Form 10-Q
period 1996-06-30
VIDEOSERVER INC
filed 1996-08-05
CIK 943894

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 0-25882

                                   -----------

                                VIDEOSERVER, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                       04-3114212
(State or other jurisdiction of incorporation     (IRS Employer Identification No.)
or organization)

        NORTHWEST PARK, 63 THIRD AVENUE, BURLINGTON, MASSACHUSETTS 01803
          (Address of principal executive offices, including Zip Code)

                                 (617) 229-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /x/    No / /

The number of shares outstanding of the registrant's Common Stock as of July 29, 1996 was 12,499,898.

================================================================================

                                VIDEOSERVER, INC.

                                      INDEX

                                                                              Page
                                                                              ----

PART I.  FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
          December 31, 1995 and June 30, 1996 ................................  3

         Condensed Consolidated Statements of Income
          Three and six months ended June 30, 1995 and 1996 ..................  4

         Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1995 and 1996 ............................  5

         Notes to Condensed Consolidated Financial Statements ................  6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................  7

PART II. OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Securities Holders ...............  9

Item 6   Exhibits and Reports on Form 8-K ....................................  9

     SIGNATURE ............................................................... 10

This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Company's 1995 Annual Report to Shareholders in the section titled "Other factors which may affect future operations" (which section is incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1995). Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                          VIDEOSERVER, INC.

                             CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)

                                                                      DECEMBER 31,   JUNE 30,
                                                                          1995         1996
                                                                      ------------   --------
                                                                                   (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                             $31,679      $31,957
  Marketable securities                                                  13,489       15,883
  Accounts receivable, net of allowance for doubtful accounts of $650
    and $895 at December 31, 1995 and June 30, 1996                       4,231        6,069
  Inventories                                                             1,598        1,985
  Deferred taxes and other current assets                                   843        2,040
                                                                        -------      -------

Total current assets                                                     51,840       57,934

Equipment and improvements, net                                           1,921        3,206
Other assets, net                                                           141          134
                                                                        -------      -------

Total assets                                                            $53,902      $61,274
                                                                        =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                 $ 5,636      $ 8,017
  Other current liabilities                                               1,804        1,620
                                                                        -------      -------

Total current liabilities                                                 7,440        9,637

Long-term debt, less current portion                                        673          387

Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized;
  12,548,769 issued at December 31, 1995 and June 30, 1996;
  12,385,731 and 12,499,898 outstanding at December 31, 1995 and
  June 30, 1996                                                             125          125
Capital in excess of par value                                           45,635       46,946
Retained earnings                                                            31        4,179
Treasury stock, 163,038 and 48,871 common shares at December 31,
  1995 and June 30, 1996                                                     (2)
                                                                        -------      -------

Total stockholders' equity                                               45,789       51,250
                                                                        -------      -------

Total liabilities and stockholders' equity                              $53,902      $61,274
                                                                        =======      =======

                             See accompanying notes.

                           VIDEOSERVER, INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)
                                              UNAUDITED

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                              1995            1996            1995            1996
                                          -----------     -----------     -----------     -----------

Net sales                                 $    6,810      $   11,270      $   12,322      $   20,780
Cost of sales                                  2,393           3,742           4,407           6,815
                                          ----------      ----------      ----------      ----------
Gross profit                                   4,417           7,528           7,915          13,965

Operating expenses:
  Research and development                     1,177           1,894           2,329           3,477
  Sales and marketing                          1,317           2,027           2,424           3,807
  General and administrative                     789             977           1,408           1,849
                                          ----------      ----------      ----------      ----------
Total operating expenses                       3,283           4,898           6,161           9,133
                                          ----------      ----------      ----------      ----------
Income from operations                         1,134           2,630           1,754           4,832

Interest income, net                             217             442             296             850
                                          ----------      ----------      ----------      ----------
Income before income taxes                     1,351           3,072           2,050           5,682
Provision for income taxes                       366             829             471           1,534
                                          ----------      ----------      ----------      ----------
Net income                                $      985      $    2,243      $    1,579      $    4,148
                                          ==========      ==========      ==========      ==========

Net income per share:                     $     0.08      $     0.17      $     0.14      $     0.31

Shares used in computing net
  income per share:                       11,759,000      13,338,000      11,126,000      13,216,000
                                          ==========      ==========      ==========      ==========



                             See accompanying notes.

                           VIDEOSERVER, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                             UNAUDITED

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                         1995          1996
                                                                       --------      --------

OPERATING ACTIVITIES
Net income                                                              $ 1,579       $  4,148
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                            510            794
   Provision for doubtful accounts                                          181            245
   Deferred taxes                                                                       (1,000)
Changes in operating assets and liabilities:
   Accounts receivable                                                   (1,058)        (2,083)
   Inventories                                                             (268)          (387)
   Other current assets                                                       8           (197)
   Accounts payable and accrued expenses                                    914          3,031
   Deferred revenue                                                        (109)           (84)
                                                                        -------       --------
Net cash provided by operating activities                                 1,757          4,467

INVESTING ACTIVITIES
Purchases of equipment and improvements                                    (820)        (2,040)
Proceeds from sale of marketable securities                                              8,119
Purchases of marketable securities                                                     (10,513)
Increases in other assets                                                   (19)           (32)
                                                                        -------       --------
Net cash used in investing activities                                      (839)        (4,466)

FINANCING ACTIVITIES
Proceeds from long-term debt                                                326
Repayment of long-term debt                                                (300)          (386)
Proceeds from issuance of common stock, net of issuance costs            35,509
Redemption of preferred stock                                            (3,611)
Net proceeds from stock issued under employee stock benefit plans                          663
Payment of preferred dividends                                             (215)
                                                                        -------       --------
Net cash provided by financing activities                                31,709            277
                                                                        -------       --------

Increase in cash and cash equivalents                                    32,627            278
Cash and cash equivalents at beginning of year                            8,195         31,679
                                                                        -------       --------

Cash and cash equivalents at end of period                              $40,822       $ 31,957
                                                                        =======       ========


                             See accompanying notes.

                                VIDEOSERVER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1995 Annual Report to Shareholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1995 . The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2. INVENTORIES

   Inventories consist of:

                                            DECEMBER 31     JUNE 30
      (In thousands)                           1995          1996
                                            -----------     -------

      Raw materials and subassemblies         $1,100        $1,421
      Work in process                            187           299
      Finished goods                             311           265
                                              ------        ------
                                              $1,598        $1,985
                                              ======        ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    NET SALES Net sales increased 65% from $6.8 million in the quarter ended June 30, 1995 to $11.3 million in the quarter ended June 30, 1996, and 69% to $20.8 million in the six months ended June 30, 1996, from $12.3 million in the comparable period in 1995. These increases were principally due to an increase in unit shipments of Multimedia Conference Server (MCS) products, driven by increased market demand and an expanded number of OEM and carrier customers.

    International sales, primarily in Europe, accounted for approximately 23% and 36% of net sales for the quarters ended June 30, 1995 and 1996, and 24% and 33% for the six months ended June 30, 1995 and 1996.

    GROSS PROFIT Gross profit as a percentage of net sales increased from 64.9% in the quarter ended June 30, 1995 to 66.8% in the quarter ended June 30, 1996. For the six month period ended June 30, the gross profit rate increased from 64.2% in 1995 to 67.2% in 1996. The increases in 1996 are primarily due to a greater proportion of higher margin products in the sales mix than in 1995, as well as overall reductions in product cost resulting from economies of scale in purchasing and manufacturing. The higher gross profit rates are not likely to continue; the proportion of quarterly sales to carriers, which generally have been at higher gross profit rates than sales to OEMs, may be uneven; recently introduced low end, lower margin products may become a larger proportion of the sales mix; and increased competition may result in lower selling prices.

    RESEARCH AND DEVELOPMENT Research and development expenses increased 61% from $1.2 million in the quarter ended June 30, 1995 to $1.9 million in the quarter ended June 30, 1996, representing 17% of net sales in each period. For the six months ended June 30, 1995 and 1996, research and development expenses were $2.3 million and $3.5 million, representing 19% and 17% of net sales for the periods. Reported research and development expenses are net of product development fees, received under development contracts with certain customers, which are recorded as a reduction of research and development costs as work is performed pursuant to the related contracts and defined milestones are achieved. The increase in research and development spending was primarily due to increased engineering staffing required to continue to develop and enhance the Company's MCS product line. The Company expects to continue to commit substantial resources to research and development in the future.

    SALES AND MARKETING Sales and marketing expenses increased 54% from $1.3 million in the quarter ended June 30, 1995 to $2.0 million in the quarter ended June 30, 1996, representing 19% and 18% of net sales for the periods. For the six months ended June 30, 1995 and 1996, sales and marketing expenses were $2.4 million and $3.8 million, representing 20% and 18% of net sales for the periods. The spending increase was due to the addition of sales and marketing personnel, increased commissions on higher sales and the expansion of existing sales offices. Sales personnel were added in the US and Europe to support an increasing number of OEM distribution partners and carrier relationships. The Company expects continued increases in sales and marketing expenses as it addresses a broader market for its products.

    GENERAL AND ADMINISTRATIVE General and administrative expenses increased 24% from approximately $789,000 in the quarter ended June 30, 1995 to approximately $977,000 in the quarter ended June 30, 1996, representing 12% and 9% of net sales for the periods. For the six months ended June 30, 1995 and 1996, general and administrative expenses were $1.4 million and $1.8 million, representing 11% and 9% of net sales for the periods. The increase in spending was primarily due to the addition of finance and administrative personnel, and increased costs associated with being a public company. Although general and administrative expenses have increased, they have decreased as a percentage of net sales due to the more rapid growth in net sales.

    INTEREST INCOME, NET Interest income, net, increased from approximately $217,000 in the quarter ended June 30, 1995 to approximately $442,000 in the quarter ended June 30, 1996. For the six months ended June 30, 1995 and 1996, net interest income was approximately $296,000 and approximately $850,000. The increase was due primarily to higher cash and investment balances, resulting from the proceeds received upon the closing of the Company's initial public offering in June, 1995, and cash generated from operations.

    PROVISION FOR INCOME TAXES The provision for income taxes was 27% for the quarters ended June 30, 1995 and 1996, and 23% and 27% for the six months ended June 30, 1995 and 1996. The effective tax rate in 1996 is less than the combined federal and state statutory rate primarily as a result of the anticipated realization of deferred tax assets previously subject to valuation reserves. The effective tax rate in 1995 reflected the Company's utilization of net operating loss carryforwards.

    OTHER FACTORS WHICH MAY AFFECT FUTURE OPERATIONS There are a number of business factors which singularly or combined may affect the Company's future operating results. Some of them, including risks and uncertainties related to an evolving market, dependence on major customers, rapid technological change, competition, and uncertainties regarding patents, protection of proprietary technology and variability of quarterly results, have been outlined in the Company's 1995 Annual Report to Shareholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Company has cash, cash equivalents and marketable securities of $47.8 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper.

    The Company generated cash from operations of $4.5 million in the first six months of 1996. The Company's primary investing activities in the first six months of 1996 related to capital expenditures in connection with the relocation of its primary facility to a larger leased facility in May, 1996, as well as computers and office equipment to support the Company's growth.

    At June 30, 1996, the Company has available a bank revolving credit facility providing for borrowings up to $5.0 million. Borrowings are limited to a percentage of eligible accounts receivable, and are unsecured. The Company also has a $2.0 million term credit facility for equipment purchases made during 1996. The Company's equipment is pledged as collateral against the equipment line of credit under these bank arrangements. Under both credit facilities, the Company is required to maintain certain financial ratios and minimum levels of net worth and profitability, and the Company's ability to pay dividends to stockholders is restricted. No borrowings have been made under either facility.

    The Company believes that its existing cash, cash equivalents and marketable securities, together with cash generated from operations and borrowings available under the Company's credit facilities, will be sufficient to meet the Company's cash requirements for the forseeable future.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders.

        On May 15, 1996, at the Company's 1996 Annual Meeting of Stockholders, the Company's stockholders met to consider and vote upon the following two proposals:

        (1) A proposal to elect two Class I directors to hold office for a three-year term and until their respective successors have been duly qualified and elected.

        (2) A proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 1996.

        Results with respect to the voting on each of the above proposals were as follows:

        Proposal 1:

             Robert L. Castle

             For - 9,930,505     Withhold Authority - 11,373
             ---   ---------     ------------------   ------

             Paul J. Ferri

             For - 9,929,905     Withhold Authority - 11,973
             ---   ---------     ------------------   ------

        Proposal 2:

             9,938,533    Votes For
             ---------
                   400    Votes Against
             ---------
                 2,945    Abstentions
             ---------
                     0    Broker Non-Votes
             ---------

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibit 11: Statement of Computation of Net Income per Share herein included on page 11.

    (b) Exhibit 27:  Financial Data Schedule.

    (c) No reports on Form 8-K were filed during the three-month period ended June 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VIDEOSERVER, INC.

Date: July 29, 1996                     By: /s/  Stephen J. Nill
                                            ------------------------------------
                                            Stephen J. Nill
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer, Authorized Officer)