Form 10-Q
period 1996-09-30
VIDEOSERVER INC
filed 1996-11-01
CIK 943894

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                         COMMISSION FILE NUMBER 0-25882


                                   -----------


                                VIDEOSERVER, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 04-3114212
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

        NORTHWEST PARK, 63 THIRD AVENUE, BURLINGTON, MASSACHUSETTS 01803
          (Address of principal executive offices, including Zip Code)

                                 (617) 229-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /


The number of shares outstanding of the registrant's Common Stock as of October 18, 1996 was 12,562,006.

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

         Condensed Consolidated Balance Sheets
          December 31, 1995 and September 30, 1996......................... 3

         Condensed Consolidated Statements of Income
          Three and nine months ended September 30, 1995 and 1996.......... 4

         Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1995 and 1996................... 5

         Notes to Condensed Consolidated Financial Statements.............. 6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................  ............ 7

PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.................................. 9


    SIGNATURE............................................................. 10


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

                                                         VIDEOSERVER, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)


                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                      1995           1996
                                                                  ------------   -------------
ASSETS                                                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents                                          $31,679        $28,750
  Marketable securities                                               13,489         22,038
  Accounts receivable, net of allowance for doubtful accounts of
    $650 and $967 at December 31 1995 and September 30, 1996           4,231          6,545
  Inventories                                                          1,598          2,266
  Deferred taxes and other current assets                                843          2,034
                                                                     -------        -------
Total current assets                                                  51,840         61,633

Equipment and improvements, net                                        1,921          3,680
Other assets, net                                                        141            186
                                                                     -------        -------

Total assets                                                         $53,902        $65,499
                                                                     =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                              $ 5,636        $ 9,450
  Other current liabilities                                            1,804          1,408
                                                                     -------        -------
Total current liabilities                                              7,440         10,858

Long-term debt, less current portion                                     673            264


Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized;
  12,548,769 issued at December 31, 1995 and September 30, 1996;
  12,385,731 and 12,525,603 outstanding at December 31, 1995 and
  September 30, 1996                                                     125            125
Capital in excess of par value                                        45,635         47,311
Retained earnings                                                         31          6,941
Treasury stock, 163,038 and 23,166 common shares at
  December 31, 1995 and September 30, 1996                                (2)
                                                                     -------        -------
Total stockholders' equity                                            45,789         54,377
                                                                     -------        -------

Total liabilities and stockholders' equity                           $53,902        $65,499
                                                                     =======        =======

                            See accompanying notes.

                                                         VIDEOSERVER, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                                             UNAUDITED

                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                     1995           1996              1995           1996
                                     ----           ----              ----           ----

Net sales                           $7,311        $13,046           $19,633        $33,826
Cost of sales                        2,567          4,265             6,974         11,080
                                    ------        -------           -------        -------
Gross profit                         4,744          8,781            12,659         22,746

Operating expenses:
  Research and development           1,393          1,996             3,722          5,473
  Sales and marketing                1,357          2,407             3,781          6,214
  General and administrative           764          1,043             2,172          2,892
                                    ------        -------           -------        -------
Total operating expenses             3,514          5,446             9,675         14,579
                                    ------        -------           -------        -------
Income from operations               1,230          3,335             2,984          8,167

Interest income, net                   458            448               754          1,298
                                    ------        -------           -------        -------
Income before income taxes           1,688          3,783             3,738          9,465
Provision for income taxes             388          1,021               859          2,555
                                    ------        -------           -------        -------
Net income                          $1,300        $ 2,762           $ 2,879        $ 6,910
                                    ======        =======           =======        =======

Net income per share:               $ 0.10        $  0.21           $  0.24        $  0.52

Shares used in computing net
  income per share:             13,151,000     13,296,000        11,804,000     13,242,000
                                ==========     ==========        ==========     ==========

                                                      See accompanying notes.


                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                         1995         1996
                                                                      --------      --------
OPERATING ACTIVITIES
Net income                                                             $ 2,879      $  6,910
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                          778         1,207
    Provision for doubtful accounts                                        286           317
    Deferred taxes                                                                    (1,000)
Changes in operating assets and liabilities:
    Accounts receivable                                                 (1,354)       (2,631)
    Inventories                                                           (712)         (668)
    Other current assets                                                   (42)         (191)
    Accounts payable and accrued expenses                                2,429         4,464
    Deferred revenue                                                       458          (274)
                                                                       -------      --------
Net cash provided by operating activities                                4,722         8,134

INVESTING ACTIVITIES
Purchases of equipment and improvements                                 (1,109)       (2,906)
Proceeds from sale of marketable securities                                            8,119
Purchases of marketable securities                                                   (16,668)
Increases in other assets                                                  (19)         (105)
                                                                       -------      --------
Net cash used in investing activities                                   (1,128)      (11,560)

FINANCING ACTIVITIES
Proceeds from long-term debt                                               563
Repayment of long-term debt                                               (478)         (531)
Proceeds from issuance of common stock, net of issuance costs           35,413
Redemption of preferred stock                                           (3,612)
Net proceeds from stock issued under employee stock benefit plans          117         1,028
Payment of preferred dividends                                            (215)
                                                                       -------      --------
Net cash provided by financing activities                               31,788           497
                                                                       -------      --------

Increase (decrease) in cash and cash equivalents                        35,382        (2,929)
Cash and cash equivalents at beginning of year                           8,195        31,679
                                                                       -------      --------

Cash and cash equivalents at end of period                             $43,577      $ 28,750
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


2. INVENTORIES

   Inventories consist of:

                                          DECEMBER 31,   SEPTEMBER 30,
       (In thousands)                         1995          1996
                                              ----          ----
      Raw materials and subassemblies        $1,100        $1,558

      Work in process                           187           246
      Finished goods                            311           462
                                             ------        ------
                                             $1,598        $2,266
                                             ======        ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES Net sales increased 78% from $7.3 million in the quarter ended September 30, 1995 to $13.0 million in the quarter ended September 30, 1996, and 72% to $33.8 million in the nine months ended September 30, 1996, from $19.6 million in the comparable period in 1995. These increases were principally due to an increase in unit shipments of Multimedia Conference Server (MCS) products, driven by increased market demand and an expanded number of OEM and carrier customers.

     International sales accounted for approximately 18% and 36% of net sales for the quarters ended September 30, 1995 and 1996, and 22% and 34% for the nine months ended September 30, 1995 and 1996. The Company expects that international sales, which are currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

     GROSS PROFIT Gross profit as a percentage of net sales increased from 64.9% in the quarter ended September 30, 1995 to 67.3% in the quarter ended September 30, 1996. For the nine month period ended September 30, the gross profit rate increased from 64.5% in 1995 to 67.2% in 1996. The increases in 1996 are primarily due to a reduction in the cost of purchased components and scale economies in purchasing and manufacturing, as well as a greater proportion of higher margin products in the sales mix in 1996 compared with 1995. The higher gross profit rates are not likely to continue; recently introduced low end, lower margin products may become a larger proportion of the sales mix, increased competition may result in lower selling prices, and the proportion of sales to carriers, which generally have been at higher gross profit rates than sales to OEMs, may be uneven.

     RESEARCH AND DEVELOPMENT Research and development expenses increased 43% from $1.4 million in the quarter ended September 30, 1995 to $2.0 million in the quarter ended September 30, 1996, representing 19% and 15% of net sales for the periods. For the nine months ended September 30, 1995 and 1996, research and development expenses were $3.7 million and $5.5 million, representing 19% and 16% of net sales for the periods. Reported research and development expenses are net of product development fees, received under development contracts with certain customers, which are recorded as a reduction of research and development costs as work is performed pursuant to the related contracts and defined milestones are achieved. The increase in research and development spending was primarily due to increased engineering staffing required to continue to develop and enhance the Company's MCS product line. The Company expects to continue to commit substantial resources to research and development in the future.

     SALES AND MARKETING Sales and marketing expenses increased 77% from $1.4 million in the quarter ended September 30, 1995 to $2.4 million in the quarter ended September 30, 1996, representing 19% and 18% of net sales for the periods. For the nine months ended September 30, 1995 and 1996, sales and marketing expenses were $3.8 million and $6.2 million, representing 19% and 18% of net sales for the periods. The spending increase was due to the addition of sales and marketing personnel, increased commissions on higher sales and the expansion of existing sales offices. Sales personnel were added in the US and Europe to support an increasing number of OEM distribution partners and carrier relationships. The Company expects continued increases in sales and marketing expenses as it addresses a broader market for its products.

     GENERAL AND ADMINISTRATIVE General and administrative expenses increased 37% from approximately $764,000 in the quarter ended September 30, 1995 to $1.0 million in the quarter ended September 30, 1996, representing 10% and 8% of net sales for the periods. For the nine months ended September 30, 1995 and 1996, general and administrative expenses were $2.2 million and $2.9 million, representing 11% and 9% of net sales for the periods. The increase in spending was primarily due to the addition of finance and administrative personnel, and, for the nine month period, the increased costs associated with being a public company. Although general and administrative expenses have increased, they have decreased as a percentage of net sales due to the more rapid growth in net sales.

     INTEREST INCOME, NET Interest income, net, decreased from approximately $458,000 in the quarter ended September 30, 1995 to approximately $448,000 in the quarter ended September 30, 1996. The decrease in 1996 is due to a greater amount of the Company's cash equivalents and marketable securities which are invested in tax-exempt U.S. and state government securities. For the nine months ended September 30, 1995 and 1996, net interest income was approximately $754,000 and $1.3 million. The increase was due primarily to higher cash and investment balances, resulting from the proceeds received upon the closing of the Company's initial public offering in June, 1995, and cash generated from operations.

     PROVISION FOR INCOME TAXES The provision for income taxes was 23% and 27% for the quarters and the nine months ended September 30, 1995 and 1996. The effective tax rate in 1996 is less than the combined federal and state statutory rate primarily as a result of the anticipated realization of deferred tax assets previously subject to valuation reserves. The effective tax rate in 1995 reflected the Company's utilization of net operating loss carryforwards. For 1997, the effective tax rate is expected to more closely approximate the combined federal and state statutory rate.

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


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company has cash, cash equivalents and marketable securities of $50.8 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper.

     The Company generated cash from operations of $8.1 million in the first nine months of 1996, primarily from net income. The Company's primary investing activities in the first nine months of 1996 related to capital expenditures in connection with the relocation of its primary facility to a larger leased facility in May, 1996, as well as computers and office equipment to support the Company's growth.

     At September 30, 1996, the Company has available a bank revolving credit facility providing for borrowings up to $5.0 million. Borrowings are limited to a percentage of eligible accounts receivable, and are unsecured. The Company also has a $2.0 million term credit facility for equipment purchases made during 1996. The Company's equipment is pledged as collateral against the equipment line of credit under these bank arrangements. Under both credit facilities, the Company is required to maintain certain financial ratios and minimum levels of net worth and profitability, and the Company's ability to pay dividends to stockholders is restricted. No borrowings have been made under either facility.

     The Company believes that its existing cash, cash equivalents and marketable securities, together with cash generated from operations and borrowings available under the Company's credit facilities, will be sufficient to meet the Company's cash requirements for the foreseeable future.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibit 11: Statement of Computation of Net Income per Share herein included on page 11.

     (b)  Exhibit 27: Financial Data Schedule.

     (c) No reports on Form 8-K were filed during the three-month period ended September 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VIDEOSERVER, INC.


Date:  October 18, 1996                 By: /s/ Stephen J. Nill
                                            -----------------------
                                            Stephen J. Nill
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer, Authorized Officer)