Form 10-Q
period 1997-03-31
VIDEOSERVER INC
filed 1997-05-09
CIK 943894

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares outstanding of the registrant's Common Stock as of April 30, 1997 was 12,872,159.

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

         Condensed Consolidated Balance Sheets
           December 31, 1996 and March 31, 1997.........................................................3

         Condensed Consolidated Statements of Income
           Three months ended March 31, 1996 and 1997...................................................4

         Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 1996 and 1997...................................................5

         Notes to Condensed Consolidated Financial Statements...........................................6

Item 2   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...........................................................7

PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...............................................................9


    Signature..........................................................................................10


This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Company's 1996 Annual Report to Shareholders in the section titled "Other factors which may affect future operations" (which section is incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1996), and in the section below in this document under the same title. Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.


                                VIDEOSERVER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)

                                                                                     DECEMBER 31,       MARCH 31,
                                                                                        1996              1997
                                                                                     ------------      -----------
                                                                                                       (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $27,876           $34,299
   Marketable securities                                                                26,808            22,854
   Accounts receivable, net of allowance for doubtful accounts of
     $1,077 and $1,093 at December 31, 1996 and March 31, 1997                           7,252             8,279
   Inventories                                                                           3,653             3,575
   Deferred taxes                                                                        2,280             2,280
   Other current assets                                                                    843             1,124
                                                                                       -------           -------
Total current assets                                                                    68,712            72,411

Equipment and improvements, net                                                          4,180             4,267
Other assets, net                                                                          204               210
                                                                                       -------           -------

Total assets                                                                           $73,096           $76,888
                                                                                       =======           =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                               $11,721           $11,618
   Other current liabilities                                                             1,337             1,986
                                                                                       -------           -------
Total current liabilities                                                               13,058            13,604

Long-term debt, less current portion                                                       167                99

Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized;
  12,620,760 issued and outstanding at December 31, 1996;
  12,642,326 issued and outstanding at March 31, 1997                                      126               126
Capital in excess of par value                                                          49,573            49,982
Retained earnings                                                                       10,225            13,122
Cumulative translation adjustment                                                          (53)              (45)
                                                                                       -------           -------
Total stockholders' equity                                                              59,871            63,185
                                                                                       -------           -------

Total liabilities and stockholders' equity                                             $73,096           $76,888
                                                                                       =======           =======

                             See accompanying notes.

                                VIDEOSERVER, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                    UNAUDITED

                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            1996                 1997
                                                        -----------          -----------

Net sales                                               $     9,510          $    15,303
Cost of sales                                                 3,073                4,959
                                                        -----------          -----------
Gross profit                                                  6,437               10,344

Operating expenses:
   Research and development                                   1,583                2,543
   Sales and marketing                                        1,780                2,728
   General and administrative                                   872                1,071
                                                        -----------          -----------
Total operating expenses                                      4,235                6,342
                                                        -----------          -----------
Income from operations                                        2,202                4,002

Interest income, net                                            408                  525
                                                        -----------          -----------
Income before income taxes                                    2,610                4,527
Provision for income taxes                                      705                1,630
                                                        -----------          -----------
Net income                                              $     1,905          $     2,897
                                                        ===========          ===========

Net income per share:                                   $      0.15          $      0.22

Shares used in computing net income per share:           13,122,000           13,351,000
                                                        ===========          ===========

                             See accompanying notes.


                                VIDEOSERVER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                 1996               1997
                                                                               --------           --------
OPERATING ACTIVITIES
Net income                                                                     $  1,905           $  2,897
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  343                597
     Provision for doubtful accounts                                                183                 16
Changes in operating assets and liabilities:
     Accounts receivable                                                         (1,106)            (1,043)
     Inventories                                                                     73                 78
     Other current assets                                                          (123)              (281)
     Accounts payable and accrued expenses                                          962               (103)
     Deferred revenue                                                                16                727
                                                                               --------           --------
Net cash provided by operating activities                                         2,253              2,888

INVESTING ACTIVITIES
Purchases of equipment and improvements                                            (774)              (648)
Proceeds from sale of marketable securities                                       8,119              3,954
Increases in other assets                                                           (41)               (42)
                                                                               --------           --------
Net cash provided by investing activities                                         7,304              3,264

FINANCING ACTIVITIES
Repayment of long-term debt                                                        (213)              (146)
Net proceeds from issuance of stock under employee benefit plans                    459                409
                                                                               --------           --------
Net cash provided by financing activities                                           246                263
Effect of exchange rate on cash and cash equivalents                                                     8

Increase in cash and cash equivalents                                             9,803              6,423
Cash and cash equivalents at beginning of year                                   31,679             27,876
                                                                               --------           --------

Cash and cash equivalents at end of period                                     $ 41,482           $ 34,299
                                                                               ========           ========

                             See accompanying notes.

                                VIDEOSERVER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1996 Annual Report to Shareholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.   INVENTORIES

Inventories consist of:
                                      DECEMBER 31,      MARCH 31,
        (In thousands)                   1996             1997
                                      -----------       --------
Raw materials and subassemblies          $2,881          $3,021
Work in process                             247             130
Finished goods                              525             424
                                         ------          ------
                                         $3,653          $3,575
                                         ======          ======

3.   NEWLY ISSUED ACCOUNTING STANDARD

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which establishes new methods to compute earnings per share. Among other changes, under SFAS 128 the dilutive effect of stock options will be excluded from the calculation of primary earnings per share. The statement is required to be adopted on December 31, 1997, and all prior periods are to be restated at that time. Upon adoption, reported primary earnings per share for the quarter ended March 31, 1997 are expected to increase $.01, to $.23 per share. The effect on other primary and fully diluted earnings per share amounts for the quarters ended March 31, 1996 and 1997 is expected to be immaterial.

4.   SUBSEQUENT EVENT

On April 28, 1997, the Company acquired certain assets comprising the network access card business unit of Promptus Communications, Inc. The total purchase price of approximately $18 million consisted of approximately $14.5 million in cash and 223,881 shares of the Company's common stock. The acquisition will be accounted for using the purchase method. The Company expects to record a charge to earnings in the quarter ended June 30, 1997 of approximately $12-14 million for the portion of the purchase price related to acquired in-process research and development.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES Net sales increased 61% from $9.5 million in the first quarter of 1996 to $15.3 million in the first quarter of 1997, due to an increase in unit shipments of Multimedia Conference Server (MCS) products, driven primarily by increased market demand and an expanding number of OEM and carrier customers.

     International sales accounted for approximately 28% and 36% of net sales for the quarters ended March 31, 1996 and 1997. The Company expects that international sales, which are currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

     GROSS PROFIT Gross profit as a percentage of net sales of 67.7% in the first quarter of 1996 and 67.6% in the first quarter of 1997 was relatively unchanged. Gross profit rates are likely to be lower in future periods; low end, lower margin products may become a larger proportion of the sales mix, increased competition may result in lower selling prices, and the proportion of sales to carriers, which generally have been at higher gross profit rates than sales to OEMs, may be uneven.

     RESEARCH AND DEVELOPMENT Research and development expenses increased 61% from $1.6 million in the first quarter of 1996 to $2.5 million in the first quarter of 1997, representing 17% of net sales in each quarter. Reported research and development expenses are net of product development fees, received under development contracts with certain customers. These fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contracts and defined milestones are achieved. The overall increase in research and development spending was primarily due to increased engineering staffing required to continue to develop and enhance the Company's MCS product line. The Company expects to continue to commit substantial resources to research and development in the future.

     SALES AND MARKETING Sales and marketing expenses increased 53% from $1.8 million in the first quarter of 1996 to $2.7 million in the first quarter of 1997, representing 19% and 18% of net sales. The spending increase was due to the addition of sales and marketing personnel, increased commissions on higher sales and the expansion of sales offices. Sales personnel were added in the US and Europe to support an increasing number of OEM distribution partners and carrier relationships. The Company expects continued increases in sales and marketing expenses as it addresses a broader market for its products.

     GENERAL AND ADMINISTRATIVE General and administrative expenses increased 23% from approximately $872,000 in the first quarter of 1996 to $1.1 million in the first quarter of 1997, representing 9% and 7% of net sales. The increase in spending was primarily due to the addition of finance and administrative personnel. Although general and administrative expenses have increased, they have decreased as a percentage of net sales due to the more rapid growth in net sales.

     INTEREST INCOME, NET Interest income, net, increased from approximately $408,000 in the first quarter of 1996 to approximately $525,000 in the first quarter of 1997. The increase was due primarily to higher cash balances resulting from cash generated from operations, as well as a change in the mix of investments between taxable and tax-exempt securities.

     PROVISION FOR INCOME TAXES The provision for income taxes, as represented by the income tax rate, was 27% and 36% for the quarters ended March 31, 1996 and 1997. The effective tax rate in 1996 was less than the combined federal and state statutory rate primarily as a result of the recognition of deferred tax assets previously subject to valuation reserves. These valuation reserves were eliminated in 1996, when the Company deemed it more likely than not that sufficient future taxable income would be generated to realize the full benefit of the deferred tax assets. For 1997, the effective tax rate more closely approximates the combined federal and state statutory rate.

     OTHER FACTORS WHICH MAY AFFECT FUTURE OPERATIONS There are a number of business factors which singularly or combined may affect the Company's future operating results. Some of them, including risks and uncertainties related to an evolving market, dependence on major customers, rapid technological change, competition, protection of proprietary technology, uncertainties regarding patents, and variability of quarterly results, have been outlined in the Company's 1996 Annual Report to Shareholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In particular, PictureTel Corporation, currently the Company's largest customer, has announced its intention to develop products related to the new
H.323 standards for conferencing over local area networks, corporate intranets and the Internet, which are expected to be competitive with products the Company currently has under development. Furthermore, in April, 1997, PictureTel announced that it had signed a definitive agreement to acquire MultiLink, Inc., a developer and supplier of multipoint control units and a current competitor of the Company, in an effort to accelerate their initiatives in this area. The impact of the acquisition of MultiLink on the Company's relationship with PictureTel, and on the Company's future sales and operating results, is unclear.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company has cash, cash equivalents and marketable securities of $57.2 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper.

     The Company generated cash from operations of $2.9 million in the first quarter of 1997, primarily from net income. The Company's primary investing activities in the first quarter of 1997 related to the purchase of computers and office equipment to support the Company's growth.

     At March 31, 1997, the Company has available a bank revolving credit facility providing for borrowings up to $5.0 million. Borrowings are limited to a percentage of eligible accounts receivable, and are unsecured. The Company also has a $2.0 million term credit facility for equipment purchases made during 1997. The Company's equipment is pledged as collateral against the equipment line of credit under these bank arrangements. Under both credit facilities, the Company is required to maintain certain financial ratios and minimum levels of net worth and profitability, and the Company's ability to pay dividends to stockholders is restricted. No borrowings have been made under either facility.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 11: Statement of Computation of Net Income per Share herein included on page 11.

          (b)  Exhibit 27: Financial Data Schedule.

          (c) No reports on Form 8-K were filed during the three-month period ended March 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VIDEOSERVER, INC.


Date:  May 2, 1997              By: /s/  Stephen J. Nill
                                    -----------------------
                                    Stephen J. Nill
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)