Form 10-Q
period 1997-06-30
VIDEOSERVER INC
filed 1997-08-14
CIK 943894

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                 (617) 229-2000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---

The number of shares outstanding of the registrant's Common Stock as of August 1, 1997 was 12,944,576.


================================================================================

                                VIDEOSERVER, INC.

                                      INDEX


                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           December 31, 1996 and June 30, 1997 .........................   3

         Condensed Consolidated Statements of Income
           Three and six months ended June 30, 1996 and 1997 ...........   4

         Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 1996 and 1997 .....................   5

         Notes to Condensed Consolidated Financial Statements ..........   6

Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................   8

PART II. OTHER INFORMATION

Item 2   Changes in Securities .........................................  11

Item 4   Submission of Matters to a Vote of Securities Holders .........  11

Item 6   Exhibits and Reports on Form 8-K ..............................  11


     SIGNATURE .........................................................  13


This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Company's 1996 Annual Report to Shareholders in the section titled "Other factors which may affect future operations" (which section is incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1996). Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                VIDEOSERVER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)

                                                    DECEMBER 31,       JUNE 30,
                                                        1996             1997
                                                        ----             ----
                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                           $ 27,876         $ 20,538
  Marketable securities                                 26,808           22,854
  Accounts receivable, net of allowance
     for doubtful accounts oF $1,077 and
     $1,093 at December 31, 1996
     and June 30, 1997                                   7,252            6,383
  Inventories                                            3,653            5,880
  Deferred taxes                                         2,280            2,614
  Other current assets                                     843              796
                                                      --------         --------
Total current assets                                    68,712           59,065

Equipment and improvements, net                          4,180            5,171
Deferred taxes                                                            4,346
Other assets, net                                          204            2,451
                                                      --------         --------

Total assets                                          $ 73,096         $ 71,033
                                                      ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses               $ 11,721         $ 11,253
  Other current liabilities                              1,337            1,580
                                                      --------         --------
Total current liabilities                               13,058           12,833

Long-term debt, less current portion                       167               41

Stockholders' equity:
Preferred stock, $.01 par value;
  2,000,000 shares authorized,
  none issued and outstanding
Common stock, $.01 par value,
  40,000,000 shares authorized;
  12,620,760 issued and outstanding
  at December 31, 1996; 12,898,767
  issued and outstanding at
  June 30, 1997                                            126              129
Capital in excess of par value                          49,573           53,662
Retained earnings                                       10,225            4,443
Cumulative translation adjustment                          (53)             (75)
                                                      --------         --------
Total stockholders' equity                              59,871           58,159
                                                      --------         --------

Total liabilities and stockholders' equity            $ 73,096         $ 71,033
                                                      ========         ========

                             See accompanying notes.

                                VIDEOSERVER, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)
                                    UNAUDITED

                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      JUNE 30,                            JUNE 30,
                                              1996              1997               1996              1997
                                          ------------      ------------       ------------      ------------

Net sales                                 $     11,270      $     11,451       $     20,780      $     26,754
Cost of sales                                    3,742             4,220              6,815             9,179
                                          ------------      ------------       ------------      ------------
Gross profit                                     7,528             7,231             13,965            17,575

Operating expenses:
  Research and development                       1,894             3,176              3,477             5,719
  Sales and marketing                            2,027             2,881              3,807             5,609
  General and  administrative                      977             1,144              1,849             2,215
  Purchased research and development                              14,000                               14,000
                                          ------------      ------------       ------------      ------------
Total operating expenses                         4,898            21,201              9,133            27,543
                                          ------------      ------------       ------------      ------------
Income (loss) from operations                    2,630           (13,970)             4,832            (9,968)

Interest income, net                               442               409                850               934
                                          ------------      ------------       ------------      ------------
Income (loss) before income taxes                3,072           (13,561)             5,682            (9,034)
Provision (benefit) for income taxes               829            (4,882)             1,534            (3,252)
                                          ------------      ------------       ------------      ------------
Net income (loss)                         $      2,243      ($     8,679)      $      4,148      ($     5,782)
                                          ============      ============       ============      ============

Net income (loss) per share:              $       0.17      ($      0.65)      $       0.31      ($      0.44)


Shares used in computing
  net income (loss) per share:              13,338,000        13,268,000         13,216,000        13,240,000
                                          ============      ============       ============      ============

                             See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                            SIX MONTHS ENDED JUNE 30,
                                                               1996           1997
                                                             --------       --------
OPERATING ACTIVITIES
Net income (loss)                                            $  4,148       ($ 5,782)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Purchased research and development                                        14,000
    Depreciation and amortization                                 794          1,298
    Provision for doubtful accounts                               245             16
    Deferred taxes                                             (1,000)        (4,680)
    Tax benefit related to employee stock plans                                  180
Changes in operating assets and liabilities:
    Accounts receivable                                        (2,083)         2,965
    Inventories                                                  (387)        (1,019)
    Other current assets                                         (197)            95
    Accounts payable and accrued expenses                       3,031         (1,762)
    Deferred revenue                                              (84)           403
                                                             --------       --------
Net cash provided by operating activities                       4,467          5,714

INVESTING ACTIVITIES
Purchases of equipment and improvements                        (2,040)        (1,507)
Proceeds from sale of marketable securities                     8,119          3,954
Purchases of marketable securities                            (10,513)
Acquisition of NAC business                                                  (15,416)
Increases in other assets                                         (32)          (221)
                                                             --------       --------
Net cash used in investing activities                          (4,466)       (13,190)

FINANCING ACTIVITIES
Repayment of long-term debt                                      (386)          (337)
Net proceeds from stock issued
  under employee stock benefit plans                              663            497
                                                             --------       --------
Net cash provided by financing activities                         277            160
Effect of exchange rate on cash and cash
  equivalents                                                                    (22)

Increase (decrease) in cash and cash                              278         (7,338)
  equivalents
Cash and cash equivalents at beginning of year                 31,679         27,876
                                                             --------       --------

Cash and cash equivalents at end of period                   $ 31,957       $ 20,538
                                                             ========       ========

Supplemental schedule of non-cash investing activities:
Common stock issued to acquire NAC business,
  net of issuance costs                                                     $  3,415
                                                                            ========

                             See accompanying notes

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

2.  BUSINESS COMBINATION

On April 28, 1997, the Company purchased the network access card ("NAC") business unit of Promptus Communications, Inc. ("Promptus"), a Rhode Island corporation, through a wholly-owned subsidiary of the Company. The assets acquired include all tangible and intangible assets of Promptus' NAC business unit, including fixed assets, inventories, trade receivables, products, and technology. Liabilities assumed include all third-party trade liabilities and other accrued obligations pertaining to the acquired NAC assets. The total purchase price of approximately $18.8 million included $14.5 million of cash consideration and 223,881 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting.

The purchase price was allocated to the tangible and intangible assets acquired based upon their estimated fair market values. The intangible assets acquired were valued using risk adjusted cash flow models under which estimated future cash flows were discounted taking into account risks related to existing and future target markets and to the completion of the products expected to be ultimately marketed by the Company, and assessments of the life expectancy of the underlying technology. The analysis resulted in an allocation of $2.0 million to purchased software which had reached technological feasibility, principally represented by the technology comprising the NAC products being sold by Promptus at the acquisition date. This amount was capitalized and is being amortized over a five year period. In addition, $14.0 million was allocated to purchased research and development which had not reached technological feasibility and had no alternative future use. This amount was charged to operations at the acquisition date.

Operating results of the NAC business unit have been included in the financial statements from the acquisition date. The following pro forma information presents the results of operations for the six month periods ended June 30, 1996 and 1997, as if the NAC business unit of Promptus had been acquired as of January 1, 1996 and 1997 , including the charge to operations of $14.0 million related to purchased in-process research and development resulting from the acquisition, as if expensed on the date acquired.

                                         SIX MONTHS        SIX MONTHS
                                           ENDED             ENDED
                                       JUNE 30, 1996     JUNE 30, 1997
                                       -------------     -------------
    (In thousands)
    Total revenues                         $ 24,887       $   30,381

    Net income (loss)
                                           $ (4,808)      $   (5,742)

    Net income (loss) per share            $  (0.36)      $    (0.43)

The unaudited pro forma results do not purport to be indicative of the results which actually would have been obtained had the acquisition been effected on the dates indicated, or of results which may be achieved in the future.


3.  INVENTORIES

    Inventories consist of:
                                    DECEMBER 31,         JUNE 30,
           (In thousands)                1996              1997
                                       ------            ------
          Raw materials and            $2,881            $3,049
            subassemblies
          Work in process                 247               903
          Finished goods                  525             1,928
                                       ------            ------
                                       $3,653            $5,880
                                       ======            ======

4.  NEWLY ISSUED ACCOUNTING STANDARD

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which establishes new methods to compute earnings per share. Among other changes, under SFAS 128 the dilutive effect of stock options will be excluded from the calculation of primary earnings per share. The statement is required to be adopted on December 31, 1997, and all prior periods are to be restated at that time. Upon adoption, reported primary net (loss per share for the quarter and six months ended June 30, 1997 is expected to increase $.03, to ($0.68) per share, and $.02 to ($0.46) per share. Reported primary net income per share for the quarter and six months ended June 30, 1996 is expected to increase $.01, to $0.18 per share, and $.02 to $0.33 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's consolidated financial statements for the three and six months ended June 30, 1997 reflect the impact of the acquisition of the network access card ("NAC") business unit from Promptus Communications on April 28, 1997. Results of operations include those of the NAC business from the date of acquisition.

RESULTS OF OPERATIONS

     NET SALES Net sales increased 2% from $11.3 million in the quarter ended June 30, 1996 to $11.5 million in the quarter ended June 30, 1997, and 29% from $20.8 million in the six months ended June 30, 1996, $26.8 million in the six months ended June 30, 1997. In the second quarter of 1997, sales of Multimedia Conference Server ("MCS") products were somewhat lower than in the second quarter in 1996, driven by lower demand from PictureTel, currently the Company's largest customer, the impact of consolidations and reorganizations among several of the Company's other large OEM customers, and lower demand from service providers. Sales of network access products associated with the acquisition of the NAC business offset the lower MCS sales.

     A significant factor effecting the demand for VideoServer's products is the rate of deployment of conferencing endpoints, such as room based conferencing systems and desktop conferencing terminals, sold by conferencing OEMs and computer companies. Growth in endpoint development appears to have recently slowed as end users begin to evaluate new technologies such as LAN-based products and lower priced ISDN-based endpoints now being introduced by those vendors. This softness in endpoint demand is expected to continue in the near term and may effect growth rates for the Company's sales and operating results, at least until endpoint demand returns to more historical levels.

     International sales, primarily in Europe, accounted for approximately 36% and 40% of net sales for the quarters ended June 30, 1996 and 1997, and 33% and 38% for the six months ended June 30, 1996 and 1997. The Company expects that international sales, which are currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

     GROSS PROFIT Gross profit as a percentage of net sales decreased from 66.8% in the quarter ended June 30, 1996 to 63.1% in the quarter ended June 30, 1997. For the six month period ended June 30, the gross profit rate decreased from 67.2% in 1996 to 65.7% in 1997. The decreases in 1997 are primarily due to a greater proportion of lower margin products in the sales mix than in 1996, including network access cards associated with the NAC business unit acquisition, and somewhat higher fixed costs this year as a percentage of net sales. Gross profit rates may be lower in future periods, as low end, lower margin products are expected to become a larger proportion of the sales mix, and increased competition may result in lower selling prices.

     RESEARCH AND DEVELOPMENT Research and development expenses increased 68% from $1.9 million in the quarter ended June 30, 1996 to $3.2 million in the quarter ended June 30, 1997, representing 17% and 28% of net sales in each period. For the six months ended June 30, 1996 and 1997, research and development expenses were $3.5 million and $5.7 million, representing 17% and 21% of net sales for the periods. Reported research and development expenses are net of product development fees, received under development contracts with certain customers, which are recorded as a reduction of research and development costs as work is performed pursuant to the related contracts and defined milestones are achieved. The increase in research and development spending was primarily due to increased engineering staffing required to continue to develop and enhance the Company's MKS products. New product development is currently focused on extending the breadth of network services supported beyond switched digital services to include local area networks
(LANs), corporate intranets, and the Internet, incorporating the new H.323 industry standards, as well as ATM and frame relay. Spending increases were also the result of the addition of development efforts associated with the acquired NAC business unit. The Company expects to continue to commit substantial resources to research and development in the future.

     SALES AND MARKETING Sales and marketing expenses increased 42% from $2.0 million in the quarter ended June 30, 1996 to $2.9 million in the quarter ended June 30, 1997, representing 18% and 25% of net sales for the periods. For the six months ended June 30, 1996 and 1997, sales and marketing expenses were $3.8 million and $5.6 million, representing 18% and 21% of net sales for the periods . The spending increase was due to the addition of sales and marketing personnel in the US and Europe, and the expansion of field sales offices. The Company is expanding its sales and marketing personnel and program resources to drive a broader distribution model for its products, including selected value added resellers and dealers, and to support its future growth.

     GENERAL AND ADMINISTRATIVE General and administrative expenses increased 17% from approximately $977,000 in the quarter ended June 30, 1996 to $1.1 million in the quarter ended June 30, 1997, representing 9% and 10% of net sales for the periods. For the six months ended June 30, 1996 and 1997, general and administrative expenses were $1.8 million and $2.2 million, representing 9% and 8% of net sales for the periods. The increase in spending was primarily due to the addition of finance and administrative personnel, including those to support the acquired NAC business unit.

     INTEREST INCOME, NET Interest income, net, decreased from approximately $442,000 in the quarter ended June 30, 1996 to approximately $409,000 in the quarter ended June 30, 1997. The decrease was due primarily to a greater amount of the Company's cash equivalents and marketable securities which are invested in tax-exempt U.S. and state government securities, and to the decrease in cash resulting from the Company's acquisition of the NAC business unit of Promptus on April 28, 1997. For the six months ended June 30, 1996 and 1997, net interest income was approximately $850,000 and approximately $934,000.

     PROVISION (BENEFIT) FOR INCOME TAXES The provision for income taxes, as represented by the income tax rate, was 27% and (36%) for the quarters and six months ended June 30, 1996 and 1997. The effective tax rate in 1996 was less than the combined federal and state statutory rate primarily as a result of the recognition of deferred tax assets previously subject to valuation reserves. These valuation reserves were eliminated in 1996, when the Company deemed it more likely than not that sufficient future taxable income would be generated to realize the full benefit of the deferred tax assets. For 1997, the effective tax rate more closely approximates the combined federal and state statutory rate.

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

     In particular, PictureTel Corporation, currently the Company's largest customer, has announced its intention to develop products related to the new
H.323 standards, which are expected to be competitive with products the Company currently has under development. Furthermore, in July, 1997, PictureTel completed its acquisition of MultiLink, Inc., a developer and supplier of multipoint control units and a current competitor of the Company, in an effort to accelerate PictureTel's initiatives in this area. The impact of the acquisition of MultiLink on the Company's relationship with PictureTel, and on the Company's future sales and operating results, is unclear.

     In addition to the factors above, the Company has made and intends to make acquisitions of, or significant investments in, businesses that offer complementary products, services, and technologies as part of its overall business strategy. Such acquisitions or investments are accompanied by the risks commonly encountered in acquisitions of businesses, including, among others, the difficulty of assimilating the operations and personnel of the acquired businesses, and the potential disruption of the Company's ongoing business. These factors could have a material adverse effect on the Company's operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company has cash, cash equivalents and marketable securities of $43.4 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper.

     The Company generated cash from operations of $5.7 million in the first six months of 1997. The Company's primary investing activities in the first six months of 19961997 related to the purchase of the NAC business unit of Promptus, as well as computers and office equipment to support the Company's growth.

     At June 30, 1997, the Company has available a bank revolving credit facility providing for borrowings up to $5.0 million. Borrowings are limited to a percentage of eligible accounts receivable, and are unsecured. The Company also has a $2.0 million term credit facility for equipment purchases made during 1997. The Company's equipment is pledged as collateral against the equipment line of credit under these bank arrangements. Under both credit facilities, the Company is required to maintain certain financial ratios and minimum levels of net worth and profitability, and the Company's ability to pay dividends to stockholders is restricted. No borrowings have been made under either facility.

     The Company believes that its existing cash, cash equivalents and marketable securities, together with cash generated from operations and borrowings available under the Company's credit facilities, will be sufficient to meet the Company's cash requirements for the foreseeable future.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         On April 28, 1997, VideoServer Acquisitions Corp., a wholly-owned subsidiary of the Company, purchased the network access card ("NAC") business unit of Promptus Communications, Inc. ("Promptus"). The assets acquired include all tangible and intangible assets of Promptus' NAC business unit, including fixed assets, inventories, trade receivables, products, and technology. Liabilities assumed include all third-party trade liabilities and other accrued obligations pertaining to the acquired NAC assets. In consideration for the acquired NAC assets, the Company paid to Promptus $14,500,000 in cash and issued to Promptus 223,881 shares of the Company's common stock par value $.01 per share. The Company believes that the issuance of such shares qualifies as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Securities Holders

         On May 14, 1997, at the Company's 1997 Annual Meeting of Stockholders, the Company's stockholders met to consider and vote upon the following two proposals:

         (1) A proposal to elect one class II director to hold office for a three-year term and until his/her respective successor has been duly qualified and elected.

         (2) A proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 1997.

         Results with respect to the voting on each of the above proposals were as follows:

         Proposal 1:

             William E. Foster

             For -      11,382,605      Withhold Authority -         116,034
             -----      ----------      --------------------         -------





         Proposal 2:

                 11,487,294    Votes For
                 ----------
                      5,857    Votes Against
                 ----------
                      5,488    Abstentions
                 ----------
                          0    Broker Non-Votes
                 ----------

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit 27: Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Company filed one (1) report on Form 8-K and one (1) report on Form 8-K/A during the quarter ended June 30, 1997.

          (1) Current Report on Form 8-K reporting the acquisition on April 28, 1997 of the network access card ("NAC") business unit of Promptus Communications, Inc., filed with the Securities and Exchange Commission on May 13, 1997.

          (2) Amendment to Form 8-K on Form 8-K/A filed with the Securities and Exchange Commission on July 10, 1997, containing the financial statements of the acquired network access card ("NAC") business unit of Promptus Communications, Inc., and pro-forma financial information including an unaudited pro forma combined balance sheet assuming the acquisition occurred on December 31, 1996, and an unaudited pro forma combined statement of operations assuming the acquisition occurred on January 1, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VIDEOSERVER, INC.


Date:  August 1, 1997                         By: /s/  STEPHEN J. NILL
                                                  -----------------------
                                                  Stephen J. Nill
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer,
                                                  Authorized Officer)