Form 10-Q
period 1997-09-30
VIDEOSERVER INC
filed 1997-10-31
CIK 943894

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

The number of shares outstanding of the registrant's Common Stock as of October 24, 1997 was 13,051,882.

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

         Condensed Consolidated Balance Sheets
           December 31, 1996 and September 30, 1997............................3

         Condensed Consolidated Statements of Operations
           Three and nine months ended September 30, 1996 and 1997.............4

         Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1996 and 1997.......................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................8

PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.....................................11


     Signature................................................................13


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

                                VIDEOSERVER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)

                                                                   DECEMBER 31,       SEPTEMBER 30,
                                                                       1996               1997
                                                                   ------------       -------------
ASSETS                                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                           $27,876             $24,485
  Marketable securities                                                26,808              19,031
  Accounts receivable, net of allowance for doubtful accounts of $1,077 and $1,213 at December 31, 1996 and September 30,
    1997                                                                7,252               5,849
  Inventories                                                           3,653               5,170
  Deferred taxes                                                        2,280               2,614
  Other current assets                                                    843                 860
                                                                      -------             -------
Total current assets                                                   68,712              58,009
Equipment and improvements, net                                         4,180               5,065
Deferred taxes                                                                              4,346
Other assets, net                                                         204               2,276
                                                                      -------             -------

Total assets                                                          $73,096             $69,696
                                                                      =======             =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                               $11,721             $ 9,426
  Other current liabilities                                             1,337               1,245
                                                                      -------             -------
Total current liabilities                                              13,058              10,671

Long-term debt, less current portion                                      167                   7

Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized;
  12,620,760 issued and outstanding at December 31, 1996;
  12,948,149 issued and outstanding at
  September 30, 1997                                                      126                 129
Capital in excess of par value                                         49,573              54,069
Retained earnings                                                      10,225               4,928
Cumulative translation adjustment                                         (53)               (108)
                                                                      -------             -------
Total stockholders' equity                                             59,871              59,018
                                                                      -------             -------

Total liabilities and stockholders' equity                            $73,096             $69,696
                                                                      =======             =======

                             See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)
                                    UNAUDITED

                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                               1996               1997              1996              1997
                                           -----------       -----------        -----------       -----------

Net sales                                  $    13,046       $    12,903        $    33,826       $    39,657
Cost of sales                                    4,265             4,942             11,080            14,121
                                           -----------       -----------        -----------       -----------
Gross profit                                     8,781             7,961             22,746            25,536

Operating expenses:
  Research and development                       1,996             3,594              5,473             9,313
  Sales and marketing                            2,407             3,220              6,214             8,829
  General and administrative                     1,043             1,109              2,892             3,324
  Purchased research and development                                                                   14,000
                                           -----------       -----------        -----------       -----------
Total operating expenses                         5,446             7,923             14,579            35,466
                                           -----------       -----------        -----------       -----------
Income (loss) from operations                    3,335                38              8,167            (9,930)

Interest income, net                               448               383              1,298             1,317
                                           -----------       -----------        -----------       -----------
Income (loss) before income taxes                3,783               421              9,465            (8,613)
Provision (benefit) for income taxes             1,021               (64)             2,555            (3,316)
                                           -----------       -----------        -----------       -----------
Net income (loss)                          $     2,762       $       485        $     6,910       $    (5,297)
                                           ===========       ===========        ===========       ===========

Net income (loss) per share:               $      0.21       $      0.04        $      0.52       $     (0.41)

Shares used in computing net income
  (loss) per share:                         13,296,000        13,295,000         13,242,000        13,009,000
                                           ===========       ===========        ===========       ===========

                                  See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                            1996                   1997
                                                                          --------               --------
OPERATING ACTIVITIES
Net income (loss)                                                         $  6,910               $ (5,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Purchased research and development                                                             14,000
    Depreciation and amortization                                            1,207                  2,183
    Provision for doubtful accounts                                            317                    136
    Deferred taxes                                                          (1,000)                (4,680)
    Tax benefit related to employee stock plans                                                       180
Changes in operating assets and liabilities:
    Accounts receivable                                                     (2,631)                 3,379
    Inventories                                                               (668)                  (309)
    Other current assets                                                      (191)                    31
    Accounts payable and accrued expenses                                    4,464                 (3,589)
    Other current liabilities                                                 (274)                   157
                                                                          --------               --------
Net cash provided by operating activities                                    8,134                  6,191

INVESTING ACTIVITIES
Purchases of equipment and improvements                                     (2,906)                (2,136)
Proceeds from sale of marketable securities                                  8,119                  7,777
Purchases of marketable securities                                         (16,668)
Acquisition of NAC business                                                                       (15,416)
Increases in other assets                                                     (105)                  (196)
                                                                          --------               --------
Net cash used in investing activities                                      (11,560)                (9,971)

FINANCING ACTIVITIES
Repayment of long-term debt                                                   (531)                  (460)
Net proceeds from stock issued under employee stock benefit plans            1,028                    904
                                                                          --------               --------
Net cash provided by financing activities                                      497                    444
Effect of exchange rate on cash and cash equivalents                                                  (55)

Decrease in cash and cash equivalents                                       (2,929)                (3,391)
Cash and cash equivalents at beginning of year                              31,679                 27,876
                                                                          --------               --------

Cash and cash equivalents at end of period                                $ 28,750               $ 24,485
                                                                          ========               ========

Supplemental schedule of non-cash investing activities:
Common stock issued to acquire NAC business, net of issuance costs                               $  3,415
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

Operating results of the NAC business unit have been included in the financial statements from the acquisition date. The following pro forma information presents the results of operations for the nine month periods ended September 30, 1996 and 1997, as if the NAC business unit of Promptus had been acquired as of January 1, 1996 and 1997, including the charge to operations of $14.0 million related to purchased in-process research and development resulting from the acquisition, as if expensed on the date acquired.

                                           NINE MONTHS      NINE MONTHS
                                              ENDED            ENDED
                                          SEPTEMBER 30,    SEPTEMBER 30,
                                               1996             1997
                                          -------------    -------------
   (In thousands, except for  share
    related data)
   Total revenues                            $40,116          $43,284

   Net loss                                  $(2,243)         $(5,257)

   Net loss per share                        $ (0.17)         $ (0.40)

The unaudited pro forma results do not purport to be indicative of the results which actually would have been obtained had the acquisition been effected on the dates indicated, or of results which may be achieved in the future.

3.  INVENTORIES

    Inventories consist of:

                                           DECEMBER 31,    SEPTEMBER 30,
      (In thousands)                           1996             1997
                                           ------------    -------------
      Raw materials and subassemblies         $2,881           $3,020
      Work in process                            247              690
      Finished goods                             525            1,460
                                              ------           ------
                                              $3,653           $5,170
                                              ======           ======


4.  NEWLY ISSUED ACCOUNTING STANDARD

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which establishes new methods to compute earnings per share. Among other changes, under SFAS 128 the dilutive effect of stock options will be excluded from the calculation of primary earnings per share. The statement is required to be adopted on December 31, 1997, and all prior periods are to be restated at that time. Upon adoption, reported primary net income (loss) per share for the quarter and nine months ended September 30, 1997 of $.04 and ($.41) is expected to remain unchanged. Reported primary net income per share for the quarter and nine months ended September 30, 1996 is expected to increase $.01, to $0.22 per share, and $.03, to $0.55 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's consolidated financial statements for the three and nine months ended September 30, 1997 reflect the impact of the acquisition of the network access card ("NAC") business unit from Promptus Communications on April 28, 1997. Results of operations include those of the NAC business from the date of acquisition.

RESULTS OF OPERATIONS

     NET SALES Net sales decreased 1% from $13.0 million in the quarter ended September 30, 1996 to $12.9 million in the quarter ended September 30, 1997, and increased 17% from $33.8 million in the nine months ended September 1996 to $39.7 million in the nine months ended September 30, 1997. Sales of Multimedia Conference Server (MCS) products were lower in the third quarter of 1997 than in the same period last year, primarily driven by significantly lower demand from PictureTel, the Company's largest customer during each of those periods, and to a lesser degree by lower demand from conferencing service providers. As a result of efforts to broaden the Company's distribution channels, sales to an increasing number of other OEM and reseller customers grew significantly in the third quarter of 1997 compared with the year earlier period. The 1997 period also includes sales of network access products associated with the acquisition of the NAC business in April, 1997.

     A significant factor influencing the demand for VideoServer's products is the rate of deployment and use of conferencing endpoints, such as room based conferencing systems and desktop conferencing terminals, sold by conferencing OEMs and computer companies. Growth in the sales of endpoints appears to have slowed in recent quarters as end users begin to evaluate new technologies such as LAN-based products and lower priced ISDN-based endpoints now being introduced. This softness in endpoint demand is expected to continue in the near term and may effect growth rates for the Company's sales and operating results, at least until such time as endpoint demand returns to more historical levels.

     International sales, primarily in Europe, accounted for approximately 36% and 29% of net sales for the quarters ended September 30, 1996 and 1997, and 34% and 35% for the nine months ended September 30, 1996 and 1997. The Company expects that international sales, which are currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

     GROSS PROFIT Gross profit as a percentage of net sales decreased from 67.3% in the quarter ended September 30, 1996 to 61.7% in the quarter ended September 30, 1997. For the nine months ended September 30, the gross profit rate decreased from 67.2% in 1996 to 64.4% in 1997. The decreases in 1997 are primarily due to a greater proportion of lower margin products in the sales mix than in 1996, including network access cards associated with the NAC business unit acquisition, and somewhat higher fixed costs as a percentage of net sales in the current year. Gross profit rates may be lower in future periods, as low end, lower margin products are expected to become a larger proportion of the sales mix, and increased competition may result in lower selling prices.

     RESEARCH AND DEVELOPMENT Research and development expenses increased 80% from $2.0 million in the quarter ended September 30, 1996 to $3.6 million in the quarter ended September 30, 1997, representing 15% and 28% of net sales for the periods. For the nine months ended September 30, 1996 and 1997, research and development expenses were $5.5 million and $9.3 million, representing 16% and 23% of net sales for the periods. Reported research and development expenses are net of product development fees, received under development contracts with certain customers, which are recorded as a reduction of research and development costs as work is performed pursuant to the related contracts and defined milestones are achieved. The increase in research and development spending was primarily due to increased engineering staffing. The Company is continuing to develop and enhance its current MCS products, which incorporate the H.320 industry standard for conferencing over switched digital services, and to extend its conferencing technologies to more traditional network platforms, in concert with newly released industry standards. These network platforms include local area networks
(LANs), corporate intranets, and the Internet, governed by the new H.323 industry standards for voice, video and data collaboration, as well as ATM and frame relay. Spending increases were also the result of the addition of development efforts associated with the acquired NAC business unit. The Company expects to continue to commit substantial resources to research and development in the future.

     SALES AND MARKETING Sales and marketing expenses increased 34% from $2.4 million in the quarter ended September 30, 1996 to $3.2 million in the quarter ended September 30, 1997, representing 18% and 25% of net sales for the periods. For the nine months ended September 30, 1996 and 1997, sales and marketing expenses were $6.2 million and $8.8 million, representing 18% and 22% of net sales for the periods. The Company is expanding its sales and marketing personnel and program resources to drive a broader distribution model for its products, including selected value added resellers and dealers, and to support its future growth. The spending increase was the result of the addition of sales and marketing personnel in the US and Europe, the expansion of field sales offices, and an increase in marketing programs.

     GENERAL AND ADMINISTRATIVE General and administrative expenses increased 6% from $1.0 million in the quarter ended September 30, 1996 to $1.1 million in the quarter ended September 30, 1997, representing 8% and 9% of net sales for the periods. For the nine months ended September 30, 1996 and 1997, general and administrative expenses were $2.9 million and $3.3 million, representing 9% and 8% of net sales for the periods. The increase in spending was primarily due to the addition of finance and administrative personnel, including those to support the acquired NAC business unit.

     INTEREST INCOME, NET Interest income, net, decreased from approximately $448,000 in the quarter ended September 30, 1996 to approximately $383,000 in the quarter ended September 30, 1997. The decrease was due primarily to a higher proportion of the Company's cash equivalents and marketable securities being invested in tax-exempt U.S. and state government securities, and to the decrease in cash available for investment resulting from the Company's acquisition of the NAC business unit. For the nine months ended September 30, 1996 and 1997, net interest income was $1.3 million.

     PROVISION (BENEFIT) FOR INCOME TAXES The provision (benefit) for income taxes, as represented by the income tax rate, was 27% for both the quarter and nine months ended September 30, 1996, and was (15%) and (38%) for the quarter and nine months ended September 30, 1997. The effective tax rate in 1996 was less than the combined federal and state statutory rate primarily as a result of the recognition of deferred tax assets previously subject to valuation reserves. These valuation reserves were eliminated in 1996, when the Company deemed it more likely than not that sufficient future taxable income would be generated to realize the full benefit of the deferred tax assets. Income taxes for the nine months ended September 30, 1997 include tax benefits related to the charge to operations of $14.0 million for purchased in-process research and development resulting from the acquisition of the NAC business unit. Excluding this charge and related benefit, the effective tax rate for 1997 is anticipated to be 32%, which is lower than the rate expected earlier in the year. This reduction in the estimated 1997 rate was made in light of the Company's actual operating results for the quarter and first nine months ended September 30, 1997. For 1997, the effective tax rate is less than the combined federal and state statutory rate primarily as a result of interest earned on tax-exempt U.S. and state government securities, and the generation of Federal and state research and development tax credits. The income tax benefit recognized in the third quarter of 1997 represents the year to date benefit of this change.

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

     In particular, PictureTel Corporation, currently the Company's largest customer, has announced its intention to develop products related to the new
H.323 standards which are expected to be competitive with products the Company currently has under development. Furthermore, in July, 1997, PictureTel completed its acquisition of MultiLink, Inc., a developer and supplier of multipoint control units and a current competitor of the Company, in an effort to accelerate PictureTel's initiatives in this area. The impact of the acquisition of MultiLink on the Company's relationship with PictureTel, and on the Company's future sales and operating results, is unclear, but it is likely that sales of the Company's MCS products to PictureTel, which have decreased sequentially in each of the most recent four quarters, may continue to decline.

     In addition to the factors above, the Company has made, and may continue to make, acquisitions of, or significant investments in, businesses that offer complementary products, services, and technologies as part of its overall business strategy. Any such acquisitions or investments will likely be accompanied by the risks commonly encountered in acquisitions of businesses, including, among others, the difficulty of assimilating the operations and personnel of the acquired businesses, and the potential disruption of the Company's ongoing business. These factors could have a material adverse effect on the Company's operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company has cash, cash equivalents and marketable securities of $43.5 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper.

     The Company generated cash from operations of $6.2 million in the first nine months of 1997. The Company's primary investing activities in the same period related to the purchase of the NAC business unit of Promptus, as well as computers and office equipment to support the Company's growth.

     At September 30, 1997, the Company has available a bank revolving credit facility providing for borrowings up to $5.0 million. Borrowings are limited to a percentage of eligible accounts receivable, and are unsecured. The Company also has a $2.0 million term credit facility for equipment purchases made during 1997. The Company's equipment is pledged as collateral against the equipment line of credit under these bank arrangements. Under both credit facilities, the Company is required to maintain certain financial ratios and minimum levels of net worth and profitability, and the Company's ability to pay dividends to stockholders is restricted. No borrowings have been made under either facility as of September 30, 1997.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 27:  Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the three-month period ended September 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VIDEOSERVER, INC.


Date:  October 24, 1997                      By: /s/  Stephen J. Nill
                                                 -------------------------------
                                                 Stephen J. Nill
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer, Authorized
                                                 Officer)