Form 10-K
period 1997-12-31
VIDEOSERVER INC
filed 1998-03-31
CIK 943894

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-25882

                                VIDEOSERVER, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    04-3114212
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

                63 THIRD AVENUE, BURLINGTON, MASSACHUSETTS 01803
          (Address of principal executive offices, including Zip Code)
                                 (781) 229-2000
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                           Yes[x] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 6, 1998 was $181,722,930 (based on the last reported sale price on the Nasdaq National Market on that date).

         The number of shares outstanding of the registrant's Common Stock as of March 6, 1998 was 13,183,189.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held May 13, 1998 are incorporated by reference herein.

2. Portions of the 1997 Annual Report to Shareholders are incorporated by reference herein.

3. Portions of the registrant's Registration Statement on Form S-1 (Registration No. 33-91132) are incorporated by reference herein.

                                VIDEOSERVER, INC.
                          1997 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                                               PAGE
                                                                                                                               ----
                                     PART I
Item 1.  Business ..........................................................................................................    3

Item 2.  Description of Property ...........................................................................................   15

Item 3.  Legal Proceedings..................................................................................................   15

Item 4.  Submission of Matters to a Vote of Security Holders................................................................   15



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .............................................   16

Item 6.  Selected Financial Data ...........................................................................................   16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .............................   16


Item 8.  Financial Statements and Supplementary Data .......................................................................   16

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............................   16



                                    PART III

Item 10. Directors and Executive Officers of the Registrant ................................................................   17

Item 11. Executive Compensation ............................................................................................   17

Item 12. Security Ownership of Certain Beneficial Owners and Management ....................................................   17

Item 13. Certain Relationships and Related Transactions ....................................................................   17


                                     PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K ..................................................   18

Signatures..................................................................................................................   20

      This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Company's 1997 Annual Report to Shareholders in the section titled "Other factors which may affect future operations" (which section is hereby incorporated by reference herein). Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                     PART I

ITEM 1.  BUSINESS

    VideoServer, Inc. ("VideoServer" or "the Company") is a leading supplier of network servers for multimedia conferencing that enable people in multiple locations to communicate together using any combination of voice, video, and data information. The Company's Multimedia Conference Server products (MCSs) provide multipoint conferencing, gateway services, conference control, network management and bandwidth management. VideoServer's products enable interoperability between dissimilar communications networks, video conferencing systems and the encoding technologies used by those systems. The Company's products, which combine audio, video and data information, are positioned to become a key enabler of communications networks supporting emerging collaborative multimedia applications.

    VideoServer's strategy is to expand its leadership position in the conferencing market by developing and supplying networking products that enable multimedia collaboration, whether through end-user networks or carrier-provided conferencing services.

    The Company sells its MCS products worldwide through leading suppliers and integrators of videoconferencing and networking equipment, and directly to major providers of conferencing services, including long-distance and regional telephone carriers, and private service providers. The Company believes that it was the largest supplier in annual shipments of multimedia conference servers in 1995, 1996, and 1997.

    In April, 1997, the Company acquired the network access card business unit of Promptus Communications, Inc. (Promptus). Network access cards are an important component of conferencing systems, and Promptus has been a market leader and a significant supplier to the Company.

INDUSTRY BACKGROUND

VIDEOCONFERENCING

    The multimedia conferencing market has evolved from videoconferencing. In the late 1980s, with increasing numbers of conferencing endpoints installed and customers desiring to connect multiple locations into the same conference, videoconferencing equipment suppliers introduced multipoint control units (MCUs) to transfer video and audio signals between all conference participants. However, because of the proprietary nature of the encoding used, video terminals and associated multipoint control units from different manufacturers were not compatible. In December 1990, the International Telecommunications Union (ITU) introduced the H.320 standards for videoconferencing over switched digital circuit networks to provide a framework for equipment from different manufacturers to communicate with each other. Compatibility is particularly important for communication via these networks, since the advantage of these services is dial-up communications without regard to the type of equipment being used at the receiving ends of the transmission.

    In recent years, lower-priced, standards-based products emerged that have expanded the market for videoconferencing systems. Room systems that were once priced in the $100,000 to $200,000 range are now priced as low as $6,000. In addition, increasing competition between network carriers, and increasing demand for applications such as Internet access, have led to wider availability and significantly declining costs of digital lines.

    With the introduction of chip sets incorporating ITU standards, a growing number of companies have entered the desktop videoconferencing market, either with stand-alone complete PC-based systems or with board sets that plug into personal computers. Companies shipping H.320 compliant desktop conferencing products include Intel, PictureTel, Sony, VTEL, and VCON. The costs of such desktop conferencing products have rapidly declined with the introduction of more powerful chip sets and further miniaturization of components such as cameras and monitors. Since early 1994, desktop conferencing subsystems have dropped in price from $6,000 per seat to less than $1,500, with some products available below $1,000. As with the decrease in the price of room systems, this decrease in price has fueled demand for desktop endpoints.

    Extending the reach of conferencing, in November 1995 the ITU introduced the
H.324 standard for low bit rate video, enabling videoconferencing over analog lines using PCs or videophones. This is expected to bring conferencing capability to an entirely new segment of end users, including those in smaller businesses and homes. PC vendors such as AST, Compaq, Hewlett-Packard, IBM, Sony, and Toshiba, and modem suppliers such as Boca Research and U.S. Robotics began offering H.324 conferencing capabilities late in 1996. In 1997 Intel incorporated this capability into its Pentium II processor.

    In May 1996, another important expansion of conferencing standards was realized with the introduction of the H.323 standard governing real-time collaboration over IP (Internet Protocol) networks, including local area networks (LAN's), corporate intranets, and the Internet. Enabling conferencing over traditional business networks provides a foundation for the adoption of this application as a mainstream business tool. Vendors such as Intel and Microsoft have now introduced desktop conferencing products conforming to these standards.

    Each of these endpoints, whether room systems or desktop systems, require server resources to conduct a multipoint conference. And, with the extension of conferencing to multiple network platforms, new devices are needed in the network to provide translations between these networks. A larger installed base of endpoints and expanding number of network types are expected to lead to more multipoint conferencing and an increased need for network services, and therefore to a greater demand for the Company's MCS products.

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

    In response to the emerging customer demand for multimedia applications, in February 1996 the ITU extended the T.120 standards for collaborative multimedia conferencing wherein video, audio and data information can be shared between endpoints in a multipoint setting. Microsoft has bundled a standards-based realtime voice, video, and data conferencing package, NetMeeting(TM), into its Windows operating system, providing an embedded collaborative capability to potentially millions of PC users. In addition, Intel and IBM are offering collaborative desktop applications with optional audio and video capabilities sold through retail computer channels. Fundamental to the architecture of these products is the presence of a multimedia conference server to provide the multipoint link and data distribution mechanism among all the endpoints.

CARRIER-PROVIDED SERVICES

    The intense competition among carriers has increased the demand for technologies that enable carriers to provide additional value-added services. Multimedia conferencing technology offers such an opportunity, and carriers are initiating collaborative multimedia conferencing services that provide on-demand multipoint conferencing capability allowing users to connect their terminals to multimedia conference servers located in the carriers' central offices.

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

    CONNECTIVITY. Conference servers must be able to provide gateways between diverse network services and between multiple carriers. Servers traditionally provided connectivity largely to T-1, ISDN, private digital networks, and analog voice networks, but connectivity requirements are increasing with the emergence of endpoints connected to IP (Internet Protocol) and ATM (Asynchronous Transfer
Mode) networks. In addition, as carriers add features to their networks, conference servers must be able to support them.

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

PRODUCTS

    The Company provides technology advances to its customers through products that incorporate rapid standards deployment, extensive feature content, scalability, network flexibility and interoperability. The Company believes that its technology leadership enables its customers to reduce their time-to-market and their own product costs, and that the Company's technology relationships with customers allow it to anticipate market requirements critical to its products.

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

SERIES 2000 MCS

    The Series 2000 MCS product line of servers designed for switched digital circuit networks include a number of basic platform configurations that are expanded by the customer's selection of optional processing modules and software applications. The platforms, configured for the typical end-user, range in list price from under $20,000 to more than $200,000. Each Series 2000 MCS configuration is built from a common set of processing modules, network interfaces, software systems and optional features.

    The following table lists the basic chassis configurations offered by the Company and the typical target market and application in which each is used. In this table, user capacity is a measure of the number of simultaneous conference participants that can be connected to the Series 2000 MCS.

         MODEL             CAPACITY     TARGET MARKET/APPLICATION
         -----             --------     -------------------------
         Velocity          8 users      Entry level Audio/Video/Data (A/V/D) multipoint for customer premises equipment (CPE) networks; designed for on-demand multipoint for workgroups
         2007              8 users      Mid-range CPE for distributed network environments
         2020              48 users     Large CPE/central office network with extensive multimedia applications
         CO                48 users     High availability central office server


    Each of these systems may be interconnected to provide support for larger conferences.

    The VideoServer Series 2000 MCS has an extensive number of available software and hardware features, some of which are listed in the following table.

                     APPLICATIONS                                             DESCRIPTION
         -----------------------------------           ------------------------------------------------------------
         CONFERENCE  SERVICES AND MANAGEMENT
         Continuous Presence ..............            Continuous viewing of multiple conference sites
         Multimedia Conferencing...........            Simultaneous audio visual conferencing and data conferencing
         Reservation and Scheduling........            Schedule and manage MCS use
         Directory Services................            Database of potential conference participants and sites
         Chairperson Conference Control                Management of conference activities by a selected video
                                                       participant
         Security and Password Control.....            Conference password and application security controls
         Accounting and Billing............            System usage tracking for service billing

         Voice Activated Switching.........            Dynamic switching of video presentation based on current
                                                       speaker
         Audio Add-on......................            Conferencing for audio-only conference participants
         Operator Attended Conferencing....            Operator interface at conference initiation and assistance during the conference

         NETWORK SERVICES AND MANAGEMENT
         -------------------------------
         Outbound Dialing..................            Automatic MCS dial-out capability
         Conference Monitor................            Real-time monitor of conference activities and status
         Bandwidth Management..............            Bandwidth aggregation using inverse multiplexing
         Event Management..................            System activity and alarms applications for network management
         Network Diagnostics...............            Network loop-back and problem isolation tool kit
         Premise Switching.................            Integrated ISDN switching functionality


    The Series 2000 MCS can be directly connected to public networks (either T-1 or ISDN networks, or both) or private networks. The T-1 interface can be configured as either a full or fractional T-1 (FT-1). If FT-1 service is selected, multiple FT-1 circuits may be multiplexed and delivered by the network to the MCS in a single T-1 pipe. ISDN Primary Rate Interface (PRI) support allows the MCS to cost-effectively support multiple basic rate terminal connections across a single interface. ISDN Basic Rate Interface (BRI) support offers a cost effective solution for customer premise applications not requiring PRI. The MCS supports the various ISDN network protocols used in the United States, the United Kingdom, France, Germany, Japan, Australia and the European-wide standard, and thus can be used worldwide. Additionally, the MCS supports network connections such as V.35 and RS449, to support both private and secure networks.

    The Company offers add-on software to its installed base in the form of either major new software releases or unbundled software options. Customers may purchase new software releases on an as-needed basis or as part of a maintenance agreement. Unbundled software options are priced separately and are not part of maintenance agreements.

NETWORK ACCESS CARDS

In April 1997, the Company acquired the network access card (NAC) business unit of Promptus Communications, Inc. NACs are an integral component of a videoconferencing solution, providing the technology by which conferencing terminals, or endpoints, and servers connect to either public or private ISDN networks. NAC products are PC compatible boards that provide a standardized physical interface to the host known as the Multi-Vendor Integration Protocol
(MVIP) and are controlled through a published Application Program Interface
(API).

In addition to providing network access, NAC products provide additional value added facilities oriented specifically for the videoconference industry. These facilities are designed to improve network reliability for conference terminals and to allow access to higher transmission speeds than are available through a single ISDN line. The ability to connect to multiple ISDN lines for a videoconference call, referred to as inverse multiplexing, improves the picture and sound quality experienced during a call. The key elements of the NAC product line are:

-     Single or Triple BRI ISDN NAC

-     Single or Dual T1 and E1 PRI ISDN NAC (24 and 30 Channel)

- Digital Data Interface Card (Dual V.35 and RS366 data and control interfaces)

All NAC products are compatible with a range of common PC operating systems and are supported by a full Software Developers Toolkit (SDK).

FUTURE PRODUCTS

    The Company expects to begin shipping its first products in the Encounter family of IP-based network servers and gateways in the first quarter of 1998. The following table lists the principal products in the Encounter family, and the typical target market and application in which each is used.

         MODEL             CAPACITY                               TARGET MARKET/APPLICATION
         -----             --------     ----------------------------------------------------------------------------
         NetServer         48 users     Network server that enables multipoint, multimedia conferencing for H.323 endpoints
         NetGate           16 users     LAN/WAN gateway that enables point-to-point conferences between ISDN and LAN based endpoints
         Gatekeeper        n/a          Network management software used to control access and bandwidth utilization by H.323 endpoints, gateways and MCSs


    The Encounter MCS brings to IP networks many of the same multipoint and conference management capabilities and features of the original Series 2000 MCS. The Encounter NetGate enables users connected to ISDN networks to conference with users on IP networks. The Gatekeeper is a network management application that allows network administrators to manage and control multimedia conferencing on TCP/IP networks.

MARKETS AND CUSTOMERS

    VideoServer traditionally has marketed its products primarily through videoconferencing equipment Original Equipment Manufacturers (OEMs), which generally remarket the Company's products in combination with other products to resellers or directly to end-users, and to service providers, including public and private telephone carriers, which generally offer conferencing services based on the Company's products. In 1997, in an effort to broaden its distribution channels, expand the number of people selling the Company's products, and decrease the Company's dependence on any single large company or channel, the Company began to establish distribution relationships directly with resellers of conferencing, communications, and networking products. These resellers, including value added resellers (VAR's), dealers and systems integrators, typically sell the Company's products with other conferencing or communications products to companies of all sizes.

    Videoconferencing equipment suppliers have historically represented the primary market for delivering conferencing equipment to users. The Company has relationships with most of the significant videoconferencing suppliers around the world, including VTEL Corporation, PictureTel Corporation, Tandberg, First Virtual Corporation, VCON, Zydacron, and the leading Japanese manufacturers, including Sony Corporation, Fujitsu Business Communications Systems, Inc. and Panasonic Corporation. In 1997, PictureTel, currently the Company's largest OEM customer, took steps to introduce competing products of its own manufacture. In addition, there were significant consolidations and reorganizations during the year among the Company's other OEM customers.

    Telecommunication service providers have sought to differentiate themselves by offering multimedia conferencing services to customers who desire on-demand conferencing capability without installing their own conference servers. The Company markets its products and services directly to public and private telecommunications service providers, including Interexchange Carriers (IXCs) such as AT&T, MCI and Sprint, Regional Bell Operating Companies (RBOCs) such as BellSouth and Southwestern Bell, a number of private conferencing service providers in the U.S. and to international Post Telephone and Telegraph companies (PTTs) in Europe and Asia, such as British Telecom, Deutsche Telekom, France Telecom, the Chinese MPT, and NTT.

    As conferencing moves to desktop computing and to traditional business networks, computer systems companies, network equipment companies, and PBX companies, whose products form the data and telecommunications backbone of the enterprise, are beginning to incorporate conferencing technologies into their product lines. The Company believes these companies view multimedia applications as a strategic technology thrust that will fuel demand for computing resources and network bandwidth. Since late 1993, Intel Corporation and VideoServer have participated in joint development and marketing of products for the conferencing market. In 1997, Cisco Systems incorporated portions of the Company's H.323 software into Cisco's operating system software, and the companies have begun joint marketing to large corporate accounts who are evaluating the requirements to provision their networks for the deployment of multimedia conferencing.

    The Company's agreements with its customers generally do not include minimum purchase requirements and are non-exclusive. In 1995, CLI, PictureTel, who became a customer during 1995, and BellSouth accounted for 23%, 19% and 18% of net sales. In 1996, PictureTel and CLI accounted for 43% and 10% of net sales, and in 1997 PictureTel and VTEL (who merged with CLI in 1997) accounted for 34% and 16% of net sales. Sales to international customers accounted for 25% of the Company's net sales in the year ended December 31, 1995, and 32% of the Company's net sales for the years ended December 31, 1996 and 1997.

    VideoServer conducts its sales and marketing activities from its principal offices in Burlington, Massachusetts, as well as from seven other North American sales locations, its European headquarters in the United Kingdom, and an office recently opened in Australia.

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

    Since its founding, the Company's research and development effort has been directed towards the development of standards-based conference server technology. In concert with the evolution of industry standards, these efforts currently are focused on extending the breadth of network services supported beyond switched digital services to include local area networks, corporate intranets, the Internet, and ATM. This includes the development of multipoint products for particular network types and gateway products to provide interoperability between dissimilar network types. Development is also underway to support emerging data conferencing applications, provide additional conferencing management capabilities including enhanced user interfaces, and to add higher capacities to the product family. The Company is also investing to further develop the network access technologies acquired from Promptus Communications in April 1997. Development is focused on the introduction of more cost effective modules for ISDN connectivity, , and . The Company extends and accelerates its efforts through development relationships with its customers. The Company periodically receives funding under certain of these arrangements which, when earned, is recorded as a reduction of research and development expense in the Company's financial statements.

    At December 31, 1997, VideoServer's research and development staff consisted of 100 employees, including 88 software engineers and 12 hardware engineers. The Company's net research and development expenditures were $5.3 million, $7.8 million and $12.9 in 1995, 1996 and 1997, representing 19%, 16% and 24% of net sales in those years. Development funding from customers of $1,000,000 and $1,150,000 and $464,000 was recorded as a reduction of research and development costs in 1995, 1996 and 1997. All software development costs have been expensed as incurred because costs eligible for capitalization have not been material to date.

    In 1997, the Company established an international development operation in the United Kingdom, and added network access development capability through the Promptus acquisition.

CUSTOMER SUPPORT AND SERVICE

    The Company provides technical support and services to its resellers and customers. A high level of continuing service and support is critical to the Company's objective of developing long-term relationships with customers. The Company's resellers install, maintain and provide on-site and headquarters-level technical support of products to their end-user customers, and VideoServer provides comprehensive problem management, training, diagnostic tools, repair services, software updates and upgrades, and spare parts programs to facilitate and supplement these efforts. The Company installs, maintains and directly supports products sold to its direct customers.

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

    The Company warrants its MCS software products for 90 days. During this 90-day warranty period, the Company will investigate all reported problems and will follow escalation procedures to provide resolution. The Company warrants its hardware products for 12 months. During this warranty period, the Company will repair or replace any failed hardware component. The Company also offers post-warranty support programs ranging from services on a time-and-materials basis to full-service contracts on a 24-hour, 7-days-a-week basis, and a full suite of training courses.

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

COMPETITION

         The market for communications products is highly competitive and is subject to rapid technological change. Currently, the Company's principal competitor is Lucent Technologies. In addition, PictureTel Corporation, currently the Company's largest customer, has announced its intention to introduce competitive products of its own manufacture, and in 1997 acquired MultiLink, Inc., a developer and supplier of multipoint control units and a competitor of the Company. The impact of the acquisition of MultiLink on the Company's relationship with PictureTel, and on the Company's future sales and operating results, is unclear, but it is likely that sales of the Company's MCS products to PictureTel, which decreased significantly in 1997 from 1996, will continue to decline.

         Many other companies have introduced or announced their intention to introduce products which could be competitive with the Company's existing products and those under development, including Teleos (a division of Madge Networks), Accord, Databeam, Radvision, and White Pine. Companies competing with the Company's network access card product line include Aculab and NetAccess (a division of Brooktrout, Inc.). It is anticipated that other companies will perceive opportunities to compete with the Company, and that competition will increase significantly in the future.

         Additional competition could adversely affect the Company's sales and profitability, through price reductions and loss of market share. In particular, should one or more of the Company's current customers, including videoconferencing equipment suppliers, telecommunications carriers or traditional network equipment vendors choose to provide or distribute competitive products (including their own products) and services, the Company's business could be materially adversely affected. Many of the Company's current and potential competitors have substantially greater financial, technical, and sales and marketing resources than the Company.

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

PROPRIETARY RIGHTS

    The Company relies primarily on a combination of contractual rights, trade secrets and copyright laws to establish and protect its intellectual property rights. The Company holds one U.S. Patent and has several patent applications pending. The Company believes that, because of the rapid pace of technological change in the data communications and telecommunications industries, the intellectual property protection for its products is a less significant factor in the Company's success than the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, its relationships with its partners, the effectiveness of its marketing activities, and the timeliness and quality of its support services.

    The Company is subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In December 1994, the Company settled patent infringement litigation brought against it by Datapoint Corporation (Datapoint) for a cash payment by the Company in the amount of $500,000. There can be no assurance that additional third parties will not assert claims against the Company in the future with respect to the Company's current or future products or that any such claims would not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that the Company would prevail with respect to any such claim, or that a license to third-party rights, if needed, would be available on acceptable terms.

    Patent infringement litigation still exists between Datapoint and two of the Company's largest customers. In addition, Datapoint has written inquiry letters to, or attempted to bring legal action against, a significant number of others in the videoconferencing market, including some customers of the Company. In these actions, Datapoint has offered to sell them nonexclusive licenses, or has attempted to compel them to pay them damages and ongoing royalties, under certain Datapoint patents in the videoconferencing field (the Datapoint Patents). While the validity or scope of the Datapoint Patents has not been adjudicated by a court, Datapoint has, in effect, asserted that the Datapoint Patents cover certain aspects of multipoint videoconferencing operations involving terminals and multipoint control units, including the Company's MCS's. As a result of the December 1994 settlement, the Company obtained a nonexclusive license for its MCS under the Datapoint Patents, which license includes limited rights for the products and services of the Company's customers. However, the conferencing market in general, and the Company's sales and operating results in particular, could be adversely affected as a result of ongoing uncertainties regarding the Datapoint Patents. Such uncertainty, and any impact of it, is likely to remain at least until the validity of the patents is adjudicated.

EMPLOYEES

    At December 31, 1997, the Company employed a total of 253 persons, including 100 in research and development, 87 in sales, marketing and customer support, 34 in manufacturing, and 32 in finance and administration. Twenty-five of the Company's employees were located in the United Kingdom and the remainder were located in the United States. None of the Company's employees are represented by a labor organization and the Company believes that its relations with employees are good.

    Competition for qualified personnel in the computer networking and communications industry is intense. VideoServer believes that its future success will depend on its continued ability to attract and retain qualified personnel. The Company does not have employment contracts with its key personnel. The Company has recently experienced turnover, particularly in several senior sales positions, and is currently seeking to hire additional skilled sales and marketing personnel and development engineers.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are:

    NAME.                  AGE      POSITION
    -----                  ---      --------
    Robert L. Castle       48       President, Chief Executive Officer and Director
    Khoa D. Nguyen         44       Executive Vice President, Chief Operating Officer,
                                    and Director
    Dane A. Donaldson      50       Vice President of Customer Service and Support
    Arnold C. Englander    46       Vice President of Marketing
    Martin M. Falaro       42       Vice President of Business Development
    Walter A. Jones        50       Vice President of Engineering
    Paul Moeller           49       Vice President of Sales -- Americas
    Richard J. Moulds      34       Vice President, Network Access Products
    Stephen J. Nill        46       Vice President of Finance and Chief Financial Officer, Treasurer,
                                    and Secretary
    Edward C. Wade         61       Vice President of Manufacturing

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

    Khoa D. Nguyen has served as Executive Vice President and Chief Operating Officer of the Company since September 1997, and as a Director since December 1997. Prior to joining the Company, Mr. Nguyen was employed at PictureTel Corporation, a videoconferencing company, where he served as Vice President of Engineering from January 1993 to February 1994, and as Chief Technology Officer and General Manager of the Group Systems and Networking Products divisions from February 1994 to August 1996. From August 1991 to December 1992, he was Vice President of Engineering at VTEL Corporation, a videoconferencing company, and previously held various engineering management positions with International Business Machines, a computer manufacturer.

    Dane A. Donaldson has served as Vice President of Customer Service since December 1997. Prior to joining the Company, Mr. Donaldson was employed from January 1993 to December 1997 at PictureTel Corporation, a videoconferencing company, where he held various positions including Vice President of Worldwide Customer Maintenance. From December 1987 to January 1993, Mr. Donaldson held various service management positions at Motorola Codex, a networking equipment company. Prior to that he was employed with Philips Electronic Instruments, a manufacturer of scientific equipment, and Prime Computer, a computer company.

    Arnold C. Englander has served as Vice President of Marketing since June 1997. Prior to joining VideoServer, he served as Product Management Director for various enhanced consumer services at Lucent Technologies, a telecommunications equipment company, from September 1996 until June 1997. Prior to the date when Lucent Technologies was formed upon their divestiture from AT&T in September 1996, Mr. Englander was employed with AT&T Microelectronics, a division of AT&T, from March 1990 to the time of the divestiture. Before joining AT&T, Mr. Englander was employed at Wang Laboratories, a computer company, and Itran Corporation, a start-up company in the field of robotic visioning systems.

    Martin M. Falaro has served as the Vice President of Business Development since November 1997. Prior to joining the company, Mr. Falaro was Chief Executive Officer of VDOnet Corporation, a start-up company in the internet software industry, from January 1997 to November 1997. Mr. Falaro previously held various senior management positions at PictureTel Corporation, a videoconferencing company, from February 1992 to January 1997, most recently as Vice President of Corporate Business Development. Mr. Falaro was also the founding executive of PictureTel's Desktop Video business unit. Prior to PictureTel, Mr. Falaro held several senior sales management positions at Lotus Development Corporation, a software supplier.

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

    Paul Moeller has served as Vice President of Sales since October 1996. He was previously employed at Wang Laboratories, a computer company, as Vice President of Marketing from August 1994 to October 1996. Previously, he was Vice President and General Manager at Network Imaging Systems Corporation, a software company, from March 1992 to August 1994, and prior to that held various sales management positions at FileNet Corporation, a supplier of document imaging equipment, from October 1984 to March 1992.

    Richard J. Moulds has served as Vice President of Network Access Products for the Company since April 1997. From August 1996 to April 1997 he served as Director of Business Development. Prior to joining the Company, he was employed with GPT Limited, a manufacturer of telecommunications products including videoconferencing equipment, as Marketing Manager for the Visual Communications division from June 1992 to July 1996, and before that as a Product Marketing Manager and Senior Design Engineer.

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

     Edward C. Wade has served as Vice President of Operations since October 1997. He served at PictureTel Corporation, a video conferencing company, as Director of Manufacturing for the Group & Network Systems Divisions from March 1991 until October 1997. From July 1988 until March 1991, he served as Vice President of Materials Management for Symbol Technologies, a supplier of hand held terminals and bar code scanning devices. Previously, Mr. Wade held various manufacturing and materials management positions for Polaroid Corporation, a manufacturer of commercial and industrial instant photographic and digital imaging devices.

    Officers are elected on an annual basis to serve at the discretion of the Board of Directors.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's corporate office and principal research, development, and manufacturing facility is located in Burlington, Massachusetts, in a 60,000 square foot facility which the Company leases under agreements that expire in February 1999, with an option to renew for two years. The Company also has manufacturing and development facilities in a 12,000 square foot facility located in Middletown, Rhode Island and in Marlboro, Massachusetts, both of which are leased on a short-term basis.

    In 1997, the Company relocated its European headquarters to a 4,500 square foot facility in Bracknell, United Kingdom, which the company leases under a three year lease expiring in February, 2000. Also in 1997, the Company entered into a lease for a 3,100 square foot facility in Roswell, Georgia, which will serve as a sales office, under a five year lease which expires in February 2002.

    The Company also leases, on a short-term basis, various sales office space in San Francisco, California; Herndon, Virginia; Huntington, New York; and Dallas, Texas. In 1998, the Company secured sales office space in Sydney, Australia.

    The Company believes its existing facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    The information required by this item may be found in the section captioned "Quarterly Financial Information (unaudited)" appearing in the 1997 Annual Report to Shareholders, and is incorporated herein by reference.(1)

    As of March 6, 1998, the Company had approximately 130 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms. The Company has not paid dividends on its Common Stock. The Company anticipates it will continue to reinvest earnings to finance future growth, and therefore does not intend to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    Information required by this item may be found in the section captioned "Financial Highlights" appearing in the 1997 Annual Report to Shareholders, and is incorporated herein by reference.(1)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Information required by this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1997 Annual Report to Shareholders, and is incorporated herein by reference.(1)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Information with respect to this item may be found in the Financial Section of the 1997 Annual Report to Shareholders on pages 26 through 36, and is incorporated herein by reference.(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.





    (1) The Company's 1997 Annual Report to Shareholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned "Proposal No. 1 - Election of Director" and "Section 16(a) - Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 13, 1998. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned "Executive Officers of the Registrant" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required with respect to this item may be found in the sections captioned "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 13, 1998. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 13, 1998. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 13, 1998. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) DOCUMENTS FILED AS PART OF FORM 10-K

1.       CONSOLIDATED FINANCIAL STATEMENTS.

         The following consolidated financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

         -        Consolidated Balance Sheets as of December 31, 1996 and 1997

         - Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997

         - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997

         - Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

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

3.       LIST OF EXHIBITS.

         Exhibit
         Number            Description of Exhibit
         ------            ----------------------
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

         10.14*            WorldWorx Personal Conferencing Service Multipoint Control Unit Agreement
                           dated February 15, 1995 between the Registrant and AT&T Corp.

         10.15*            License Agreement dated January 2, 1995 between the Registrant and Datapoint
                           Corporation.

         10.16*            Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.

         10.17**           Lease for 63 Third Avenue, Burlington, MA dated as of March 1, 1996 between the Registrant and the Trustees of Building #27 Associates.

         10.18***          Asset Purchase Agreement by and between VideoServer, Inc. and subsidiaries, and Promptus
                           Communications, Inc., dated March 25, 1997.

         13.1              Financial Section of the 1997 Annual Report to Shareholders, pages 26 through 36.

         21.1              Subsidiaries of the Registrant.

         23.1              Consent of Ernst & Young LLP.

         27.1              Financial Data Schedule

         27.1996           1996 Financial Data Schedule (Restated)



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

         * Incorporated by reference from the Company's Registration Statement on Form S-1.

         ** Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

         *** Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission May 13, 1997.

(b) REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIDEOSERVER, INC.


                                          /s/ Robert L. Castle
                                          --------------------------------------
                                          Robert L. Castle
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)
                                          Date: March 27, 1998

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

SIGNATURE                                            TITLE                                      DATE
---------                                            -----                                      ----
/s/ Robert L. Castle                                 President, Chief Executive Officer,        March 27, 1998
--------------------------------------               (Principal Executive Officer),
Robert L. Castle                                     and Director


/s/ Khoa D. Nguyen                                   Executive Vice President and               March 27, 1998
--------------------------------------               Chief Operating Officer, and Director
Khoa D. Nguyen


/s/ Stephen J. Nill                                  Vice President and                         March 27, 1998
--------------------------------------               Chief Financial Officer
Stephen J. Nill                                      (Principal Financial
                                                     and Accounting Officer)


/s/ Paul J. Ferri                                    Director                                   March 27, 1998
--------------------------------------
Paul J. Ferri


/s/ William E. Foster                                Director                                   March 27, 1998
--------------------------------------
William E. Foster


/s/ Steven C. Walske                                 Director                                   March 27, 1998
--------------------------------------
Steven C. Walske

VIDEOSERVER, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A - Description                 Column B         Column C - Additions               Column D          Column E
----------------------                 --------------   --------------------               ---------------   ---------------
                                                                                           Deductions -
                                       Balance At       Charged to        Charged to       Uncollectible     Balance at
                                       Beginning Of     Costs and         Other            Accounts          End of
Allowance for Doubtful Accounts        Period           Expenses          Accounts         Written Off       Period
------------------------------------   --------------   ---------------   ---------------  ---------------   ---------------
  Year Ended December 31, 1997           $1,077,453        $ 58,939       $201,919              $-             $1,338,311

  Year Ended December 31, 1996              650,313         427,140             -                -              1,077,453

  Year Ended December 31, 1995              118,509         531,804             -                -                650,313