Form 10-Q
period 1998-03-31
VIDEOSERVER INC
filed 1998-05-15
CIK 943894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

The number of shares outstanding of the registrant's Common Stock as of May 1, 1998 was 13,191,615.

                                VIDEOSERVER, INC.

                                      INDEX

                                                                          Page
                                                                          ----

PART I.    FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
             December 31, 1997 and March 31, 1998............................3

           Condensed Consolidated Statements of Operations
             Three months ended March 31, 1997 and 1998......................4

           Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 1997 and 1998......................5

           Notes to Condensed Consolidated Financial Statements..............6

Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................8

PART II.   OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K.................................11


     SIGNATURE..............................................................13


This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed herein and in the Company's 1997 Annual Report to Shareholders, in each case in the section titled "Other factors which may affect future operations" (which section from the Annual Report is incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1997). Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                VIDEOSERVER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS, EXCEPT FOR SHARE AND PER-SHARE RELATED DATA)

                                                                        DECEMBER 31,        MARCH 31,
                                                                            1997              1998
                                                                        ------------        ---------
ASSETS                                                                                     (UNAUDITED)
Current assets:
    Cash and cash equivalents                                              $24,866           $18,598
    Marketable securities                                                   21,665            28,565
    Accounts receivable, net of allowance for doubtful accounts of
      $1,338 at December 31, 1997 and March 31, 1998                         7,244             6,391
    Inventories                                                              3,882             3,242
    Deferred income taxes                                                    2,619             2,619
    Other current assets                                                       941             1,269
                                                                           -------           -------
Total current assets                                                        61,217            60,684

Equipment and improvements, net                                              5,142             5,061
Deferred income taxes                                                        4,341             4,341
Other assets, net                                                            2,199             2,130
                                                                           -------           -------

Total assets                                                               $72,899           $72,216
                                                                           =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                  $11,677           $11,716
    Other current liabilities                                                1,131             1,134
                                                                           -------           -------
Total current liabilities                                                   12,808            12,850

Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized;
  13,122,843 issued and outstanding at December 31, 1997;
  13,187,696 issued and outstanding at March 31, 1998                          131               132
Capital in excess of par value                                              54,584            55,162
Retained earnings                                                            5,493             4,195
Cumulative translation adjustment                                             (117)             (123)
                                                                           -------           -------
Total stockholders' equity                                                  60,091            59,366
                                                                           -------           -------

Total liabilities and stockholders' equity                                 $72,899           $72,216
                                                                           =======           =======

                             See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT FOR SHARE AND PER-SHARE RELATED DATA)
                                    UNAUDITED

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             1997            1998
                                                          ----------      ----------
Net sales                                                    $15,303         $11,753
Cost of sales                                                  4,959           5,004
                                                             -------         -------
Gross profit                                                  10,344           6,749

Operating expenses:
    Research and development                                   2,543           3,791
    Sales and marketing                                        2,728           2,849
    General and administrative                                 1,071           1,215
    Non-recurring expenses                                                       657
                                                             -------         -------
Total operating expenses                                       6,342           8,512
                                                             -------         -------
Income (loss) from operations                                  4,002          (1,763)

Interest income, net                                             525             465
                                                             -------         -------
Income (loss) before income taxes                              4,527          (1,298)
Provision for income taxes                                     1,630
                                                             -------         -------
Net income (loss)                                            $ 2,897         $(1,298)
                                                             =======         =======

Net income (loss) per share:
    Basic                                                      $0.23          $(0.10)
    Diluted                                                    $0.22          $(0.10)
Shares used in computing net income (loss) per share:
    Basic                                                 12,634,000      13,164,000
    Diluted                                               13,351,000      13,164,000


                             See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                               1997                 1998
                                                                             -------              -------
OPERATING ACTIVITIES
Net income (loss)                                                            $ 2,897              $(1,298)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                               597                  883
     Provision for doubtful accounts                                              16
Changes in operating assets and liabilities:
     Accounts receivable                                                      (1,043)                 853
     Inventories                                                                  78                  640
     Other current assets                                                       (281)                (328)
     Accounts payable and accrued expenses                                      (103)                  39
     Other current liabilities                                                   727                   71
                                                                             -------              -------
Net cash provided by operating activities                                      2,888                  860

INVESTING ACTIVITIES
Purchases of equipment and improvements                                         (648)                (653)
Proceeds from sale of marketable securities                                    3,954
Purchases of marketable securities                                                                 (6,900)
Increases in other assets                                                        (42)                 (80)
                                                                             -------              -------
Net cash provided by (used in) investing activities                            3,264               (7,633)

FINANCING ACTIVITIES
Repayment of long-term debt                                                     (146)                 (68)
Net proceeds from stock issued under employee stock benefit plans                409                  579
                                                                             -------              -------
Net cash provided by financing activities                                        263                  511
Effect of exchange rate on cash and cash equivalents                               8                   (6)

Increase (decrease) in cash and cash equivalents                               6,423               (6,268)
Cash and cash equivalents at beginning of year                                27,876               24,866
                                                                             -------              -------

Cash and cash equivalents at end of period                                   $34,299              $18,598
                                                                             =======              =======



                             See accompanying notes.

                                VIDEOSERVER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1997 Annual Report to Shareholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.  BUSINESS COMBINATION

On April 28, 1997, the Company purchased the network access card ("NAC") business unit of Promptus Communications, Inc. ("Promptus"), a Rhode Island corporation, through a wholly-owned subsidiary of the Company. The purchase price of $18.8 million was allocated to the tangible and intangible assets acquired based upon their estimated fair market values, resulting in an allocation of $2.8 million to the tangible net assets, and $2.0 million to purchased software which had reached technological feasibility and is being amortized over a five year period. In addition, $14.0 million was allocated to purchased research and development which had not reached technological feasibility and had no alternative future use. This amount was charged to operations at the acquisition date.

Operating results of the NAC business unit are included for the full period in the financial statements for the quarter ended March 31, 1998. The following pro forma information presents the results of operations for the quarter ended March 31, 1997 as if the NAC business unit of Promptus had been acquired as of January 1, 1997, including the charge to operations of $14.0 million related to purchased in-process research and development, as if expensed on that date.

                                                             Three Months Ended
                                                               March 31, 1997
                                                             ------------------
   (In thousands, except for per-share related data)
   Total revenues                                                  $18,297

   Net loss                                                       ($ 5,630)

   Net loss per share                                             ($  0.44)


The unaudited pro forma results do not purport to be indicative of the results which actually would have been obtained had the acquisition been effected on the date indicated, or of results which may be achieved in the future.

3.  INVENTORIES

    Inventories consist of:

                                                  December 31,       March 31,
      (In thousands)                                  1997             1998
                                                  ------------       ---------
       Raw materials and subassemblies               $2,673           $2,145
       Work in process                                  761              620
       Finished goods                                   448              477
                                                     ------           ------
                                                     $3,882           $3,242
                                                     ======           ======

4.  NEWLY ISSUED ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), and Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the Company, the difference between the shares used in computing basic and diluted net income (loss) per share is entirely the result of dilutive stock options. All net income (loss) per share amounts have been presented, and where appropriate restated, in accordance with SFAS 128.

SFAS 130 defines and provides rules for the reporting of comprehensive income, a measure of all changes in stockholders' equity that result from recognized transactions and other economic events of a period. For the quarters ended March 31, 1997 and 1998, the Company's comprehensive income (loss) was as follows:


                                         March 31,    March 31,
                                           1997         1998
(In thousands)                           ---------    --------

Net income (loss)                          $2,897     $(1,298)
(Increase) decrease in cummulative
  translation adjustment                        8          (6)
                                           ------     -------
Comprehensive income (loss)                $2,905     $(1,304)
                                           ======     =======



5. RESTRUCTURING

In March 1998, the Company adopted a plan to restructure certain of its operations to increasingly focus on some of its newer product offerings, such as IP-based network server products and more compact network access card modules, while streamlining operations related to certain of its existing product lines. As a result of these actions, the Company recorded charges of approximately $1,300,000 in the quarter ended March 31, 1998. These one-time charges include $450,000 reported as a part of cost of goods sold, for writedowns of excess and obsolete inventory to their net realized values; $193,000 for certain facilities costs reported as research and development expenses; and $657,000 reported as non-recurring expenses, comprising estimated severance costs of $384,000 for 38 positions across all departments of the Company, and $273,000 of estimated lease obligations (net of estimated sublease income), the writedown of certain equipment, and other expenses related to consolidations.

It is expected that a substantial portion of the amounts which require a cash outlay related to these activities will be paid by December 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company's consolidated financial statements for the three month period ended March 31, 1998 reflect the impact of the acquisition of the network access card ("NAC") business unit from Promptus Communications on April 28, 1997. Results of operations in the period also include the impact of $1.3 million of one-time charges recorded as a result of restructuring actions undertaken in March, 1998.

RESULTS OF OPERATIONS

      NET SALES Net sales decreased 23% from $15.3 million in the quarter ended March 31, 1997 to $11.8 million in the quarter ended March 31, 1998. Sales of Multimedia Conference Server (MCS) products were lower in the first quarter of 1998 than in the same period last year, due to significantly lower demand from PictureTel, the Company's largest customer during each of those periods, and lower demand from conferencing service providers. The 1998 period includes sales of network access products associated with the acquisition of the NAC business in April, 1997, partially offsetting the decrease in MCS product sales.

      A significant factor influencing the demand for VideoServer's products is the rate of deployment and use of conferencing endpoints, such as room based conferencing systems and desktop conferencing terminals, sold by conferencing OEMs and computer equipment and software manufacturers. The Company believes that growth in the sales of endpoints slowed in 1997 and in the first quarter of 1998, as end users evaluate new technologies such as Internet Protocol (IP) based products and lower priced ISDN-based endpoints currently being introduced. This softness in endpoint demand is expected to continue in the near term, and may affect growth rates for the Company's sales and operating results.

      International sales, primarily in Europe, accounted for approximately 36% and 32% of net sales for the quarters ended March 31, 1997 and 1998. The Company expects that international sales, which are currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

      GROSS PROFIT Gross profit as a percentage of net sales decreased from 67.6% in the quarter ended March 31, 1997 to 57.4% in the quarter ended March 31, 1998. A significant part of the decrease in 1998 is the result of a one-time charge to cost of sales in the amount of $450,000, undertaken as a part of the March 1998 restructuring, to write down certain inventory to its net realizable value. Other factors contributing to the 1998 decrease are a greater proportion of lower margin products in the sales mix than in 1997, including network access cards, and higher fixed costs as a percentage of net sales in the current year.

      RESEARCH AND DEVELOPMENT Research and development expenses increased 49% from $2.5 million in the quarter ended March 31, 1997 to $3.8 million in the quarter ended March 31, 1998, representing 17% and 32% of net sales for the periods. Spending increases in 1998 were primarily the result of an increase in engineering staffing to extend the Company's conferencing technologies to more traditional network platforms in concert with newly released industry standards. These network platforms include local area networks (LANs), corporate intranets, and the Internet, all of which are governed by the new H.323 industry standards for voice, video and data collaboration, as well as ATM and frame relay. The 1998 result also includes a one-time charge to research and development for certain facilities costs in the amount of $193,000, as a part of the restructuring actions undertaken in March, 1998. The Company expects to continue to commit substantial resources to research and development in the future.

      SALES AND MARKETING Sales and marketing expenses increased 4% from $2.7 million in the quarter ended March 31, 1997 to $2.8 million in the quarter ended March 31, 1998, representing 18% and 24% of net sales for the periods. The increase in spending in 1998 is due to an expansion of the Company's sales and marketing personnel and program resources to drive a broader distribution model for its products, offset by the impact of recent turnover in several senior sales and marketing positions, and lower sales commissions as a result of lower net sales. The Company expects to increase its sales and marketing expenses as it addresses newer markets and geographic territories for its products, including the Asia/Pacific region.

      GENERAL AND ADMINISTRATIVE General and administrative expenses increased 13% from $1.1 million in the quarter ended March 31, 1997 to $1.2 million in the quarter ended March 31, 1998, representing 7% and 10% of net sales for the periods. The increase in spending was primarily due to the addition of finance and administrative personnel, including those to support the acquired network access card business.

      NON-RECURRING EXPENSES In March 1998, the Company adopted a plan to restructure certain of its operations to increasingly focus on some of its newer product offerings, such as IP-based network server products and more compact network access card modules, while streamlining operations related to certain of its existing product lines. As a result of these actions, the Company recorded charges of approximately $1,300,000 for the quarter ended March 31, 1998. These one-time charges include $657,000 reported as non-recurring expenses, comprising estimated severance costs of $384,000 for 38 positions across all departments of the Company, and $273,000 of estimated lease obligations (net of estimated sublease income), the write down of certain equipment, and other expenses related to consolidations.

      INTEREST INCOME, NET Interest income, net, decreased from approximately $525,000 in the quarter ended March 31, 1997 to approximately $465,000 in the quarter ended March 31, 1998. The decrease was due primarily to a higher proportion of the Company's cash equivalents and marketable securities being invested in tax-exempt U.S. and state government securities, and to the decrease in cash available for investment resulting from the Company's acquisition of the network access card business unit.

      PROVISION FOR INCOME TAXES The provision for income taxes, as represented by the income tax rate, was 36% for the quarter ended March 31, 1997. For 1997, the effective tax rate was less than the combined federal and state statutory rate primarily as a result of interest earned on tax-exempt U.S. and state government securities, and the generation of Federal and state research and development tax credits. There was no income tax benefit recorded for the loss before income taxes realized in the quarter ended March 31, 1998.

      OTHER FACTORS WHICH MAY AFFECT FUTURE OPERATIONS There are a number of business factors which singularly or combined may affect the Company's future operating results. Some of them, including dependence on major customers, growth in demand for videoconferencing products, risks and uncertainties related to an evolving market, rapid technological change, competition, the difficulty in assimilating the operations and personnel of businesses acquired previously or in the future, variability of quarterly results, protection of proprietary technology, retention of key employees, and uncertainties regarding patents, have been outlined in the Company's 1997 Annual Report to Shareholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      In 1994 the Company settled patent infringement litigation brought against it by Datapoint Corporation (Datapoint) for a cash payment by the Company. However, patent infringement litigation continued to exist between Datapoint and two of the Company's largest customers and, in addition, Datapoint has written inquiry letters to, or attempted to bring legal action against, a significant number of others in the videoconferencing market, including some customers of the Company. Datapoint, in effect, asserted that certain Datapoint patents in the videoconferencing field (the "Datapoint Patents") covered certain aspects of multipoint conferencing operations involving terminals and multipoint control units, including MCS's.

      In April 1998, a jury in the Federal District Court in Dallas, Texas ruled in Datapoints patent infringement case with PictureTel Corporation that products sold by PictureTel, including those manufactured by the Company, did not infringe on any of the Datapoint Patents, and that the patent claims asserted against PictureTel were invalid. Datapoint has filed a notice that it will appeal this decision.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company has cash, cash equivalents and marketable securities of $47.2 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper.

      The Company generated cash from operations of approximately $860,000 in the first three months of 1998. The Company's primary investing activities in the period related to the purchase of computers and office equipment to support the Company's growth.

      At March 31, 1998, the Company has available a bank revolving credit facility providing for borrowings up to $7.5 million. Borrowings are limited to a percentage of eligible accounts receivable, and are unsecured. Under this credit facility, the Company is required to maintain certain financial ratios and minimum levels of net worth and profitability, and is prohibited from paying cash dividends without the Bank's consent. No borrowings have been made under this facility.

      The Company believes that its existing cash, cash equivalents and marketable securities, together with cash generated from operations and borrowings available under the Company's credit facility, will be sufficient to meet the Company's cash requirements for the foreseeable future.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibit 27:  Financial Data Schedule.

      (b) No reports on Form 8-K were filed during the three-month period ended March 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VIDEOSERVER, INC.


Date:  May 12, 1998                    By: /s/  Stephen J. Nill
                                          ------------------------------------
                                          Stephen J. Nill
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer, Authorized Officer)