Form 10-Q
period 1998-06-30
VIDEOSERVER INC
filed 1998-08-14
CIK 943894

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


The number of shares outstanding of the registrant's Common Stock as of August 7, 1998 was 13,268,845.

================================================================================

                                VIDEOSERVER, INC.

                                      INDEX




                                                                              Page
                                                                              ----
PART I.    FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
             December 31, 1997 and June 30, 1998..............................  3

           Condensed Consolidated Statements of Operations
             Three and six months ended June 30, 1997 and 1998................  4

           Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 1997 and 1998..........................  5

           Notes to Condensed Consolidated Financial Statements...............  6

Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................  8

PART II.   OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Securities Holders.............. 11

Item 6     Exhibits and Reports on Form 8-K................................... 11

           SIGNATURE.......................................................... 12


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


                                    VIDEOSERVER, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)
                                       (UNAUDITED)


                                                                 DECEMBER 31,    JUNE 30,
                                                                     1997          1998
                                                                 ------------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                                        $24,866       $27,093
   Marketable securities                                             21,665        21,489
   Accounts receivable, net of allowance for doubtful accounts
     of $1,338 and $1,343 at December 31, 1997 and June 30, 1998      7,244         6,635
   Inventories                                                        3,882         3,232
   Deferred income taxes                                              2,619         2,619
   Other current assets                                                 941         1,263
                                                                    -------       -------
Total current assets                                                 61,217        62,331

Equipment and improvements, net                                       5,142         4,981
Deferred income taxes                                                 4,341         4,341
Other assets, net                                                     2,199         2,417
                                                                    -------       -------

Total assets                                                        $72,899       $74,070
                                                                    =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                            $11,677       $12,320
   Other current liabilities                                          1,131         1,821
                                                                    -------       -------
Total current liabilities                                            12,808        14,141

Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized;
  13,122,843 issued and outstanding at December 31, 1997;
  13,203,882 issued and outstanding at June 30, 1998                    131           132
Capital in excess of par value                                       54,584        55,216
Retained earnings                                                     5,493         4,713
Cumulative translation adjustment                                      (117)         (132)
                                                                    -------       -------
Total stockholders' equity                                           60,091        59,929
                                                                    -------       -------

Total liabilities and stockholders' equity                          $72,899       $74,070
                                                                    =======       =======



                             See accompanying notes.


                                          VIDEOSERVER, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)
                                              UNAUDITED


                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                                   1997           1998                1997           1998
                                                  -------        -------             -------        -------

Net sales                                         $11,451        $13,007             $26,754        $24,760
Cost of sales                                       4,220          4,884               9,179          9,888
                                                  -------        -------             -------        -------
Gross profit                                        7,231          8,123              17,575         14,872

Operating expenses:
   Research and development                         3,176          3,571               5,719          7,362
   Sales and marketing                              2,881          3,025               5,609          5,874
   General and administrative                       1,144          1,217               2,215          2,432
   Purchased research and development              14,000                             14,000
   Non-recurring expenses                                                                               657
                                                  -------        -------             -------        -------
Total operating expenses                           21,201          7,813              27,543         16,325
                                                  -------        -------             -------        -------
Income (loss) from operations                     (13,970)           310              (9,968)        (1,453)

Interest income, net                                  409            474                 934            939
                                                  -------        -------             -------        -------
Income (loss) before income taxes                 (13,561)           784              (9,034)          (514)
Provision (benefit) for income taxes               (4,882)           266              (3,252)           266
                                                  -------        -------             -------        -------
Net income (loss)                                 ($8,679)       $   518             ($5,782)         ($780)
                                                  =======        =======             =======        =======

Net income (loss) per share:
   Basic                                           ($0.68)         $0.04              ($0.46)        ($0.06)
   Diluted                                         ($0.68)         $0.04              ($0.46)        ($0.06)
Shares used in computing net income
   (loss) per share:
   Basic                                       12,821,000     13,194,000          12,628,000     13,179,000
   Diluted                                     12,821,000     13,393,000          12,628,000     13,179,000




                             See accompanying notes.

                                          VIDEOSERVER, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                              UNAUDITED

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                         1997            1998
                                                                      ----------       --------
OPERATING ACTIVITIES
Net loss                                                              ($  5,782)       ($  780)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Purchased research and development                                  14,000
     Depreciation and amortization                                        1,298          1,822
     Provision for doubtful accounts                                         16              5
     Deferred taxes                                                      (4,680)
     Tax benefit related to employee stock plans                            180
Changes in operating assets and liabilities:
     Accounts receivable                                                  2,965            604
     Inventories                                                         (1,019)           650
     Other current assets                                                    95           (322)
     Accounts payable and accrued expenses                               (1,762)           643
     Other current liabilities                                              403            814
                                                                       --------        -------
Net cash provided by operating activities                                 5,714          3,436

INVESTING ACTIVITIES
Purchases of equipment and improvements                                  (1,507)        (1,361)
Proceeds from sale of marketable securities                               3,954          7,076
Purchases of marketable securities                                                      (6,900)
Acquisition of business, net                                            (15,416)
Increases in other assets                                                  (221)          (518)
                                                                       --------        -------
Net cash used in investing activities                                   (13,190)        (1,703)

FINANCING ACTIVITIES
Repayment of long-term debt                                                (337)          (124)
Net proceeds from stock issued under employee stock benefit plans           497            633
                                                                       --------        -------
Net cash provided by financing activities                                   160            509
Effect of exchange rate on cash and cash equivalents                        (22)           (15)

Increase (decrease) in cash and cash equivalents                         (7,338)         2,227
Cash and cash equivalents at beginning of year                           27,876         24,866
                                                                       --------        -------

Cash and cash equivalents at end of period                             $ 20,538        $27,093
                                                                       ========        =======
Supplemental schedule of non-cash investing activities:
Common stock issued to acquire NAC business, net of issuance costs     $  3,415
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

2.   BUSINESS COMBINATION

On April 28, 1997, the Company purchased the network access card ("NAC") business unit of Promptus Communications, Inc. ("Promptus"). The purchase price of $18.8 million was allocated to the tangible and intangible assets acquired based upon their estimated fair market values, resulting in an allocation of $2.8 million to the tangible net assets, and $2.0 million to purchased software which had reached technological feasibility and is being amortized over a five year period. In addition, $14.0 million was allocated to purchased research and development, which had not reached technological feasibility and had no alternative future use. This amount was charged to operations at the acquisition date.

Operating results of the NAC business unit are included for the full period in the financial statements for the quarter and six months ended June 30, 1998. The following pro forma information presents the results of operations for the six months ended June 30, 1997 as if the NAC business unit had been acquired as of January 1, 1997, including the charge to operations of $14.0 million related to purchased in-process research and development, as if expensed on that date.


                                                         SIX MONTHS
                                                           ENDED
                                                       JUNE 30, 1997
                                                       --------------
     (In thousands, except for share related data)
     Total revenues                                       $30,381

     Net loss                                             ($5,742)

     Net loss per share                                    ($0.43)


The unaudited pro forma results do not purport to be indicative of the results which actually would have been obtained had the acquisition been effected on the date indicated, or of results which may be achieved in the future.

3.   INVENTORIES


    Inventories consist of:
                                              DECEMBER 31,     JUNE 30,
        (In thousands)                           1997           1998
                                              -----------      --------
        Raw materials and subassemblies         $2,673          $1,992
        Work in process                            761             577
        Finished goods                             448             663
                                                ------          ------
                                                $3,882          $3,232
                                                ======          ======


4.   NEWLY ISSUED ACCOUNTING STANDARD

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

SFAS 130 defines and provides rules for the reporting of comprehensive income, a measure of all changes in stockholders' equity that result from recognized transactions and other economic events of a period. For the quarters and six months ended June 30, 1997 and 1998, the Company's comprehensive income (loss) was as follows:


                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                           1997               1998            1997               1998
                                         --------            -------        --------            -------
(In thousands)
Net income (loss)                        ($8,679)             $518          ($5,782)            ($780)
(Increase) decrease in cumulative
    translation adjustment                   (30)               (9)             (22)              (15)
                                         -------              ----          -------             -----
Comprehensive income (loss)              ($8,709)             $509          ($5,804)            ($795)
                                         =======              ====          =======             =====


5.   NON-RECURRING EXPENSES

In March 1998, the Company recorded a charge of $1.3 million associated with a plan to restructure certain of its operations to increasingly focus on its newer product offerings, such as IP-based network server products and more compact network access card modules, while streamlining operations related to certain of its existing line of server products. The charge included $657,000 reported as non-recurring expenses, primarily comprising severance costs, lease obligations, and equipment write-downs, $450,000 reported as a part of cost of sales for various write-downs of excess and obsolete inventory to their net realizable values, and $193,000 for certain facilities costs reported as research and development expenses. Approximately $600,000 of the $1.3 million charge requires a cash outlay, of which approximately $400,000 had been expended as of June 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's consolidated financial statements for the three and six months ended June 30, 1998 reflect the impact of the acquisition of the network access card ("NAC") business unit from Promptus Communications on April 28, 1997. Results of operations in the six month period also include the impact of $1.3 million of non-recurring expenses recorded as a result of restructuring actions undertaken in March, 1998.

RESULTS OF OPERATIONS

     NET SALES Net sales increased 14% from $11.5 million in the quarter ended June 30, 1997 to $13.0 million in the quarter ended June 30, 1998. The increase was driven primarily by increased sales of Multimedia Conference Server (MCS) products, due to what the Company believes to be an improved market generally for conferencing products and to improved reselling efforts through the Company's major OEM customers. The 1998 second quarter also includes a full quarter of operating results for the NAC business acquired in late April, 1997, whereas the 1997 second quarter includes results for only a portion of the quarter.

     Net sales decreased 7% from $26.8 million in the six months ended June, 1997 to $24.8 million in the six months ended June 30, 1998. The decrease was due primarily to lower demand in the first quarter of 1998 from PictureTel, the Company's largest customer, and from conferencing service providers.

     International sales, primarily in Europe, accounted for approximately 40% and 32% of net sales for the quarters ended June 30, 1997 and 1998, and 38% and 32% for the six months ended June 30, 1997 and 1998. The Company expects that international sales, which are currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

     GROSS PROFIT Gross profit as a percentage of net sales decreased from 63.1% in the quarter ended June 30, 1997 to 62.5% in the quarter ended June 30, 1998. For the six month period ended June 30, the gross profit rate decreased from 65.7% in 1997 to 60.1% in 1998. The decrease in the second quarter, and for the six months ended June 30, 1998 was primarily due to a greater proportion of lower margin products in the sales mix than in 1997, including network access cards.

     RESEARCH AND DEVELOPMENT Research and development expenses increased 12% from $3.2 million in the quarter ended June 30, 1997 to $3.6 million in the quarter ended June 30, 1998, representing 28% and 27% of net sales for the periods. For the six months ended June 30, 1997 and 1998, research and development expenses increased 29% from $5.7 million in 1997 to $7.4 million in 1998, representing 21% and 30% of net sales for the periods. Spending increases in 1998 were primarily the result of an increase in engineering staffing to extend the Company's conferencing technologies to more traditional network platforms in concert with newly released industry standards. These network platforms include local area networks (LANs), corporate intranets, and the Internet, governed by the H.323 industry standards for voice, video and data collaboration, as well as ATM and frame relay. The six month period in 1998 also includes a one-time charge to research and development in March, 1998 in the amount of $193,000, undertaken as a part of the Company's restructuring efforts. The Company expects to continue to commit substantial resources to research and development in the future.

     SALES AND MARKETING Sales and marketing expenses increased 5% from $2.9 million in the quarter ended June 30, 1997 to $3.0 million in the quarter ended June 30, 1998, representing 25% and 23% of net sales for the periods. For the six months ended June 30, 1997 and 1998, sales and marketing expenses increased 5% from $5.6 million in 1997 to $5.9 million in 1998, representing 21% and 24% of net sales for the periods.

The increase in spending in 1998 is due to an expansion of the Company's sales and marketing personnel and program resources to extend distribution for its products. The Company expects increases in sales and marketing expenses as it addresses broader markets and geographic territories for its products, including the Asia/Pacific region.

     GENERAL AND ADMINISTRATIVE General and administrative expenses increased 6% from $1.1 million in the quarter ended June 30, 1997 to $1.2 million in the quarter ended June 30, 1998, representing 10% and 9% of net sales for the periods. For the six months ended June 30, 1997 and 1998, general and administrative expenses increased 10% from $2.2 million in 1997 to $2.4 million in 1998, representing 8% and 10% of net sales for the periods. The increase in spending was primarily due to the addition of finance and administrative personnel, including those to support the acquired network access card business.

     NON-RECURRING EXPENSES In March 1998, the Company adopted a plan to restructure certain of its operations to increasingly focus on some of its newer product offerings, such as IP-based network server products and more compact network access card modules, while streamlining operations related to certain of its existing product lines. As a result of these actions, the Company recorded charges of approximately $1,300,000 in the quarter ended March 31, 1998. These one-time charges include $657,000 reported as non-recurring expenses, comprising estimated severance costs of $384,000 for 38 positions across all departments of the Company, and $273,000 of estimated lease obligations (net of estimated sublease income), the writedown of certain equipment, and other expenses related to consolidations, $450,000 reported as a part of cost of sales for various write-downs of excess and obsolete inventory to their net realizable values, and $193,000 for certain facilities costs reported as research and development expenses. Approximately $600,000 of the $1.3 million charge requires a cash outlay, of which approximately $400,000 had been expended as of June 30, 1998.

     INTEREST INCOME, NET Interest income, net, increased from approximately $409,000 in the quarter ended June 30, 1997 to approximately $474,000 in the quarter ended June 30, 1998. The increase was due primarily to a higher proportion of the Company's cash equivalents and marketable securities being invested in taxable securities, and to an increase in cash available for investment. For the six months ended June 30, 1997 and 1998, net interest income was approximately $934,000 and $939,000.

     PROVISION (BENEFIT) FOR INCOME TAXES The provision (benefit) for income taxes, as represented by the income tax rate, was 34% for the quarter ended June 30, 1998. The effective tax rate is less than the combined federal and state statutory rate primarily as a result of interest earned on tax-exempt U.S. and state government securities, and the generation of Federal and state research and development tax credits. For the six months ended June 30, 1998, the income tax rate was affected by the fact that no income tax benefit was attributed to the pre-tax loss realized in the quarter ended March 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company has cash, cash equivalents and marketable securities of $48.6 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper.

     The Company generated cash from operations of approximately $3.4 million in the first six months of 1998. The Company's primary investing activities in the period related to the purchase of computers and office equipment to support the Company's growth.

     At June 30, 1998, the Company has available a bank revolving credit facility providing for borrowings up to $7.5 million. Borrowings are limited to a percentage of eligible accounts receivable, and are unsecured. Under this credit facility, the Company is required to maintain certain financial ratios and minimum levels of net worth and profitability, and is prohibited from paying cash dividends without the Bank's consent. No borrowings have been made under this facility.

     The Company believes that its existing cash, cash equivalents and marketable securities, together with cash generated from operations and borrowings available under the Company's credit facility, will be sufficient to meet the Company's cash requirements for the foreseeable future.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders

          On May 13, 1998, at the Company's 1998 Annual Meeting of Stockholders, the Company's stockholders met to consider and vote upon the following two proposals:

          (1) A proposal to elect two Class II directors to hold office for a three-year term and until his/her respective successor has been duly qualified and elected.

          (2) A proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 1998.

          Results with respect to the voting on each of the above proposals were as follows:

          Proposal 1:

                Khoa D. Nguyen

                For -  10,709,339     Withhold Authority -        35,673
                ---   -----------     -------------------         ------

                Steven C. Walske

                For -  10,707,822     Withhold Authority -        37,190
                ---   -----------     -------------------         ------

          The term of office of Robert Castle, Paul Ferri and William Foster, the remaining members of the Board of Directors of the Company, continued after the meeting.


          Proposal 2:


                  10,715,955    Votes For
                  ----------
                       9,848    Votes Against
                  ----------
                      19,209    Abstentions
                  ----------
                           0    Broker Non-Votes
                  ----------


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27:  Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the six-month period ended June 30, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VIDEOSERVER, INC.


Date:  August 14, 1998          By: /s/ Stephen J. Nill
                                    --------------------------------------------
                                    Stephen J. Nill
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)