Form 10-Q
period 1998-09-30
VIDEOSERVER INC
filed 1998-11-06
CIK 943894

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


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

The number of shares outstanding of the registrant's Common Stock as of October 30, 1998 was 13,302,805.

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

         Condensed Consolidated Balance Sheets
          December 31, 1997 and September 30, 1998.............................3

         Condensed Consolidated Statements of Operations
          Three and nine months ended September 30, 1997 and 1998............. 4

         Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1997 and 1998........................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................8

PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.....................................13

         SIGNATURE............................................................14

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

                                VIDEOSERVER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)
                                   (UNAUDITED)


                                                             DECEMBER 31,  SEPTEMBER 30,
                                                                 1997          1998
                                                             ------------  -------------

ASSETS
Current assets:
   Cash and cash equivalents                                  $ 24,866      $ 21,276
   Marketable securities                                        21,665        27,787
   Accounts receivable, net of allowance for doubtful
   accounts of $1,338 and $1,339 at December 31, 1997
   and September 30, 1998                                        7,244         7,106
   Inventories                                                   3,882         3,571
   Deferred income taxes                                         2,619         2,619
   Other current assets                                            941         1,469
                                                              --------      --------
Total current assets                                            61,217        63,828

Equipment and improvements, net                                  5,142         6,199
Deferred income taxes                                            4,341         4,341
Other assets, net                                                2,199         2,129
                                                              --------      --------
Total assets                                                  $ 72,899      $ 76,497
                                                              ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                      $ 11,677      $ 13,280
   Other current liabilities                                     1,131         1,708
                                                              --------      --------
Total current liabilities                                       12,808        14,988

Stockholders' Equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized;
  13,122,843 issued and outstanding at December 31, 1997;
  13,271,878 issued and outstanding at September 30, 1998          131           133
Capital in excess of par value                                  54,584        55,803
Retained earnings                                                5,493         5,755
Cumulative translation adjustment                                 (117)         (182)
                                                              --------      --------
Total stockholders' equity                                      60,091        61,509
                                                              --------      --------
Total liabilities and stockholders' equity                    $ 72,899      $ 76,497
                                                              ========      ========


                             See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)
                                    UNAUDITED



                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                            1997           1998          1997           1998
                                        -----------    -----------   -----------    -----------

Net sales                                   $12,903        $14,717       $39,657       $ 39,477
Cost of sales                                 4,942          5,477        14,121         15,365
                                            -------        -------      --------       --------
Gross profit                                  7,961          9,240        25,536         24,112

Operating expenses:
   Research and development                   3,594          3,743         9,313         11,104
   Sales and marketing                        3,220          3,315         8,829          9,189
   General and administrative                 1,109          1,304         3,324          3,736
   Purchased research and development                                     14,000
   Non-recurring expenses                                                                   657
                                            -------        -------      --------       --------
Total operating expenses                      7,923          8,362        35,466         24,686
                                            -------        -------      --------       --------
Income (loss) from operations                    38            878        (9,930)          (574)

Interest income, net                            383            569         1,317          1,508
                                            -------        -------      --------       --------
Income (loss) before income taxes               421          1,447        (8,613)           934
Provision (benefit) for income taxes            (64)           405        (3,316)           672
                                            -------        -------      --------       --------
Net income (loss)                           $   485        $ 1,042      ($ 5,297)      $    262
                                            =======        =======      ========       ========

Net income (loss) per share:
  Basic                                     $  0.04        $  0.08      ($  0.41)      $   0.02
  Diluted                                   $  0.04        $  0.08      ($  0.41)      $   0.02
Shares used in computing net income
  (loss) per share:
  Basic                                  12,931,000     13,251,000    12,797,000     13,203,000
  Diluted                                13,295,000     13,538,000    12,797,000     13,500,000


                             See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                       1997          1998
                                                     --------      --------

OPERATING ACTIVITIES
Net income (loss)                                    ($ 5,297)     $    262
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Purchased research and development                 14,000             -
    Depreciation and amortization                       2,183         2,769
    Provision for doubtful accounts                       136             1
    Deferred taxes                                     (4,680)            -
    Tax benefit related to employee stock plans           180             -
Changes in operating assets and liabilities:
    Accounts receivable                                 3,379           137
    Inventories                                          (309)          311
    Other current assets                                   31          (528)
    Accounts payable and accrued expenses              (3,589)        1,603
    Other current liabilities                             157           721
                                                     --------      --------
Net cash provided by operating activities               6,191         5,276

INVESTING ACTIVITIES
Purchases of equipment and improvements                (2,136)       (3,368)
Proceeds from sale of marketable securities             7,777             -
Purchases of marketable securities                          -        (6,122)
Acquisition of business, net                          (15,416)            -
Increases in other assets                                (196)         (388)
                                                     --------      --------
Net cash used in investing activities                  (9,971)       (9,878)

FINANCING ACTIVITIES
Repayment of debt                                        (460)         (144)
Net proceeds from stock issued under
  employee stock benefit plans                            904         1,221
                                                     --------      --------
Net cash provided by financing activities                 444         1,077
Effect of exchange rate on cash and
  cash equivalents                                        (55)          (65)

Decrease in cash and cash equivalents                  (3,391)       (3,590)
Cash and cash equivalents at beginning of year         27,876        24,866
                                                     --------      --------

Cash and cash equivalents at end of period           $ 24,485      $ 21,276
                                                     ========      ========

Supplemental schedule of non-cash
  investing activities:
Common stock issued to acquire NAC business,
  net of issuance costs                              $  3,415             -
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

Operating results of the NAC business unit are included for the quarter and nine months ended September 30, 1998. The following pro forma information presents the results of operations for the nine months ended September 30, 1997 as if the NAC business unit had been acquired as of January 1, 1997, including the charge to operations of $14.0 million related to purchased in-process research and development, as if expensed on that date.

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                     1997
                                                                 --------------
      (In thousands, except for share related data)
      Total revenues                                                $43,284

      Net loss                                                     ($ 5,257)

      Net loss per share                                           ($  0.40)

The unaudited pro forma results do not purport to be indicative of the results which actually would have been obtained had the acquisition been effected on the date indicated, or of results which may be achieved in the future.

3.  INVENTORIES

    Inventories consist of:

                                                DECEMBER 31,     SEPTEMBER 30,
                                                   1997             1998
(In thousands)                                    ------           ------
Raw materials and subassemblies                   $2,673           $1,783
Work in process                                      761              845
Finished goods                                       448              943
                                                  ------           ------
                                                  $3,882           $3,571
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

SFAS 130 defines and provides rules for the reporting of comprehensive income, a measure of all changes in stockholders' equity that result from recognized transactions and other economic events of a period. For the quarters and nine months ended September 30, 1997 and 1998, the Company's comprehensive income
(loss) was as follows:

                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                  1997         1998                    1997         1998
                                 -----       -------                 -------       -----
(In thousands)
Net income (loss)                $ 485       $ 1,042                 ($5,297)      $ 262
Increase in cumulative
    translation adjustment         (33)          (50)                    (55)        (65)
                                 -----       -------                 -------       -----
Comprehensive income (loss)      $ 452       $   992                 ($5,352)      $ 197
                                 =====       =======                 =======       =====



5.  NON-RECURRING EXPENSES

In March 1998, the Company recorded a charge of $1.3 million associated with a plan to restructure certain of its operations to increasingly focus and streamline its product offerings. The charge included $657,000 reported as non-recurring expenses, primarily comprising severance costs, lease obligations, and equipment write-downs, $450,000 reported as a part of cost of sales for various write-downs of excess and obsolete inventory to their net realizable values, and $193,000 for certain facilities costs reported as research and development expenses. The Company currently estimates that approximately $800,000 of the $1.3 million charge will require a cash outlay, of which $600,000 had been expended as of September 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's consolidated financial statements for the three and nine months ended September 30, 1998 reflect the impact of the acquisition of the network access card ("NAC") business unit from Promptus Communications on April 28, 1997. Results of operations in the nine month period also include the impact of $1.3 million of non-recurring expenses recorded as a result of restructuring actions undertaken in March, 1998.

RESULTS OF OPERATIONS

     NET SALES Net sales increased 14% to $14.7 million in the quarter ended September 30, 1998 from $12.9 million in the quarter ended September 30, 1997. The increase was driven primarily by increased sales of Multimedia Conference Server (MCS) products, due to what the Company believes to be an improved market generally for conferencing products and to increases in sales volume through the Company's major OEM customers.

     Net sales of $39.5 million in the nine months ended September 30, 1998 were approximately the same as the $39.7 million recorded in the nine months ended September 30, 1997. Lower demand in the first quarter of 1998, particularly from PictureTel, and lower sales to service providers were offset by increased sales of NAC products and an increase in service revenues.

     International sales, primarily in Europe, accounted for approximately 29% of net sales for the quarters ended September 30, 1998 and 1997, and 30% and 35% for the nine months ended September 30, 1998 and 1997. The Company expects that international sales, which are currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

     GROSS PROFIT Gross profit as a percentage of net sales increased to 62.8% in the quarter ended September 30, 1998 from 61.7% in the quarter ended September 30, 1997. For the nine month period ended September 30, the gross profit rate decreased to 61.1% in 1998 from 64.4% in 1997. The modest increase in the quarter ended September 30, 1998 was due primarily to improved coverage of fixed manufacturing costs due to increased sales volumes. The decrease in the nine month period ended September 30, 1998 was due to a greater proportion of lower margin products and services in the sales mix than in 1997. Future changes in product mix may continue to impact product margins.

     RESEARCH AND DEVELOPMENT Research and development expenses increased 4% to $3.7 million in the quarter ended September 30, 1998 from $3.6 million in the quarter ended September 30, 1997, representing 25% and 28% of net sales for the respective periods. For the nine months ended September 30, 1998 and 1997, research and development expenses increased 19% to $11.1 million in 1998 from $9.3 million in 1997, representing 28% and 23% of net sales for the respective periods. Spending increases in 1998 were primarily the result of an increase in engineering staffing to extend the Company's conferencing technologies to emerging network platforms for conferencing, in line with new industry standards, while continuing to invest in its traditional ISDN network based conferencing products. Emerging network platforms for conferencing include local area networks (LANs), corporate intranets, and the Internet, governed by the
H.323 industry standards for voice, video and data collaboration, as well as ATM and frame relay. The nine month period in 1998 also includes a one-time charge to research and development in March, 1998 in the amount of $193,000, undertaken as a part of the Company's restructuring efforts. The Company expects to continue to commit substantial resources to research and development in the future.

     SALES AND MARKETING Sales and marketing expenses increased 3% to $3.3 million in the quarter ended September 30, 1998 from $3.2 million in the quarter ended September 30, 1997, representing 23% and 25% of net sales for the respective periods. For the nine months ended September 30, 1998 and 1997, sales and marketing expenses increased 4% to $9.2 million in 1998 from $8.8 million in 1997, representing 23% and 22% of net sales for the respective periods. The increase in spending in 1998 is due to an expansion of the Company's sales and marketing personnel and program resources to extend the global distribution for its products. The Company expects increases in sales and marketing expenses as it addresses broader markets and geographic territories for its products, including the Asia/Pacific region.

     GENERAL AND ADMINISTRATIVE General and administrative expenses increased 18% to $1.3 million in the quarter ended September 30, 1998 from $1.1 million in the quarter ended September 30, 1997, representing 9% of net sales for both periods. For the nine months ended September 30, 1998 and 1997, general and administrative expenses increased 12% to $3.7 million in 1998 from $3.3 million in 1997, representing 9% and 8% of net sales for the respective periods. The increase in spending was primarily due to the addition of finance and administrative personnel, including those to support the acquired NAC business.

     NON-RECURRING EXPENSES In March 1998, the Company adopted a plan to restructure certain of its operations to increasingly focus and streamline its product offerings. As a result of these actions, the Company recorded charges of approximately $1,300,000 in the quarter ended March 31, 1998. These one-time charges include $657,000 reported as non-recurring expenses, comprising estimated severance costs of $384,000 for various positions across all departments of the Company, and $273,000 of estimated lease obligations (net of estimated sublease income), the writedown of certain equipment, and other expenses related to consolidations, $450,000 reported as a part of cost of sales for various writedowns of excess and obsolete inventory to their net realizable values, and $193,000 for certain facilities costs reported as research and development expenses. The Company currently estimates that approximately $800,000 of the $1.3 million charge will require a cash outlay, of which $600,000 had been expended as of September 30, 1998.

     INTEREST INCOME, NET Interest income, net, increased to approximately $569,000 in the quarter ended September 30, 1998 from approximately $383,000 in the quarter ended September 30, 1997. The increase was due primarily to a higher proportion of the Company's cash equivalents and marketable securities being invested in taxable securities, and to an increase in cash available for investment. For the nine months ended September 30, 1998 and 1997, net interest income was approximately $1,500,000 and $1,300,000.

     PROVISION (BENEFIT) FOR INCOME TAXES For the nine months ended September 30, 1998, the income tax rate reflects the Company's partial recognition, in the third quarter, of tax benefits associated with the loss incurred in the quarter ended March 31, 1998. As a result of this, along with the generation of federal and state research and development tax credits and interest earned on tax-exempt U.S. and state government securities, the income tax rate for the quarter ended September 30, 1998 was 28%. The Company will continue to assess the realizability of the tax benefit associated with the first quarter loss in view of its operating results during the balance of 1998 and adjust its tax rate accordingly.

     YEAR 2000 The Company is continuing efforts to ready itself for the impact of Year 2000 related technology matters. The Company believes that current releases of its products are Year 2000 compliant. However, the Company is continually assessing Year 2000 compliance concerns of its products and their ability to interoperate with products of its customers and suppliers. The Company's products do interchange date information with other information technologies and certain aspects of the Company's products are based on user-supplied information and conventions. The proper operation of the Company's products will depend on correct information being supplied by or to such information technologies or users. The Company has not assessed the impact on its operations should significant, currently unidentified, non-compliance issues arise.

     Also, the majority of the Company's revenue stream is delivered through videoconferencing equipment Original Equipment Manufacturers (OEMs), or through Value Added Resellers (VAR's) which generally remarket the Company's products in combination with other products to present an integrated conferencing solution to end-users. The Company has not determined the current state of compliance of its key customers. Should any key customer not be Year 2000 compliant, their operations may be significantly impacted. The resultant impact on the Company's operations may also be significant

     In addition to reviewing the impact of the Year 2000 on its products, the Company is currently assessing what impact the advent of the Year 2000 might have on its internal systems and operations. To meet general requirements of the business, the Company expects to complete the implementation of a new company-wide financial accounting, manufacturing, sales and distribution system in the first half of 1999. The Company believes this system will be fully Year 2000 compliant. Additionally, the Company is reviewing other internal systems - both information technology systems and embedded systems - to determine their state of Year 2000 readiness. The Company expects the initial review to be completed during the first quarter of 1999 and further reviews will continue on an ongoing basis. At this point, the Company believes that the incremental costs of bringing its internal systems into compliance will not be materially greater than its ongoing normal costs of maintaining and upgrading these systems.

     The Company is also embarking on a project of surveying its key suppliers and vendors to ascertain their preparedness for the Year 2000. The Company currently does not have sufficient information to assess the potential resultant impact to the Company's operations should one or more of those key suppliers not be adequately prepared. However, as the Company has a limited number of key suppliers, it believes the process of identifying potential issues will not be unduly burdensome. In the event that the Company discovers issues that cannot be readily addressed, the availability of alternative suppliers of its products may provide the Company with other resolution options. The Company has not incurred any significant costs to date in surveying key suppliers and vendors and is unable to project the future costs of these efforts.

       The Company's review of the full potential impact of Year 2000 issues is not sufficiently complete to have constructed a most likely worst case scenario, and the Company has not yet developed a contingency plan to address any such scenario. The Company believes it is taking the appropriate actions to ensure there is no significant Year 2000 impact on its operations and expects to continue in its preparation efforts.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company has cash, cash equivalents and marketable securities of $49.1 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper.

     The Company generated cash from operations of approximately $5.3 million in the first nine months of 1998. The Company's primary investing activities in the period related to the purchase of computers and equipment to support the Company's development activities.

     At September 30, 1998, the Company has available a bank revolving credit facility providing for borrowings up to $7.5 million. Borrowings are limited to a percentage of eligible accounts receivable, and are unsecured. Under this credit facility, the Company is required to maintain certain financial ratios and minimum levels of net worth and profitability, and is prohibited from paying cash dividends without the Bank's consent. No borrowings have been made under this facility.

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

    (b) No reports on Form 8-K were filed during the three-month period ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             VIDEOSERVER, INC.

Date: November 6, 1998       By:  /s/ Stephen J. Nill
                                 ----------------------------------------------
                                  Stephen J. Nill
                                  Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer,
                                  Authorized Officer)