Form 10-K
period 1998-12-31
VIDEOSERVER INC
filed 1999-03-31
CIK 943894

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

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

                       -----------------------------------
           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 1999 was $144,996,119 (based on the last reported sale price on the Nasdaq National Market on that date).

     The number of shares outstanding of the registrant's Common Stock as of March 9, 1999 was 13,462,629.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held May 12, 1999 are incorporated by reference herein.

2. Portions of the 1998 Annual Report to Shareholders are incorporated by reference herein.

3. Portions of the registrant's Registration Statement on Form S-1 (Registration No. 33-91132) are incorporated by reference herein.

                                VIDEOSERVER, INC.
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----

                                                               PART I

Item 1.    Business ......................................................................................    3
Item 2.    Description  of  Property .....................................................................   15
Item 3.    Legal  Proceedings ............................................................................   15
Item 4.    Submission of Matters to a Vote of Security Holders ...........................................   15

                                                               PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .........................   16
Item 6.    Selected  Financial Data ......................................................................   16
Item 7.    Management's  Discussion and Analysis of Financial  Condition and Results of Operations .......   16
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ....................................   16
Item 8.    Financial Statements and Supplementary Data ...................................................   16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure .........   16

                                                              PART III

Item 10.   Directors and Executive Officers of the Registrant ............................................   17
Item 11.   Executive  Compensation .......................................................................   17
Item 12.   Security Ownership of Certain Beneficial Owners and Management ................................   17
Item 13.   Certain Relationships and Related Transactions ................................................   17

                                                               PART IV

Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K ..............................   18

Signatures ...............................................................................................   20


     This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Company's 1998 Annual Report to Shareholders in the section titled "Other factors which may affect future operations" (which section is hereby incorporated by reference herein). Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                     PART I

ITEM 1. BUSINESS

     VideoServer, Inc. ("VideoServer" or "the Company") is a leading global provider of networked conferencing solutions that enable people in multiple locations to collaborate using any combination of audio, video and data. VideoServer connects employees, customers, and partners to each other through reliable, seamless, integrated solutions that are delivered over LANs, WANs, and IP-based networks. The Company's products offer a wide breadth of functionality that includes multipoint networked conferencing, gateway services, conference control, network management and bandwidth management.

     VideoServer sells its products worldwide through leading resellers, integrators, and remarketers of videoconferencing and networking solutions. VideoServer also sells directly to providers of conferencing services, including Internet Service Providers (ISPs), telecommunication carriers, Regional Bell Operating Companies (RBOCs), and global PTTs. The Company believes that it was the largest supplier in annual shipments of multimedia conference servers for the past five years.

     In April 1997, the Company acquired the network access card business unit of Promptus Communications, Inc. (Promptus). Network access cards are a critical component of conferencing systems, and Promptus had been a market leader and a major supplier to VideoServer of these products.

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

     In recent years, lower-priced, standards-based products emerged that have expanded the market for videoconferencing systems. Room systems that were once priced in the $100,000 to $200,000 range are now priced as low as $4,000. In addition, competition between network carriers, the growth of the Internet, and the deployment of new network technology including ATM, has led to wider availability, improved quality and significantly declining costs of network connectivity.

     With the introduction of chip sets incorporating ITU standards, a growing number of companies have entered the desktop videoconferencing market, either with stand-alone appliances, PC-based systems or with board sets that plug into personal computers. Companies shipping H.320 compliant desktop conferencing products include Intel, Polycom, Tandberg, PictureTel, Sony, VTEL, and VCON. The costs of such desktop conferencing products have rapidly declined with the introduction of more powerful chip sets and further miniaturization of components such as cameras and monitors. Since early 1994, desktop conferencing subsystems have dropped in price from $6,000 per seat to less than $1,000. As with the decrease in the price of room systems, this decrease in price has fueled demand for desktop endpoints.

     In May 1996, an important expansion of conferencing standards was realized with the introduction of the H.323 standard governing real-time collaboration over IP (Internet Protocol) networks, including local area networks (LAN's), corporate intranets, and the Internet. Enabling conferencing over traditional business networks provides a foundation for the adoption of this application as a mainstream business tool. The majority of endpoint vendors who market H.320 compliant products have introduced or announced their intention to introduce
H.323 compliant endpoints as well.

     Each of these endpoints, whether room systems or desktop systems, require multipoint processing resources to conduct a multipoint conference. And, with the extension of conferencing to multiple network platforms, new devices are needed in the network to provide translations between these networks. A larger installed base of endpoints and expanding number of network types are expected to lead to more multipoint conferencing and an increased need for network services, and therefore to a greater demand for the Company's MCS products.

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

     In response to the emerging customer demand for multimedia applications, in February 1996 the ITU extended the T.120 standards for collaborative multimedia conferencing wherein video, audio and data information can be shared between endpoints in a multipoint setting. Microsoft has bundled a standards-based realtime voice, video, and data conferencing package, NetMeeting(TM), into its Windows operating system, providing an embedded collaborative capability to millions of PC users. In addition, many companies are offering collaborative desktop applications with optional audio and video capabilities sold through retail computer channels. Fundamental to the architecture of some of these products is the presence of a multimedia conference server to provide the multipoint link and data distribution mechanism among all the endpoints.

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

THE VIDEOSERVER SOLUTION

     VideoServer was founded in 1991 to develop a new generation of networking equipment architected for the videoconferencing market as well as the emerging multimedia networked conferencing market. The VideoServer MCS product line is built on an industry standard hardware and software platform that combines a powerful set of real-time conferencing applications with management tools and network connectivity features that address today's customer requirements and are positioned to meet emerging requirements. These requirements include:

     INTEROPERABILITY. VideoServer's Multimedia Conference Servers today provide transparent interoperability among many different kinds of endpoints such as room videoconferencing systems, desktop video terminals, and regular telephones in the same conference, using combinations of voice, video, and data. Similarly, interoperability must be provided between the many different brands of equipment and applications. The technology also must be able to accommodate various encoding algorithms used to compress multimedia information. The Company has expended substantial effort to make its MCS interoperable with the products of virtually all suppliers of standards-based videoconferencing terminals. In many cases this has required subtle accommodations in the MCS for the specific characteristics of each brand of endpoint due to the manufacturer's implementation of the ITU standards and product performance. When different encoding technology is employed in terminals for audio algorithms, the MCS provides the transcoding needed to combine various audio and video sessions in a user friendly manner to each endpoint in the proper algorithm for that endpoint.

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

PRODUCTS

     The Company provides technology advances to its customers through products that incorporate rapid standards deployment, extensive feature content, scalability, network flexibility and interoperability. The Company believes that its technology leadership enables its partners, resellers, and direct customers to rapidly deploy conferencing solutions across a variety of network types. The Company's relationships with its customers also allows it to anticipate market requirements critical to its current and future product development efforts.

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

     The following table lists the basic chassis configurations offered by the Company and the typical target market and application in which each is used. In this table, user capacity is a measure of the number of simultaneous conference sites that can be connected to the Series 2000 MCS.

  MODEL      CAPACITY              TARGET MARKET/APPLICATION
  -----      --------  ---------------------------------------------------------

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


     Each of these systems may be interconnected to provide support for larger conferences.

     The VideoServer Series 2000 MCS has an extensive number of available software and hardware features, some of which are listed in the following table.

       APPLICATIONS                                DESCRIPTION
--------------------------------  --------------------------------------------------

CONFERENCE SERVICE AND
MANAGEMENT
----------

Continuous Presence with          Continuous viewing of multiple conference sites
CollaboRates ...................  running at differing transfer rates
Asynchronous Transfer Mode .....  ATM connected endpoints can connect directly to the
                                  MCS via an ATM network
Multimedia Conferencing ........  Simultaneous audio visual conferencing and data conferencing
Reservation and Scheduling......  Schedule and manage MCS use
Directory Services..............  Database of potential conference participants and sites
Chairperson Conference Control    Management of conference activities by a nominated
                                  conference chairman (eg: lecturer)
Security and Password Control...  Conference password and application security controls
Voice Activated Switching.......  Dynamic switching of video presentation based on current speaker
Audio Add-on....................  Conferencing for audio-only conference participants
Operator Attended Conferencing..  Provision for an operator to guide participants through conference initiation and provide assistance during the
                                  conference

NETWORK SERVICES AND
MANAGEMENT
----------

Outbound Dialing.........  Automatic MCS dial-out capability
Conference Monitor.......  Real-time monitor of conference activities and status
Bandwidth Management.....  Bandwidth aggregation using inverse multiplexing
Event Management.........  System activity and alarms applications for network management
Network Diagnostics......  Network loop-back and problem isolation tool kit
Premise Switching........  Integrated ISDN switching functionality


     The Series 2000 MCS can be directly connected to public networks (either T-1 or ISDN networks, or both) or private networks. The T-1 interface can be configured as either a full or fractional T-1 (FT-1). If FT-1 service is selected, multiple FT-1 circuits may be multiplexed and delivered by the network to the MCS in a single T-1 pipe. ISDN Primary Rate Interface (PRI) support allows the MCS to cost-effectively support multiple basic rate terminal connections across a single interface. ISDN Basic Rate Interface (BRI) support offers a cost effective solution for customer premise applications not requiring PRI. The MCS supports the various ISDN network protocols used in the United States, the United Kingdom, France, Germany, Japan, Australia and the European-wide standard, and thus can be used worldwide. The addition of an ATM Network Interface Card enables ATM connected endpoints to connect directly to the MCS via an ATM network. Additionally, the MCS supports network connections such as V.35 and RS449, to support both private and secure networks.

     The Company offers add-on software to its installed base in the form of either major new software releases or unbundled software options. Customers may purchase new software releases on an as-needed basis or as part of a maintenance agreement. Unbundled software options are priced separately and are not part of maintenance agreements.

ENCOUNTER(TM) FAMILY OF CONFERENCING PRODUCTS

     In March 1998, the Company began shipping the first products in its Encounter family of network servers and gateways, the industry's first business-quality networked conference offerings in the IP arena. The following table lists the principal products in the Encounter family, and the typical target market and application in which each is used.

MODEL                 CAPACITY                      TARGET MARKET/APPLICATION
-----                 --------       -------------------------------------------------------------

NetServer             48 users       Network server that enables multipoint, multimedia conferencing for
                                     H.323 endpoints and standard telephones

NetServer ADX 1000    48 users       Network Server that enables multipoint audio and data conferencing for Internet telephony based endpoints and standard telephones

NetGate               16 users       LAN/WAN gateway that enables point-to-point conferences between
                                     ISDN and LAN based endpoints (H.320 to H.323 interconnections).

Gatekeeper            1,000          Network management software used to control access and bandwidth
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

NETWORK ACCESS CARDS

     In April 1997, the Company acquired the network access card (NAC) business unit of Promptus Communications, Inc. NACs are an integral component of a videoconferencing solution, providing the technology by which conferencing terminals, or endpoints, and servers connect to either public or private ISDN networks. NAC products are available in two product lines; PC compatible boards known as the Series 1 and Series 2 families and dedicated non-PC modules based on the Brick(TM) form factor. These products provide a standardized physical interface to the host application known as the Multi-Vendor Integration Protocol
(MVIP) and are controlled through a published Application Program Interface
(API).

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

    ISA PC BOARD PRODUCTS:
    * Single, Triple and Quad BRI ISDN NAC
    * Single or Dual T1 and E1 PRI ISDN NAC (24 and 30 Channel)
    * Digital Data Interface Card (Dual V.35 and RS366 data and control interfaces)

    PCI PC BOARD PRODUCTS
    * Triple BRI ISDN NAC

    BRICK(TM) FAMILY PRODUCTS
    * Triple BRI ISDN Brick(TM)

     All NAC products are compatible with a range of common PC operating systems and are supported by a full Software Developers Toolkit (SDK).

MARKETS AND CUSTOMERS

     VideoServer markets its products primarily through videoconferencing equipment Original Equipment Manufacturers (OEMs), integrators and remarketers of networking solutions, and directly to service providers. The Company's videoconferencing OEMs generally remarket the Company's products in combination with videoconferencing endpoint products to resellers or directly to end-users. Integrators and remarketers of networking solutions typically sell the Company's products with other conferencing or communications products as complete solutions to companies of all sizes. Service providers, including public and private telephone carriers, generally offer conferencing services based on the Company's products.

     Videoconferencing equipment suppliers have historically represented the primary market for delivering conferencing equipment to users. The Company has relationships with most of the significant videoconferencing suppliers around the world, including VTEL Corporation, PictureTel Corporation, Tandberg, FVC.COM, VCON, and the leading Japanese manufacturers, including Sony Corporation and Fujitsu Business Communications Systems, Inc.

     Telecommunication service providers have sought to differentiate themselves by offering multimedia conferencing services to customers who desire on-demand conferencing capability without installing their own conference servers. The Company markets its products and services directly to public and private telecommunications service providers, including Interexchange Carriers (IXCs) such as AT&T, MCI, and Sprint, Regional Bell Operating Companies (RBOCs) such as BellSouth and Southwestern Bell, a number of private conferencing service providers in the U.S., international Post Telephone and Telegraph companies
(PTTs) in Europe and Asia, such as British Telecom, Deutsche Telekom, France Telecom, the Chinese MPT, and NTT and to leading Internet Service Providers
(ISPs) such as UUNET.

     As conferencing moves to desktop systems, local area networks (LANs), virtual private networks, and the Internet, companies providing computer system and networking equipment, and PBX companies, whose products form the data and telecommunications backbone of the enterprise, are beginning to incorporate conferencing technologies into their product lines. The Company believes these companies view multimedia applications as a strategic technology thrust that will fuel demand for computing resources and network bandwidth. Since late 1993, Intel Corporation and VideoServer have participated in joint development and marketing of products for the conferencing market. Since 1997, Cisco Systems has incorporated portions of the Company's H.323 software into Cisco's operating system software, and in 1998 the companies together with Intel began joint marketing to large enterprise and service provider accounts who are evaluating the requirements to provision their networks for the deployment of multimedia conferencing.

     The Company's agreements with its customers generally do not include minimum purchase requirements and are non-exclusive. In 1996, PictureTel and CLI accounted for 43% and 10% of revenue. In 1997, PictureTel and VTEL (who merged with CLI in 1997) accounted for 34% and 16% of revenue. In 1998, PictureTel and VTEL accounted for 35% and 18% of revenue. Revenue from international markets accounted for 32% of the Company's revenue for the years ended December 31, 1996 and 1997 and 30% of revenue in 1998.

     VideoServer conducts its sales and marketing activities from its principal offices in Burlington, Massachusetts, as well as from six other North American sales locations, its European headquarters in the United Kingdom, and offices recently opened in France, Germany, Australia, and China.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that its future success depends on its ability to continue to enhance and expand its existing products and to develop new products that maintain its technology leadership. VideoServer has invested, and expects to continue to invest heavily, in the development of products and core technologies. Extensive product development input is obtained from OEM partners, from service providers, from end users, and through the Company's active participation and leadership in industry groups responsible for establishing technical standards such as the ITU and the IETF.

     Since its founding, the Company's research and development effort has been directed towards the development of standards-based conference server technology. In concert with the evolution of industry standards, these efforts currently are focused on extending the breadth of network services supported beyond switched digital services to include local area networks, corporate intranets, the Internet, and ATM. This includes the development of multipoint products for particular network types and gateway products to provide interoperability between dissimilar network types. Development is also underway to support emerging data conferencing applications, provide additional conferencing management capabilities including enhanced user interfaces, and to add higher capacities to the product family. Also in 1997, the Company established an international research & development operation in the United Kingdom. The Company is investing to further develop the network access technologies acquired from Promptus Communications in April 1997. Development is focused on the introduction of more cost effective and compact modules for ISDN connectivity, and the further integration of NAC technology into the Company's MCS products. The Company extends and accelerates its efforts through development relationships with its customers. The Company periodically receives funding under certain of these arrangements which, when earned, is recorded as a reduction of research and development expense in the Company's financial statements.

     At December 31, 1998, VideoServer's research and development staff consisted of 112 employees, including 103 software engineers and 9 hardware engineers. The Company's net research and development expenditures were $14.9 million, $12.9 million, and $7.8 million in 1998, 1997, and 1996, representing 27%, 24%, and 16% of revenue in those years. Development funding from customers of $464,000 in 1997 and $1,150,000 in 1996 was recorded as a reduction of research and development costs in those years. All software development costs have been expensed as incurred because costs eligible for capitalization have not been material to date.

CUSTOMER SUPPORT AND SERVICE

     The Company provides technical support and services to its resellers and direct customers. A high level of continuing service and support is critical to the Company's objective of developing long-term relationships with customers. The Company's resellers offer a broad range of support including installation, maintenance and on-site and headquarters-level technical support of products to their end-user customers. VideoServer provides a comprehensive service program including problem management, training, diagnostic tools, hardware repair services, software updates and upgrades, and spare parts programs to facilitate and supplement the efforts of the Company's resellers.

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

MANUFACTURING

     The Company's manufacturing operations consist primarily of materials management, quality control, test engineering, production, and shipping and logistics. The Company employs an outsourced manufacturing model in which it designs the significant hardware subassemblies for its products and uses independent third-party contract assembly companies to perform printed circuit board assembly and other production activities with internal efforts generally limited to final product configuration, assembly, and testing. This manufacturing model offers the capability to quickly fulfill orders with limited lead times thus providing enhanced customer satisfaction and improved inventory management. All products are functionally tested utilizing state of the art equipment designed for "burn-in", diagnostic testing, and stress screen testing to assure the reliability and quality of the Company's products. The Company achieved International Standard Organization (ISO) 9002 certification in 1994 and each year since has successfully been re-certified.

     Although the Company generally uses standard parts and components for its products, certain components, including key digital signal processors are presently available only from single sources or from limited sources such as Texas Instruments, Motorola, and 8X8. The Company has no supply commitments from its vendors, and generally purchases components on a purchase order basis as opposed to entering into long term procurement agreements with vendors. The Company has been able to obtain adequate supplies of components in a timely manner from current vendors, or when necessary to meet production needs, from alternate vendors. The Company believes that, for digital signal processors in particular, alternative sources of supply would be difficult to develop over a short period of time and an interruption in supply or a significant increase in the price of these components would adversely affect the Company's operating results and business.

     Because of the generally short cycle between order and shipment and because the majority of the Company's sales in each quarter results from orders booked in that quarter, the Company does not believe that its backlog as of any particular date is indicative of future sales levels.

COMPETITION

     The market for communications products is highly competitive and is subject to rapid technological change. The Company expects competition to increase significantly in the future. Currently, the Company's principal competitors are Lucent Technologies and Accord Video Telecommunications, Inc. In addition, a number of other companies have introduced or announced their intention to introduce products that could be competitive with the Company's products. These companies include PictureTel, Radvision, and White Pine. Companies competing with the Company's network access card product line include Aculab and NetAccess (a division of Brooktrout, Inc.).

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

     The principal competitive factors in the market for multimedia conference servers are, and are expected to continue to be, breadth of network services supported, conformance to industry standards and demonstrated interoperability, price per port, performance, network management capabilities, transcoding capabilities, reliability and customer support. While the Company believes it presently competes favorably in all of these areas, there can be no assurance that it will continue to do so.

PROPRIETARY RIGHTS

     The Company holds three U.S. Patents and has several patent applications pending in the United States and other jurisdictions. In addition, the Company relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its intellectual property rights. The Company believes that, because of the rapid pace of technological change in the data communications and telecommunications industries, the intellectual property protection for its products is only one factor in the Company's success, complementing the knowledge, abilities, and experience of the Company's employees, the frequency of its product enhancements, its relationships with its partners, the effectiveness of its marketing activities, and the timeliness and quality of its support services.

     The Company is subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In December 1994, the Company settled patent infringement litigation brought against it by Datapoint Corporation ("Datapoint") for a cash payment by the Company in the amount of $500,000. There can be no assurance that additional third parties will not assert claims against the Company in the future with respect to the Company's current or future products or that any such claims would not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that the Company would prevail with respect to any such claim, or that a license to third-party rights, if needed, would be available on acceptable terms.

     Patent infringement litigation still exists between Datapoint and two of the Company's largest customers. In addition, Datapoint has written inquiry letters to, or attempted to bring legal action against, a significant number of others in the videoconferencing market, including some customers of the Company. Datapoint has, in effect, asserted that the Datapoint patents in the videoconferencing field (the "Datapoint Patents") cover certain aspects of multipoint videoconferencing operations involving terminals and multipoint control units, including the Company's MCS's. In April 1998, a jury in the Federal District Court in Dallas, Texas ruled, in Datapoint's patent infringement case with PictureTel Corporation, that products sold by PictureTel, including those manufactured by the Company, do not infringe on any of the Datapoint Patents and that the patent claims asserted against PictureTel are invalid. Datapoint has appealed this decision and that appeal is currently pending. The conferencing market in general, and the Company's sales and operating results in particular, could be adversely affected as a result of ongoing uncertainties regarding the Datapoint Patents. Such uncertainty, and any impact of it, is likely to remain until the validity of the patents is completely adjudicated.

     In November 1998, the Company commenced an action for patent infringement against Accord Video Telecommunications, Inc. ("Accord"). The complaint alleges that Accord is infringing and has infringed on certain of the Company's patents covering technology for transcoding video signals, which enables several fundamental videoconferencing capabilities. These capabilities include continuous presence or split screen video, and rate matching, which allow parties who connect to the network at different network speeds to participate in the same conference. The suit alleges patent infringement in Accord's MGC product line. The Company is seeking damages and injunctive relief. Accord has answered the complaint, alleging that it does not infringe and that the Company's patents at issue are invalid and unenforceable. This matter is in the early stages of litigation, and therefore the Company is unable to identify what, if any, impact the outcome of this litigation will have on the future operating results of the Company.

EMPLOYEES

     At December 31, 1998, the Company employed a total of 270 persons, including 112 in research and development, 93 in sales, marketing and customer support, 33 in manufacturing, and 32 in finance and administration. Thirty-four of the Company's employees were located internationally and the remainder were located in the United States. None of the Company's employees are represented by a labor organization and the Company believes that its relations with employees are good.

     The Company's success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing, and research and development personnel, many of whom would be difficult to replace. The Company does not have employment contracts with most of its key personnel. The Company believes that its future success will depend in large part upon its ability to attract and retain such key employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are:

     NAME                   AGE    POSITION
     Khoa D. Nguyen ....... 45     President, Chief Executive Officer and Director

     Dane A. Donaldson .... 51     Vice President of World Wide Customer Service and Support

     Richard J. Moulds .... 35     Vice President, Marketing and NAC Business Unit

     Stephen J. Nill ...... 47     Vice President of Finance and Chief Financial Officer, Treasurer,
                                   and Secretary

     Mark D. Reid ......... 36     Vice President of Engineering

     Edward C. Wade ....... 62     Vice President of Manufacturing and Operations

--------------------

     Khoa D. Nguyen has been a Director of the Company since December 1997. Mr. Nguyen was named President and Chief Executive Officer of the Company effective April 9, 1998. Previously, he had been Executive Vice President and Chief Operating Officer of the Company since September 1997. Prior to joining the company Mr. Nguyen had been employed at PictureTel Corporation, a videoconferencing company, where he served as Vice President of Engineering from January 1993 to February 1994, and as Chief Technology Officer and General Manager of the Group Systems and Networking Products divisions from February 1994 to August 1996. From August 1991 to December 1992, he was Vice President of Engineering at VTEL Corporation, a videoconferencing company. Previously, Mr. Nguyen held various research and development positions at IBM Corporation.

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

     Richard J. Moulds has served as Vice President of Network Access Card business unit for the Company since April 1997. In January 1999, he was named Vice President of Marketing and the NAC Business Unit. Prior to joining the Company, he held various marketing and engineering positions from 1990 to July 1996 at GPT Limited, a manufacturer of telecommunications products including videoconferencing equipment.

     Stephen J. Nill has served as Vice President of Finance and Chief Financial Officer since June 1994, and as Treasurer and Secretary since June 1995. From 1989 to June 1994, Mr. Nill held various financial positions with Lotus Development Corporation, a software supplier. Previously, he held financial and administrative positions at Computervision, Inc., a supplier of workstation-based software, International Business Machines Corporation and Arthur Andersen & Co.

     Mark D. Reid joined the Company as Director of Advanced Development in December 1997. He was named Vice President, Engineering in May 1998. Prior to joining the company, Mr. Reid was director of engineering at PictureTel where he managed their H.323 product development. Previously, Mr. Reid held various engineering positions at CNR Inc. and Raytheon Company.

     Edward C. Wade has served as Vice President of Manufacturing and Operations since October 1997. He served at PictureTel Corporation, a video conferencing company, as Director of Manufacturing for the Group & Network Systems Divisions from March 1991 until October 1997. From July 1988 until March 1991, he served as Vice President of Materials Management for Symbol Technologies, a supplier of hand held terminals and bar code scanning devices. Previously, Mr. Wade held various manufacturing and materials management positions for Polaroid Corporation, a manufacturer of commercial and industrial instant photographic and digital imaging devices.

     Officers are elected on an annual basis to serve at the discretion of the Board of Directors.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's corporate office and principal research, development, and manufacturing facility is located in Burlington, Massachusetts, in a 60,000 square foot facility which the Company leases under agreements that expire in February 2001. The Company also has development facilities in a 12,000 square foot facility located in Middletown, Rhode Island and a 3,000 square foot facility located in Marlboro, Massachusetts, both of which are leased on a short-term basis.

     The Company's European headquarters is located in a 4,500 square foot facility in Bracknell, United Kingdom, which the company leases under a three year lease expiring in February, 2000 and is utilized principally for sales, marketing, customer service and development activities. The company also has sales offices, which are leased on a short-term basis, in Herndon, Virginia, San Francisco, California, Paris, France, Munich, Germany, Bejing, China and Sydney, Australia, each of which it leases on a short-term basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this item may be found in the section captioned "Quarterly Financial Information (unaudited)" appearing in the 1998 Annual Report to Shareholders, and is incorporated herein by reference.(1)

     As of March 9, 1999, the Company had approximately 126 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms. The Company has not paid dividends on its Common Stock. The Company anticipates it will continue to reinvest earnings to finance future growth, and therefore does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item may be found in the section captioned "Financial Highlights" appearing in the 1998 Annual Report to Shareholders, and is incorporated herein by reference.(1)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required by this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1998 Annual Report to Shareholders, and is incorporated herein by reference.(1)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1998 Annual Report to Shareholders, and is incorporated herein by reference.(1)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information with respect to this item may be found in the Financial Section of the 1998 Annual Report to Shareholders on pages 26 through 36, and is incorporated herein by reference.(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

--------------------------------------------------------------------------------
(1) The Company's 1998 Annual Report to Shareholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned "Proposal No. 1 - Election of Directors" and "Section 16(a) - Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 12, 1999. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned "Executive Officers of the Registrant" in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required with respect to this item may be found in the sections captioned "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 12, 1999. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 12, 1999. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 12, 1999. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS FILED AS PART OF FORM 10-K

1.   CONSOLIDATED FINANCIAL STATEMENTS.

     The following consolidated financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

     *    Consolidated Balance Sheets as of December 31, 1997 and 1998
     * Consolidated Statements of Operations for the years ended December 31, 1996, 1997, and 1998
     * Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998
     * Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997, and 1998
     *    Notes to Consolidated Financial Statements
     *    Quarterly Financial Information (unaudited)
     *    Report of Independent Auditors

2.   FINANCIAL STATEMENT SCHEDULE.

     *    Schedule II - Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

3.   List of Exhibits.


     Exhibit
     Number             Description of Exhibit
     ------             ----------------------

     3.1*         Form of Amended and Restated Certificate of Incorporation of the Registrant.
     3.2*         Amended and Restated By-Laws of the Registrant.
     4.1*         Specimen Stock Certificate.
     10.1*        Amended and Restated 1991 Stock Incentive Plan of the Registrant.
     10.2*        Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
     10.3*        1995 Employee Stock Purchase Plan of the Registrant.
     10.10*       Noncompetition Agreement dated February 2, 1992 between the Registrant and
                  Robert Castle.
     10.11*       Noncompetition Agreement dated March 28, 1991 between the Registrant and
                  Rubin Gruber.

     10.12*       Noncompetition Agreement dated March 28, 1991 between the Registrant and
                  Derek M. James.

     10.15*       License Agreement dated January 2, 1995 between the Registrant and Datapoint
                  Corporation.

     10.16*       Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of
                  Massachusetts, N.A.

                                       18


     10.17**     Lease for 63 Third Avenue, Burlington, MA dated as of March 1, 1996 between the
                 Registrant and the Trustees of Building #27 Associates.

     10.18***    Asset Purchase Agreement by and between VideoServer, Inc. and subsidiaries, and
                 Promptus Communications, Inc., dated March 25, 1997.

     10.19       Employment Agreement dated January 22, 1999 between the Registrant and
                 Khoa D. Nguyen.

     10.20       Employment Agreement dated January 22, 1999 between the Registrant and
                 Stephen J. Nill.

     13.1        Financial Section of the 1998 Annual Report to Shareholders, pages 26 through 36.

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

     *** Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on May 13, 1997.

(b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VIDEOSERVER, INC.

                                    /s/ Khoa D. Nguyen
                                    ---------------------------------------
                                    Khoa D. Nguyen
                                    President and Chief Executive Officer
                                   (Principal Executive Officer)
                                    Date: March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                DATE
---------                  -----                                ----

/s/ Khoa D. Nguyen         President, Chief Executive Officer,  March 27, 1998
------------------------   (Principal Executive Officer),
Khoa D. Nguyen             and Director


/s/ Stephen J. Nill        Vice President and                   March 27, 1998
------------------------   Chief Financial Officer
Stephen J. Nill            (Principal Financial
                           and Accounting Officer)

/s/ Robert L. Castle       Chairman of the Board of Directors   March 27, 1998
------------------------
Robert L. Castle

/s/ Paul J. Ferri
------------------------   Director                             March 27, 1998
Paul J. Ferri

/s/ William E. Foster      Director                             March 27, 1998
------------------------
William E. Foster

/s/ Steven C. Walske       Director                             March 27, 1998
------------------------
Steven C. Walske

VIDEOSERVER, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A - Description               Column B         Column C - Additions           Column D            Column E
----------------------               --------         --------------------           --------            --------
                                                                                     Deductions -
                                    Balance At        Charged to     Charged to      Uncollectible       Balance at
                                    Beginning Of      Costs and      Other           Accounts            End of
Accounts Receivable Allowances      Period            Expenses       Accounts        Written Off         Period
------------------------------      ------------      ----------     ----------      -------------       -----------

  Year Ended December 31, 1998       $1,338,311        $  5,000       $191,000            $-             $1,534,311

  Year Ended December 31, 1997        1,077,453          58,939        201,919             -              1,338,311

  Year Ended December 31, 1996          650,313         427,140           -                -              1,077,453