Form 10-Q
period 1999-03-31
VIDEOSERVER INC
filed 1999-05-13
CIK 943894

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of April 30, 1999 was 13,486,163

================================================================================

                                VIDEOSERVER, INC.

                                      INDEX

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           March 31, 1999 and December 31,  1998............................3

         Condensed Consolidated Statements of Operations
           Three months ended March 31, 1999 and 1998.......................4

         Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 1999 and 1998.......................5

         Notes to Condensed Consolidated Financial Statements...............6

Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of operations........................................7

PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...................................9


     SIGNATURE.............................................................10


This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Company's 1998 Annual Report to Shareholders in the section titled "Other factors which may affect future operations" (which section is incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1998). Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                VIDEOSERVER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                                                               MARCH 31,         DECEMBER 31,
                                                                                  1999               1998
                                                                               ---------         ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $29,008            $23,225
   Marketable securities                                                         23,345             27,381
   Accounts receivable, net of allowances of $1,534  at March 31, 1999
     and December 31, 1998                                                        9,063              7,778
   Inventories                                                                    2,609              3,693
   Deferred income taxes                                                          3,300              3,300
   Other current assets                                                           1,576              1,497
                                                                                -------            -------
Total current assets                                                             68,901             66,874

Equipment and improvements, net of accumulated depreciation                       5,754              6,616
Deferred income taxes                                                             4,000              4,000
Other assets, net                                                                 3,061              2,642
                                                                                -------            -------

Total assets                                                                    $81,716            $80,132
                                                                                =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $ 3,262            $ 3,546
   Accrued expenses                                                              11,054             11,396
   Deferred revenue                                                               1,272              1,045
                                                                                -------            -------
Total current liabilities                                                        15,588             15,987


Stockholders' Equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized;
  13,462,940 issued and outstanding at March 31, 1999;
  13,382,206 issued and outstanding at December 31, 1998                            135                134
Capital in excess of par value                                                   57,386             56,720
Retained earnings                                                                 8,639              7,307
Cumulative translation adjustment                                                   (32)               (16)
                                                                                -------            -------
Total stockholders' equity                                                       66,128             64,145
                                                                                -------            -------

Total liabilities and stockholders' equity                                      $81,716            $80,132
                                                                                =======            =======

                            See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              1999             1998
                                                          -----------      -----------
Revenue:
   Product revenue                                        $    14,820      $    10,469
   Service revenue                                              1,742            1,284
                                                          -----------      -----------
Total revenue                                                  16,562      $    11,753
                                                          -----------      -----------

Cost of revenue:
   Cost of product revenue                                      5,163            3,955
   Cost of service revenue                                        983            1,049
                                                          -----------      -----------
Total cost of revenue                                           6,146            5,004
                                                          -----------      -----------
Gross profit                                                   10,416            6,749

Operating expenses:
   Research and development                                     3,799            3,791
   Sales and marketing                                          3,831            2,849
   General and administrative                                   1,311            1,215
   Non-recurring expenses                                          --              657
                                                          -----------      -----------
Total operating expenses                                        8,941            8,512
                                                          -----------      -----------
Income (loss) from operations                                   1,475           (1,763)

Interest income, net                                              543              465
                                                          -----------      -----------
Income (loss) before income taxes                               2,018           (1,298)
Provision for income taxes                                        686               --
                                                          -----------      -----------
Net income (loss)                                         $     1,332      $    (1,298)
                                                          ===========      ===========

Net income (loss) per share:
   Basic                                                  $      0.10      $     (0.10)
   Diluted                                                $      0.10      $     (0.10)
Shares used in computing net income (loss) per share:
   Basic                                                   13,434,000       13,164,000
   Diluted                                                 13,913,000       13,164,000


                             See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                            1999          1998
                                                                          -------       -------
OPERATING ACTIVITIES
Net income (loss)                                                         $ 1,332       $(1,298)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                            895           883
Changes in operating assets and liabilities:
     Accounts receivable                                                   (1,285)          853
     Inventories                                                            1,084           640
     Other current assets                                                     (79)         (328)
     Accounts payable and accrued expenses                                   (626)           39
     Other current liabilities                                                227            71
                                                                          -------       -------
Net cash provided by operating activities                                   1,548           860

INVESTING ACTIVITIES
Purchases of equipment and improvements                                      (246)         (653)
Proceeds from sale of marketable securities                                 4,036            --
Purchases of marketable securities                                             --        (6,900)
Increases in other assets                                                    (206)          (80)
                                                                          -------       -------
Net cash provided by (used in) investing activities                         3,584        (7,633)

FINANCING ACTIVITIES
Repayment of long term debt                                                    --           (68)
Net proceeds from stock issued under employee stock benefit plans             667           579
                                                                          -------       -------
Net cash provided by financing activities                                     667           511
Effect of exchange rate on cash and cash equivalents                          (16)           (6)
Increase (decrease) in cash and cash equivalents                            5,783        (6,268)
Cash and cash equivalents at beginning of year                             23,225        24,866
                                                                          -------       -------

Cash and cash equivalents at end of period                                $29,008       $18,598
                                                                          =======       =======


                             See accompanying notes.

                                VIDEOSERVER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1998 Annual Report to Shareholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.  INVENTORIES

    Inventories consist of:

                                                      MARCH 31,   DECEMBER 31,
       (In thousands)                                   1999          1998
                                                      ---------   ------------
       Raw materials and subassemblies                 $2,000        $3,188
       Work in process                                    274            27
       Finished goods                                     335           478
                                                       ------        ------
                                                       $2,609        $3,693
                                                       ======        ======

3.  NON-RECURRING EXPENSES

In March 1998, the Company adopted a plan to restructure certain of its operations to increasingly focus and streamline its product offerings. As a result of these actions, the Company recorded charges of approximately $1,300,000 in the quarter ended March 31, 1998. These one-time charges included $657,000 reported as non-recurring restructuring expenses primarily covering estimated severance costs, $450,000 reported as cost of revenue for various write-downs of excess and obsolete inventory, and $193,000 for certain facilities costs reported as research and development expenses. Approximately $650,000 of the $1,300,000 charge required a cash outlay, substantially all of which had been paid as of March 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company's results of operations for the three month period ended March 31, 1998 includes the impact of $1.3 million of non-recurring expenses recorded as a result of restructuring actions undertaken in March, 1998.

RESULTS OF OPERATIONS

      REVENUE Revenue increased 41% to $16.6 million in the quarter ended March 31, 1999 from $11.8 million in the quarter ended March 31, 1998. The increase was primarily driven by increased revenue from Multimedia Conference Server
(MCS) products, including software and hardware upgrades related to new releases of the company's ISDN products, and increased revenue from the Company's Encounter family of Internet Protocol (IP) based products. Revenue from the Company's Original Equipment Manufacturer (OEM) partners was supplemented by increased sales to service providers and resellers, as the Company expands its global presence and builds channels for its IP based products.

      Revenue from international markets, primarily in Europe, accounted for approximately 32% of revenue for the quarters ended March 31, 1999 and 1998. The Company expects that revenue from international markets, which is currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

      GROSS PROFIT Gross profit as a percentage of revenue was 62.9% in the quarter ended March 31, 1999 as compared with 57.4% in the quarter ended March 31, 1998. Gross profit for the quarter ended March 31, 1998 was reduced by a one-time charge to cost of sales in the amount of $450,000, undertaken as part of the March 1998 restructuring, to write down certain inventory to its net realizable value. Margin improvements in the quarter ended March 31, 1999 were primarily attributed to an increase in the proportion of high-end higher margin products in the revenue mix, improved coverage of fixed manufacturing costs due to overall volume increases, and improved service margins. Gross profit rates may be affected in future periods due to changes in the proportion of low-end, lower margin products in the revenue mix and increased competition.

      RESEARCH AND DEVELOPMENT Research and development expenses of $3.8 million were approximately the same in both the quarter ended March 31, 1999 and March 31, 1998, representing 23% and 32% of revenue for the respective periods. The Company continues to develop and enhance its ISDN, ATM, and Internet Protocol
(IP) based products and to extend its multimedia networking technologies to emerging markets. The Company expects to continue to commit substantial resources to research and development in the future.

      SALES AND MARKETING Sales and marketing expenses increased 34% to $3.8 million in the quarter ended March 31, 1999 from $2.8 million in the quarter ended March 31, 1998, representing 23% and 24% of revenue for the respective periods. The increased spending was primarily due to the addition of sales and marketing personnel, increased sales commissions, and the expansion of field sales offices, particularly in the European and Asia Pacific markets. The Company expects continued increases in sales and marketing expenses as it broadens its channels of distribution and extends its reach into new geographic territories.

      GENERAL AND ADMINISTRATIVE General and administrative expenses increased 8% to $1.3 million in the quarter ended March 31, 1999 from $1.2 million in the quarter ended March 31, 1998, representing 8% and 10% of revenue for the respective periods. The increased spending is primarily attributed to expenditures related to the Company's new corporate-wide financial accounting, manufacturing, and sales and distribution system.

      NON-RECURRING EXPENSES In March 1998, the Company adopted a plan to restructure certain of its operations to increasingly focus and streamline its product offerings. As a result of these actions, the Company recorded charges of approximately $1,300,000 in the quarter ended March 31, 1998. These one-time charges included $657,000 reported as non-recurring restructuring expenses primarily covering estimated severance costs, $450,000 reported as cost of sales for various write-downs of excess and obsolete inventory, and $193,000 for certain facilities costs reported as research and development expenses. Approximately $650,000 of the $1,300,000 charge required a cash outlay, substantially all of which was paid as of March 31, 1999.

      INTEREST INCOME, NET Interest income, net, increased to approximately $543,000 in the quarter ended March 31, 1999, from approximately $465,000 in the quarter ended March 31, 1998. The increase was due to an increase in the amount of cash available for investment.

      PROVISION (BENEFIT) FOR INCOME TAXES The provision for income taxes in the current quarter was at a 34% rate. Tax benefits, primarily related to research and development tax credits and interest earned on tax exempt securities, were offset by state and foreign income taxes. In the quarter ending March 31, 1998, the Company did not recognize tax benefits associated with the loss incurred in that period.

      OTHER FACTORS WHICH MAY AFFECT FUTURE OPERATIONS There are a number of business factors which singularly or combined may affect the Company's future operating results. Some of them, including dependence on major customers, market growth and the risks and uncertainties related to an evolving market, rapid technological change, competition, variability of quarterly results, protection of proprietary technology, retention of key employees, uncertainties regarding patents, and the impact of the Year 2000 issue have been outlined in the Company's 1998 Annual Report to Shareholders, incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      On April 5, 1999, the Company amended its patent infringement suit against Accord Telecommunications, Inc., originally filed in November 1998, to include a claim that Accord infringes on a patent for video image playback issued to VideoServer on March 23, 1999. Additional information regarding this suit can be found in the Management's Discussion and Analysis section of the Company's 1998 Annual Report to Shareholders.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1999, the Company has cash, cash equivalents and marketable securities of $52.4 million, including cash generated from operations in the quarter ended March 31, 1999 of approximately $1.5 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper.

      At March 31, 1999, the Company has available a bank revolving credit facility providing for borrowings up to $7.5 million. Borrowings are limited to a percentage of eligible accounts receivable, and are unsecured. Under this credit facility, the Company is required to maintain certain financial ratios and minimum levels of net worth and profitability, and is prohibited from paying cash dividends without the Bank's consent. No borrowings have been made under this facility.

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

      (b) No reports on Form 8-K were filed during the three-month period ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VIDEOSERVER, INC.


Date: May 13, 1999              By: /s/ Stephen J. Nill
                                    --------------------------------------------
                                    Stephen J. Nill
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)