Form 10-Q
period 1999-06-30
VIDEOSERVER INC
filed 1999-08-13
CIK 943894

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

The number of shares outstanding of the registrant's Common Stock as of July 31, 1999 was 13,581,240.

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

           Condensed Consolidated Balance Sheets
             June 30, 1999 and December 31, 1998.................................................................3

           Condensed Consolidated Statements of Operations
             Three and six months ended June 30, 1999 and 1998...................................................4

           Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 1999 and 1998.............................................................5

           Notes to Condensed Consolidated Financial Statements..................................................6

Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................................................7

PART II.   OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Securities Holders................................................10

Item 6     Exhibits and Reports on Form 8-K.....................................................................10


     SIGNATURE..................................................................................................11

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

                                VIDEOSERVER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)


                                                                                 JUNE 30,             DECEMBER 31,
                                                                                   1999                   1998
                                                                                 --------             ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $31,321                $23,225
   Marketable securities                                                          22,621                 27,381
   Accounts receivable, net of allowances of $1,531 and $1,534 at June
     30, 1999 and December 31, 1998                                                9,814                  7,778
   Inventories                                                                     2,392                  3,693
   Deferred income taxes                                                           3,300                  3,300
   Other current assets                                                            1,313                  1,497
                                                                                 -------                -------
Total current assets                                                              70,761                 66,874

Equipment and improvements, net                                                    5,948                  6,616
Deferred income taxes                                                              4,000                  4,000
Other assets, net                                                                  2,891                  2,642
                                                                                 -------                -------

Total assets                                                                     $83,600                $80,132
                                                                                 =======                =======



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $ 2,934                $ 3,546
   Accrued expenses                                                               11,763                 11,396
   Deferred revenue                                                                1,011                  1,045
                                                                                 -------                -------
Total current liabilities                                                         15,708                 15,987



Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized; 13,524,064 issued and outstanding at June 30, 1999;
  13,382,206 issued and outstanding at December 31, 1998                             137                    134
Capital in excess of par value                                                    57,805                 56,720
Retained earnings                                                                 10,010                  7,307
Cumulative translation adjustment                                                    (60)                   (16)
                                                                                 -------                -------
Total stockholders' equity                                                        67,892                 64,145
                                                                                 -------                -------

Total liabilities and stockholders' equity                                       $83,600                $80,132
                                                                                 =======                =======

                             See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                            JUNE 30,                                     JUNE 30,

                                                    1999                1998                     1999                1998
                                                    ----                ----                     ----                ----

Revenue:
   Product revenue                                $15,009             $11,721                  $29,829             $22,190
   Service revenue                                  1,823               1,286                    3,565               2,570
                                                  -------             -------                  -------             -------
Total revenue                                      16,832              13,007                   33,394              24,760
                                                  -------             -------                  -------             -------

Cost of revenue

   Cost of product revenue                          5,261               3,873                   10,424               7,828
   Cost of service revenue                          1,013               1,011                    1,996               2,060
                                                  -------             -------                  -------             -------
Total cost of revenue                               6,274               4,884                   12,420               9,888
                                                  -------             -------                  -------             -------
Gross profit                                       10,558               8,123                   20,974              14,872

Operating expenses:
   Research and development                         4,174               3,571                    7,973               7,362
   Sales and marketing                              3,543               3,025                    7,374               5,874
   General and administrative                       1,264               1,217                    2,575               2,432
   Non-recurring expenses                                                                                              657
                                                  -------             -------                  -------             -------
Total operating expenses                            8,981               7,813                   17,922              16,325
                                                  -------             -------                  -------             -------
Income (loss) from operations                       1,577                 310                    3,052              (1,453)

Interest income, net                                  500                 474                    1,043                 939
                                                  -------             -------                  -------             -------
Income (loss) before income taxes                   2,077                 784                    4,095                (514)
Provision for income taxes                            706                 266                    1,392                 266
                                                  -------             -------                  -------             -------
Net income (loss)                                 $ 1,371             $   518                  $ 2,703             $  (780)
                                                  =======             =======                  =======             =======

Net income (loss) per share:
   Basic                                            $0.10               $0.04                    $0.20              $(0.06)
   Diluted                                          $0.10               $0.04                    $0.20              $(0.06)
Shares used in computing net income
   (loss) per share:
   Basic                                       13,501,000          13,194,000               13,394,000          13,179,000
   Diluted                                     13,933,000          13,393,000               13,849,000          13,179,000


                             See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  1999                 1998
                                                                                  ----                 ----
OPERATING ACTIVITIES
Net income (loss)                                                               $ 2,703              $  (780)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                1,776                1,822
Changes in operating assets and liabilities:
     Accounts receivable                                                         (2,036)                 609
     Inventories                                                                  1,301                  650
     Other current assets                                                           184                 (322)
     Accounts payable and accrued expenses                                         (245)                 643
     Other current liabilities                                                      (34)                 814
                                                                                -------              -------
Net cash provided by operating activities                                         3,649                3,436

INVESTING ACTIVITIES
Purchases of equipment and improvements                                          (1,189)              (1,361)
Proceeds from sale of marketable securities                                       4,760                7,076
Purchases of marketable securities                                                                    (6,900)
Increases in other assets                                                          (168)                (518)
                                                                                -------              -------
Net cash used in investing activities                                             3,403               (1,703)

FINANCING ACTIVITIES
Repayment of long-term debt                                                                             (124)
Net proceeds from stock issued under employee stock benefit plans                 1,088                  633
                                                                                -------              -------
Net cash provided by financing activities                                         1,088                  509
Effect of exchange rate on cash and cash equivalents                                (44)                 (15)

Increase in cash and cash equivalents                                             8,096                2,227
Cash and cash equivalents at beginning of year                                   23,225               24,866
                                                                                -------              -------

Cash and cash equivalents at end of period                                      $31,321              $27,093
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

2. INVENTORIES

   Inventories consist of:

                                                  JUNE 30,         DECEMBER 31,
     (In thousands)                                 1999               1998
                                                  --------         ------------
     Raw materials and subassemblies              $  1,719           $ 3,188
     Work in process                                   348                27
     Finished goods                                    325               478
                                                  --------           -------
                                                  $  2,392           $ 3,693
                                                  ========           =======


3. NON-RECURRING EXPENSES

In March 1998, the Company adopted a plan to restructure certain of its operations to increasingly focus and streamline its product offerings. As a result of these actions, the Company recorded charges of approximately $1,300,000 in the six months ended June 30, 1998. These one-time charges included $657,000 reported as non-recurring restructuring expenses primarily covering estimated severance costs, $450,000 reported as cost of revenue for various write-downs of excess and obsolete inventory, and $193,000 for certain facilities costs reported as research and development expenses. Approximately $650,000 of the $1,300,000 charge required a cash outlay, all of which was paid as of June 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's results of operations for the six month period ended June 30, 1998 includes the impact of $1,300,000 of non-recurring expenses recorded as a result of restructuring actions undertaken in March, 1998.

RESULTS OF OPERATIONS

     REVENUE Revenue increased 29% to $16.8 million in the quarter ended June 30, 1999 from $13 million in the quarter ended June 30, 1998. Revenue increased 35% to $33.4 million in the six months ended June 30, 1999 from $24.8 million in the six months ended June 30, 1998. The increases for both the three and six month periods were primarily driven by increased revenue from Multimedia Conference Server (MCS) products, including software and hardware upgrades related to new releases of the Company's ISDN products, an increase in revenue from the Company's Encounter family of Internet Protocol (IP) based products, and increased service revenues.

     Revenue from international markets, primarily in Europe, accounted for approximately 30% and 32% of revenue for the quarters ended June 30, 1999 and 1998, and 31% and 32% for the six months ended June 30, 1999 and 1998. The Company expects that international sales, which are currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

     GROSS PROFIT Gross profit as a percentage of revenue increased to 62.7% in the quarter ended June 30, 1999 from 62.5% in the quarter ended June 30, 1998. For the six month period ended June 30, 1999 the gross profit rate increased to 62.8% from 60.1% in the corresponding period of 1998. Gross profit for the six month period ended June 30, 1998 was reduced by a one-time charge to cost of sales in the amount of $450,000, undertaken as part of the March 1998 restructuring, to write down certain inventory to its net realizable value. Margin improvements in the quarter and six months ended June 30, 1999 were primarily attributed to improved service margins. This margin improvement was partially offset by an increase in the proportion of lower margin products in the revenue mix of the quarter ended June 30, 1999.

     RESEARCH AND DEVELOPMENT Research and development expenses increased 17% to $4.2 million in the quarter ended June 30, 1999 from $3.6 million in the quarter ended June 30, 1998, representing 25% and 27% of revenue for the periods. For the six months ended June 30, 1999, research and development expenses increased 8% to $8 million from $7.4 million in the corresponding period of 1998, representing 24% and 30% of revenue for the periods. Spending increases in 1999 were attributed to the Company's continuing development and enhancement of its ISDN, ATM, and IP based products and the extension of its multimedia networking technologies to emerging markets. The Company expects to continue to commit substantial resources to research and development in the future.

     SALES AND MARKETING Sales and marketing expenses increased 17% to $3.5 million in the quarter ended June 30, 1999 from $3.0 million in the quarter ended June 30, 1998, representing 21% and 23% of revenue for the periods. For the six months ended June 30, 1999, sales and marketing expenses increased 26% to $7.4 million in 1999 from $5.9 million in the corresponding of 1998, representing 22% and 24% of revenue for the periods. The increase in spending in 1999 is due to an expansion of the Company's sales and marketing personnel and program resources to extend distribution for its products. The Company expects increases in sales and marketing expenses as it addresses broader markets and geographic territories for its products, including the Asia/Pacific region.

     GENERAL AND ADMINISTRATIVE General and administrative expenses increased 4% to $1.3 million in the quarter ended June 30, 1999 from $1.2 million in the quarter ended June 30, 1998, representing 8% and 9% of revenue for the periods. For the six months ended June 30, 1999, general and administrative expenses increased 6% to $2.6 million from $2.4 million in the corresponding period of 1998, representing 8% and 10% of revenue for the periods. The increased spending is primarily attributed to expenditures and associated depreciation related to the Company's new corporate-wide financial accounting, manufacturing, and sales and distribution system.

     NON-RECURRING EXPENSES In March 1998, the Company adopted a plan to restructure certain of its operations to increasingly focus and streamline its product offerings. As a result of these actions, the Company recorded charges of approximately $1,300,000 in the six month period ended June 30, 1998. These one-time charges include $657,000 reported as non-recurring restructuring expenses primarily covering estimated severance costs, $450,000 reported as a cost of sales for various write-downs of excess and obsolete inventory, and $193,000 for certain facilities costs reported as research and development expenses. Approximately $650,000 of the $1,300,000 charge required a cash outlay, all of which was paid as of June 30, 1999.

     INTEREST INCOME, NET Interest income, net, increased to $500,000 in the quarter ended June 30, 1999 from $474,000 in the quarter ended June 30, 1998. Interest income, net, increased to $1,043,000 in the six months ended June 30, 1999 from $939,000 for the same period in 1998. The increases are attributed to an increase in the amount of cash available for investment.

     PROVISION FOR INCOME TAXES The provision for income taxes in the quarter and six month periods ended June 30, 1999 was at a 34% rate. Tax benefits, primarily related to research and development tax credits and interest earned on tax exempt securities, were offset by state and foreign income taxes. For the six months ended June 30, 1998, the income tax rate reflects the non-recognition of tax benefits attributed to the pre-tax loss incurred in the quarter ended March 31, 1998.

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

     In April 1999, the Company amended its patent infringement suit against Accord Telecommunications, Inc., originally filed in November 1998, to include a claim that Accord infringes on a patent for video image playback issued to VideoServer in March 1999. In June 1999 Accord Telecommunications, Inc. filed a counterclaim charging the Company with unfair trade practices under the Lanham Act. The company believes that these claims are without legal merit, and intends to defend them vigorously. Additional information regarding this suit can be found in the Management's Discussion and Analysis section of the Company's 1998 Annual Report to Shareholders.

     In July 1999 the United States District Court for the Federal Circuit upheld the Federal District court's April 1998 verdict that the Datapoint patents in the videoconferencing field are invalid. See Note 10 to the consolidated financial statements included in the Company's 1998 Annual Report for further discussion. The Company is presently assessing the impact, if any, this matter will have on its business.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company has cash, cash equivalents and marketable securities of $53.9 million, including cash generated from operations of approximately $3.6 million in the six month period ended June 30, 1999. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper.

     At June 30, 1999, the Company has available a bank revolving credit facility providing for borrowings up to $7.5 million. Borrowings are limited to a percentage of eligible accounts receivable, and are unsecured. Under this credit facility, the Company is required to maintain certain financial ratios and minimum levels of net worth and profitability, and is prohibited from paying cash dividends without the Bank's consent. No borrowings have been made under this facility.

     The Company believes that its existing cash, cash equivalents and marketable securities, together with cash generated from operations and borrowings available under the Company's credit facility, will be sufficient to meet the Company's cash requirements for the foreseeable future.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders

          On May 12, 1999, at the Company's 1999 Annual Meeting of Stockholders, the Company's stockholders met to consider and vote upon the following three proposals:

          (1) A proposal to elect two Class I directors to hold office for a three-year term and until his/her respective successor has been duly qualified and elected.

          (2) A proposal to approve an amendment to the Employee Stock Purchase Plan, increasing the number of shares available for purchase by 300,000.

          (3) A proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 1999.

          Results with respect to the voting on each of the above proposals were as follows:

          Proposal 1:

               Robert L. Castle

               For -      11,413,636  Withhold Authority -         27,207
               ---   ---------------  ------------------   --------------


               Paul J. Ferri

               For -      11,417,018  Withhold Authority -         23,825
               ---   ---------------  ------------------   --------------

               The terms of office of Khoa D. Nguyen, Steven C. Walske, and William Foster, the remaining members of the Board of Directors of the Company, continued after the meeting.

          Proposal 2:

               8,151,544 Votes For
               -----------------------
               2,820,854 Votes Against
               -----------------------
                 468,445 Abstentions
               -----------------------

          Proposal 3:

               11,428,607 Votes For
               --------------------
                6,506 Votes Against
               --------------------
                5,730 Abstentions
               --------------------

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 10: Amendment No. 1 to Amended and Restated 1994 Non-Employee
                       Director Stock Option Plan

     (b)  Exhibit 27: Financial Data Schedule.

     (c) No reports on Form 8-K were filed during the six-month period ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VIDEOSERVER, INC.


Date:  August 13, 1999                       By: /s/  Stephen J. Nill
                                                --------------------------------
                                                 Stephen J. Nill
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer, Authorized
                                                 Officer)