Form 10-Q
period 1999-09-30
EZENIA INC
filed 1999-11-08
CIK 943894

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

The number of shares outstanding of the registrant's Common Stock as of October 31, 1999 was 13,591,121.

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

         Condensed Consolidated Balance Sheets
           September 30, 1999 and December 31, 1998..........................3

         Condensed Consolidated Statements of Operations
           Three and nine months ended September 30, 1999 and 1998...........4

         Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1999 and 1998.....................5

         Notes to Condensed Consolidated Financial Statements................6

Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................8

PART II. OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Securities Holders..............11

Item 6   Exhibits and Reports on Form 8-K...................................11

         SIGNATURE..........................................................12



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

                                VIDEOSERVER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)


                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     1999             1998
                                                                                 -------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 29,785        $ 23,225
   Marketable securities                                                              24,236          27,381
   Accounts receivable, net of allowances of $1,511 and $1,534 at
     September 30, 1999 and December 31, 1998                                          7,093           7,778
   Inventories                                                                         2,991           3,693
   Deferred income taxes                                                               3,300           3,300
   Other current assets                                                                1,205           1,497
                                                                                    --------        --------
Total current assets                                                                  68,610          66,874

Equipment and improvements, net                                                        5,863           6,616
Deferred income taxes                                                                  4,000           4,000
Other assets, net                                                                      1,925           2,642
                                                                                    --------        --------
Total assets                                                                        $ 80,398        $ 80,132
                                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                 $  2,854        $  3,546
   Accrued expenses                                                                    9,534          11,396
   Deferred revenue                                                                      640           1,045
                                                                                    --------        --------
Total current liabilities                                                             13,028          15,987

Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized; 13,591,121 issued and outstanding at September 30, 1999;
   13,382,206 issued and outstanding at December 31, 1998                                138             134
Capital in excess of par value                                                        58,300          56,720
Retained earnings                                                                      9,017           7,307
Cumulative translation adjustment                                                        (85)            (16)
                                                                                    --------        --------
Total stockholders' equity                                                            67,370          64,145
                                                                                    --------        --------

Total liabilities and stockholders' equity                                          $ 80,398        $ 80,132
                                                                                    ========        ========


                             See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                               1999                1998             1999              1998
                                           ------------        -----------       -----------       ------------
Revenue:
    Product revenue                        $     10,368        $    13,239       $    40,197       $     35,429
   Service revenue                                1,668              1,478             5,233              4,048
                                           ------------        -----------       -----------       ------------
Total revenue                                    12,036             14,717            45,430             39,477
                                           ------------        -----------       -----------       ------------

Cost of revenue
   Cost of product revenue                        3,536              4,422            13,960             12,250
   Cost of service revenue                        1,174              1,055             3,170              3,115
                                           ------------        -----------       -----------       ------------
Total cost of revenue                             4,710              5,477            17,130             15,365
                                           ------------        -----------       -----------       ------------
Gross profit                                      7,326              9,240            28,300             24,112

Operating expenses:
   Research and development                       4,201              3,743            12,174             11,104
   Sales and marketing                            3,895              3,315            11,269              9,189
   General and administrative                     1,357              1,304             3,932              3,736
   Non-recurring expenses                                                                                   657
                                           ------------        -----------       -----------       ------------
Total operating expenses                          9,453              8,362            27,375             24,686
                                           ------------        -----------       -----------       ------------
Income (loss) from operations                    (2,127)               878               925               (574)

Interest income, net                                622                569             1,665              1,508
                                           ------------        -----------       -----------       ------------
Income (loss) before income taxes                (1,505)             1,447             2,590                934
Provision (benefit) for income taxes               (512)               405               880                672
                                           ------------        -----------       -----------       ------------
Net income (loss)                          $       (993)       $     1,042       $     1,710       $        262
                                           ============        ===========       ===========       ============

Net income (loss) per share:
   Basic                                   $      (0.07)       $      0.08       $       .13       $       0.02
   Diluted                                 $      (0.07)       $      0.08       $       .12       $       0.02
Shares used in computing net income
   (loss) per share:
   Basic                                     13,566,000         13,251,000        13,402,000         13,203,000
   Diluted                                   13,566,000         13,538,000        13,763,000         13,500,000



                             See accompanying notes.

                                VIDEOSERVER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1999              1998
                                                                          -----------      --------------
OPERATING ACTIVITIES
Net income                                                                  $  1,710        $    262
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                             2,768           2,769
     Purchased technology write off                                            1,034              --
Changes in operating assets and liabilities:
     Accounts receivable                                                         685             138
     Inventories                                                                 702             311
     Other current assets                                                        292            (528)
     Accounts payable and accrued expenses                                    (2,554)          1,603
     Other current liabilities                                                  (405)            721
                                                                            --------        --------
Net cash provided by operating activities                                      4,232           5,276

INVESTING ACTIVITIES
Purchases of equipment and improvements                                       (1,965)         (3,368)
Proceeds from sale of marketable securities                                    4,760              --
Purchases of marketable securities                                            (1,615)         (6,122)
Increases in other assets                                                       (367)           (388)
                                                                            --------        --------
Net cash provided by (used) in investing activities                              813          (9,878)

FINANCING ACTIVITIES
Repayment of debt                                                                 --            (144)
Net proceeds from stock issued under employee stock benefit plans              1,584           1,221
                                                                            --------        --------
Net cash provided by financing activities                                      1,584           1,077
Effect of exchange rate on cash and cash equivalents                             (69)            (65)

Increase (decrease) in cash and cash equivalents                               6,560          (3,590)
Cash and cash equivalents at beginning of year                                23,225          24,866
                                                                            --------        --------

Cash and cash equivalents at end of period                                  $ 29,785        $ 21,276
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

2.   INVENTORIES

     Inventories consist of:

                                            SEPTEMBER 30,     DECEMBER 31,
      (In thousands)                            1999             1998
                                            -------------     -----------
      Raw materials and subassemblies         $ 2,038          $ 3,188
      Work in process                             648               27
      Finished goods                              305              478
                                            -------------     -----------
                                              $ 2,991          $ 3,693
                                            =============     ===========

3.   NON-RECURRING CHARGES AND CREDITS

In July 1999 the Court of Appeals for the Federal Circuit upheld a Federal District court's previous ruling in Datapoint's patent infringement case with PictureTel Corporation, that products sold by PictureTel, including those manufactured by the Company, do not infringe on any of the Datapoint patents in the videoconferencing field and that the patent claims asserted against PictureTel are invalid. In the opinion of management, this decision makes remote the possibility that the Company would incur any costs associated with these patent claims. As a result, the Company reversed into cost of product revenue an accrual of $1,075,000, which had been established in prior periods, for estimated potential liability associated with this litigation. See Note 10 to the consolidated financial statements included in the Company's 1998 Annual Report to Shareholders for further discussion.

In the quarter ended September 30, 1999, the Company experienced a significant decline in revenue associated with technology purchased as part of the 1997 acquisition of the network access card ("NAC") business unit from Promptus Communications. Concurrently, the Company introduced products using new network access technology to replace the products manufactured utilizing the technology acquired from Promptus Communications. The Company currently estimates the contribution of the acquired NAC technology to the future operating results of the Company will be insignificant. As a result, during the quarter ended September 30, 1999, the Company wrote off, as part of cost of product revenue, approximately $1,034,000 of related unamortized purchased technology.

In March 1998, the Company adopted a plan to restructure certain of its operations to increasingly focus and streamline its product offerings. As a result of these actions, the Company recorded charges of approximately $1,300,000 in the nine months ended September 30, 1998. These one-time charges included $657,000 reported as non-recurring restructuring expenses primarily covering estimated severance costs, $450,000 reported as cost of revenue for various write-downs of excess and obsolete inventory, and $193,000 for certain facilities costs reported as research and development expenses. Approximately $650,000 of the $1,300,000 charge required a cash outlay, all of which was paid as of September 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      REVENUE Revenue decreased 18% to $12.0 million in the quarter ended September 30, 1999 from $14.7 million in the quarter ended September 30, 1998. Revenue increased 15% to $45.4 million in the nine months ended September 30, 1999 from $39.5 million in the nine months ended September 30, 1998. The decrease for the current three month period was primarily driven by a decrease in demand for the Company's ISDN-based products particularly through its major OEM channels and a reduction in revenue generated from its Network Access Card products. The Company believes there may be continued softness in demand for its ISDN-based products in the coming quarters, which may impact overall revenue growth rates. The increase in revenue for the nine month period ended September 30, 1999 over the same period last year was primarily driven by increased revenue from Multimedia Conference Server (MCS) products, including software and hardware upgrades related to new releases of the Company's ISDN products, an increase in revenue from the Company's Encounter family of Internet Protocol
(IP) based products, and increased service revenues. The increase in revenue for the nine month period was impacted by a decrease in revenue from ISDN-based products and Network Access Card products in the quarter ended September 30, 1999

      Revenue from international markets, primarily in Europe, accounted for 29% of revenue for the quarters ended September 30, 1999 and 1998, and 31% and 30% for the nine months ended September 30, 1999 and 1998. The Company expects that international sales, which are currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

      GROSS PROFIT Gross profit as a percentage of revenue decreased to 60.9% in the quarter ended September 30, 1999 from 62.8% in the quarter ended September 30, 1998. Gross profit for the three months ended September 30, 1999 was negatively affected by a $1,034,000 write-off of certain unamortized purchased technology related to the acquisition of the network access card business unit from Promptus Communications, Inc. in 1997. Gross profit was positively affected by the Company's reversal of a $1,075,000 accrual for estimated costs, following the denial of an appeal in July 1999 in the patent litigation as described in
Note 10 to the consolidated financial statements included in the Company's 1998 Annual Report to Shareholders. The net result of these two unrelated and non-recurring items was insignificant to the Company's operating results for the period. See Note 3 to the Company's unaudited condensed consolidated financial statements for the quarter ended September 30, 1999 for further discussion. The decrease in gross profit as a percentage of revenue for the quarter ended September 30, 1999 was a result of the overall revenue decrease and the associated reduced coverage of fixed manufacturing costs and a lower proportion of higher-margin products in the revenue mix. For the nine months ended September 30, 1999 the gross profit rate increased to 62.3% from 61.1% in the corresponding period of 1998. Gross profit for the nine months ended September 30, 1999 increased primarily as a result of improved service margins. Gross profit for the nine month period ended September 30, 1998 was reduced by a one-time charge to cost of sales in the amount of $450,000, undertaken as part of the March 1998 restructuring, to write down certain inventory to its net realizable value.

      RESEARCH AND DEVELOPMENT Research and development expenses increased 12% to $4.2 million in the quarter ended September 30, 1999 from $3.7 million in the quarter ended September 30, 1998, representing 35% and 25% of revenue for the periods. For the nine months ended September 30, 1999, research and development expenses increased 10% to $12.2 million from $11.1 million in the corresponding period of 1998, representing 27% and 28% of revenue for the periods. Spending increases in 1999 were attributed to the Company's continuing development and enhancement of its ISDN, ATM, and IP based products and the extension of its multimedia networking technologies to emerging markets. The Company expects to continue to commit substantial resources to research and development in the future.

      SALES AND MARKETING Sales and marketing expenses increased 17% to $3.9 million in the quarter ended September 30, 1999 from $3.3 million in the quarter ended September 30, 1998, representing 32% and 23% of revenue for the periods. For the nine months ended September 30, 1999, sales and marketing expenses increased 23% to $11.3 million in 1999 from $9.2 million in the corresponding period of 1998, representing 25% and 23% of revenue for the periods. The increase in sales and marketing expenses for the quarter ended September 30, 1999 over the same period of 1998 is primarily attributed to increased marketing spending associated with the launch of the Company's new strategic initiatives, including changing its name to Ezenia!. Additionally, spending increases for the nine month period ended September 30, 1999 are due to an expansion of the Company's sales and marketing personnel and program resources to extend distribution for its products. The increased level of marketing spending related to the Company's new initiatives is expected to continue in Q4 and the first half of 2000. The Company also expects to continue to commit resources to its sales and marketing efforts as it addresses broader markets and geographic territories for its products, including the Asia/Pacific region.

      GENERAL AND ADMINISTRATIVE General and administrative expenses increased 4% to $1.4 million in the quarter ended September 30, 1999 from $1.3 million in the quarter ended September 30, 1998, representing 11% and 9% of revenue for the periods. For the nine months ended September 30, 1999, general and administrative expenses increased 5% to $3.9 million from $3.7 million in the corresponding period of 1998, representing 9% of revenue for the periods. The increased spending is primarily attributed to expenditures and associated depreciation related to the Company's new corporate-wide financial accounting, manufacturing, and sales and distribution system.

      NON-RECURRING EXPENSES In March 1998, the Company adopted a plan to restructure certain of its operations to increasingly focus and streamline its product offerings. As a result of these actions, the Company recorded charges of approximately $1,300,000 in the nine month period ended September 30, 1998. These one-time charges include $657,000 reported as non-recurring restructuring expenses primarily covering estimated severance costs, $450,000 reported as a cost of sales for various write-downs of excess and obsolete inventory, and $193,000 for certain facilities costs reported as research and development expenses. Approximately $650,000 of the $1,300,000 charge required a cash outlay, all of which was paid as of September 30, 1999.

      INTEREST INCOME, NET Interest income, net, increased to $622,000 in the quarter ended September 30, 1999 from $569,000 in the quarter ended September 30, 1998. Interest income, net, increased to $1,665,000 in the nine months ended September 30, 1999 from $1,508,000 for the same period in 1998. The increases are attributed to an increase in the amount of cash available for investment.

      PROVISION FOR INCOME TAXES The benefit for income taxes in the quarter ended September 30, 1999 reflected 34% of the quarterly pre-tax loss. The provision for the nine month period ended September 30, 1999 was also at a 34% rate. Tax benefits, primarily related to research and development tax credits and interest earned on tax exempt securities, were offset by state and foreign income taxes. For the nine months ended September 30, 1998, the income tax rate reflects the non-recognition of tax benefits attributed to the pre-tax loss incurred in the quarter ended March 31, 1998. The income tax rate in future periods may vary based on the Company's profitability levels in the coming quarters. The Company has an asset recorded for deferred income taxes representing the estimated future tax benefits associated with expenses recorded for financial reporting purposes. The realization of this deferred tax asset is subject to certain variables, including future profitability of the Company. In the event a valuation reserve is required in order to reflect the deferred tax asset at its net realizable value, it would be recorded as an additional element of income tax expense in the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999, the Company has cash, cash equivalents and marketable securities of $54 million, including cash generated from operations of approximately $4.2 million in the nine month period ended September 30, 1999. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper.

      At September 30, 1999, the Company has available a bank revolving credit facility providing for borrowings up to $7.5 million. Borrowings are limited to a percentage of eligible accounts receivable, and are unsecured. Under this credit facility, the Company is required to maintain certain financial ratios and minimum levels of net worth and profitability, and is prohibited from paying cash dividends without the Bank's consent. No borrowings have been made under this facility.

      The Company believes that its existing cash, cash equivalents and marketable securities, together with cash generated from operations and borrowings available under the Company's credit facility, will be sufficient to meet the Company's cash requirements for the foreseeable future.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders

          On November 4, 1999, a Special Meeting of the Company's stockholders was held to vote upon a proposal to change the Company's name to Ezenia! Inc.

          Results with respect to the voting on the above proposal were as follows:

                 12,256,869          Votes For
                 ----------
                    210,685          Votes Against
                 ----------
                      5,351          Abstentions
                 ----------


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27:   Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the nine-month period ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VIDEOSERVER, INC.


Date:  November 5, 1999         By: /s/  Gary J. Kraemer
                                    --------------------------------------------
                                    Gary J. Kraemer
                                    Vice President Finance,
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)