Form 10-K
period 1999-12-31
EZENIA INC
filed 2000-03-30
CIK 943894

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-25882

                                  EZENIA! INC.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2000 was $152,206,710 (based on the last reported sale price on the Nasdaq National Market on that date).
     The number of shares outstanding of the registrant's Common Stock as of March 15, 2000 was 13,681,502.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Part II hereof. Portions of the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held May 31, 2000 are incorporated by reference into Part III hereof. With the exception of the portions of such Annual Report to Shareholders and Proxy Statement that are expressly incorporated herein, such Annual Report to Shareholders and Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

                                  EZENIA! INC.
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
                                                        PART I
Item 1.      Business ..............................................................................   3
Item 2.      Description  of  Property .............................................................  14
Item 3.      Legal  Proceedings ....................................................................  14
Item 4.      Submission of Matters to a Vote of Security Holders ...................................  15

                                                        PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters .................  15
Item 6.      Selected  Financial Data ..............................................................  15
Item 7.      Management's  Discussion and Analysis of Financial  Condition and Results of
             Operations ............................................................................  15
Item 7A.     Quatitative and Qualitative Disclosures about Market Risk .............................  15
Item 8.      Financial Statements and Supplementary Data ...........................................  15
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure ............................................................................  15

                                                       PART III

Item 10.     Directors and Executive Officers of the Registrant ....................................  16
Item 11.     Executive  Compensation ...............................................................  16
Item 12.     Security Ownership of Certain Beneficial Owners and Management ........................  16
Item 13.     Certain Relationships and Related Transactions ........................................  16

                                                        PART IV

Item 14.     Exhibits, Financial Statements Schedules and Reports on Form 8-K ......................  17

Signatures   .......................................................................................  19


     This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Company's 1999 Annual Report to Shareholders in the section titled "Other factors which may affect future operations" (which section is hereby incorporated by reference herein). Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                     PART I

ITEM 1. BUSINESS

     Ezenia! Inc. ("Ezenia" or "the Company") is a leading global provider of networked conferencing solutions that enable people in multiple locations to collaborate using any combination of audio, video and data. During 1999 the Company changed its name to Ezenia! Inc. from VideoServer, Inc. Ezenia! connects employees, customers, and partners to each other through reliable, seamless, integrated solutions that are delivered over LANs, WANs, and IP-based networks. The Company's products offer a wide breadth of functionality that includes multipoint networked conferencing, gateway services, conference control, network management and bandwidth management.

     Ezenia! sells its products worldwide through leading resellers, integrators, and remarketers of videoconferencing and networking solutions. Ezenia! also sells directly to providers of conferencing services, including Internet Service Providers (ISPs), telecommunication carriers, Regional Bell Operating Companies (RBOCs), and global PTTs. The Company believes that it was the largest supplier in annual shipments of multimedia conference servers for the past five years.

     In April 1997, the Company acquired the network access card business unit of Promptus Communications, Inc. (Promptus). Network access cards are a critical component of conferencing systems, and Promptus had been a market leader and a major supplier to Ezenia! of these products.

INDUSTRY BACKGROUND

MULTIMEDIA CONFERENCING

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

     In recent years, lower-priced, standards-based products emerged that have expanded the market for videoconferencing systems. Room systems that were once priced in the $100,000 to $200,000 range are now priced as low as $4,000. In addition, competition between network carriers the growth of the Internet, and the deployment of new network technology including ATM, has led to wider availability improved quality and significantly declining costs of network connectivity.

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

     In response to the emerging customer demand for multimedia applications, in February 1996 the ITU extended the T.120 standards for collaborative multimedia conferencing wherein video, audio and data information can be shared between endpoints in a multipoint setting. Microsoft has bundled a standards-based realtime voice, video, and data conferencing package, NetMeetingTM, into its Windows operating system, providing an embedded collaborative capability to millions of PC users. In addition, many companies are offering collaborative desktop applications with optional audio and video capabilities sold through retail computer channels. Fundamental to the architecture of some of these products is the presence of a multimedia conference server to provide the multipoint link and data distribution mechanism among all the endpoints.

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

WEB INTERACTIVITY

     The goal of almost any Web site, whether overtly commercial or ostensibly informational, is to drive customers, members and prospects to that site, and to make the ensuing experience valuable for both the visitor and the host. By adding multimedia interactivity, commercial site sponsors can implement new strategies for developing relationships with their constituents, while exposing them to micro-marketing programs that help promote and sell products and services. Ezenia! products can turn a web site into an interactive community allow user to communicate using rich multimedia tools.

A NEW CLASS OF NETWORK EQUIPMENT

     These trends -- the growth in room systems and desktop videoconferencing, growth in collaborative conferencing, expansion in services offered by carriers, and emerging web interactivity market -- are driving the need for sophisticated, networked multimedia conference servers.

THE EZENIA! SOLUTION

     Ezenia! was founded in 1991 to develop a new generation of networking equipment architected for the videoconferencing market as well as the emerging multimedia collaborative conferencing market. The Ezenia! MCS product line is built on an industry standard hardware and software platform that combines a powerful set of real-time conferencing applications with management tools and network connectivity features that address today's customer requirements and are positioned to meet emerging requirements. These requirements include:

     INTEROPERABILITY. Ezenia!'s Multimedia Conference Servers today provide transparent interoperability among many different kinds of endpoints such as room videoconferencing systems, desktop video terminals, and regular telephones in the same conference, using combinations of voice, video, and data. Similarly, interoperability must be provided between the many different brands of equipment and applications. The technology also must be able to accommodate various encoding algorithms used to compress multimedia information. The Company has expended substantial effort to make its MCS interoperable with the products of virtually all suppliers of standards-based videoconferencing terminals. In many cases this has required subtle accommodations in the MCS for the specific characteristics of each brand of endpoint due to the manufacturer's implementation of the ITU standards and product performance. When different encoding technology is employed in terminals for audio algorithms, the MCS provides the transcoding needed to combine various audio and video sessions in a user friendly manner to each endpoint in the proper algorithm for that endpoint.

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

PRODUCTS

     The Company provides technology advances to its customers through products that incorporate rapid standards deployment, extensive feature content, scalability, network flexibility and interoperability. The Company believes that its technology leadership enables its partners, resellers, and direct customers to rapidly deploy conferencing solutions across a variety of network types. The Company's relationships with its customers also allow it to anticipate market requirements critical to its current and future product development efforts.

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

     Each of these systems may be interconnected to provide support for larger conferences.

     The Ezenia! Series 2000 MCS has an extensive number of available software and hardware features, some of which are listed in the following table.

             APPLICATIONS                            DESCRIPTION
     ----------------------------           -------------------------------

     CONFERENCE SERVICE AND
     ----------------------
     MANAGEMENT
     ----------

     Continuous Presence with             Continuous viewing of multiple
     CollaboRates......................   conference sites
     Asynchronous Transfer Mode........   ATM connected endpoints can connect
                                          directly to the MCS via an ATM network
     Multimedia Conferencing...........   Simultaneous audio visual conferencing
                                          and data conferencing
     Reservation and Scheduling........   Schedule and manage MCS use
     Directory Services................   Database of potential conference
                                          participants and sites
     Chairperson Conference Control....   Management of conference activities by
                                          a nominated conference chairman (eg:
                                          lecturer)
     Security and Password Control.....   Conference password and application
                                          security controls

     Voice Activated Switching.........   Dynamic switching of video
                                          presentation based on current speaker
     Audio Add-on......................   Conferencing for audio-only conferenc
                                          participants
     Operator Attended Conferencing....   Provision for an operator to guide
                                          participants through conference
                                          initiation and provide assistance
                                          during the conference

     NETWORK SERVICES AND
     --------------------
     MANAGEMENT
     ----------

     Outbound Dialing..................   Automatic MCS dial-out capability
     Conference Monitor................   Real-time monitor of conference
                                          activities and status
     Bandwidth Management..............   Bandwidth aggregation using inverse
                                          multiplexing
     Event Management..................   System activity and alarms
                                          applications for network management
     Network Diagnostics...............   Network loop-back and problem
                                          isolation tool kit
     Premise Switching...............     Integrated ISDN switching
                                          functionality

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

ENCOUNTER(TM) FAMILY OF CONFERENCING PRODUCTS

     The Company began shipping the first products in its Encounter family of network servers and gateways in March, 1998, the industry's first business-quality networked conference offerings in the IP arena. The following table lists the principal products in the Encounter family, and the typical target market and application in which each is used.

     MODEL         CAPACITY               TARGET MARKET/APPLICATION

     NetServer      64 users    Network server that enables multipoint,
                                multimedia conferencing for H.323 endpoints and standard telephones

     eCMS           n/a         Web-based management and conference scheduling
                                application

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

NETWORK ACCESS CARDS

     In April 1997, the Company acquired the network access card (NAC) business unit of Promptus Communications, Inc. NACs are an integral component of a videoconferencing solution, providing the technology by which conferencing terminals, or endpoints, and servers connect to either public or private ISDN networks. NAC products are available in two product lines; PC compatible boards known as the Series 1 and Series 2 families and dedicated non-PC modules based on the Brick(TM) form factor. These products provide a standardized physical interface to the host application known as the Multi-Vendor Integration Protocol
(MVIP). and are controlled through a published Application Program Interface
(API).

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

MARKETS AND CUSTOMERS

     Ezenia! markets its products primarily through videoconferencing equipment Original Equipment Manufacturers (OEMs), integrators and remarketers of networking solutions, and directly to service providers. The Company's videoconferencing OEM's generally remarket the Company's products in combination with other videoconferencing endpoint products to resellers or directly to end-users. Integrators and remarketers of networking solutions typically sell the Company's products with other conferencing or communications products as complete solutions to companies of all sizes. Service providers, including public and private telephone carriers, generally offer conferencing services based on the Company's products.

     Videoconferencing equipment suppliers have historically represented the primary market for delivering conferencing equipment to users. The Company has relationships with several of the significant videoconferencing suppliers around the world, including VTEL Corporation, PictureTel Corporation, Tandberg, FVC.COM, VCON, and the leading Japanese manufacturers, including Sony Corporation and Fujitsu Business Communications Systems, Inc.

     Telecommunication service providers have sought to differentiate themselves by offering multimedia conferencing services to customers who desire on-demand conferencing capability without installing their own conference servers. The Company markets its products and services directly to public and private telecommunications service providers, including Interexchange Carriers (IXCs) such as AT&T, MCI, and Sprint, Regional Bell Operating Companies (RBOCs) such as BellSouth and Southwestern Bell, a number of private conferencing service providers in the U.S., international Post Telephone and Telegraph companies
(PTTs) in Europe and Asia, such as British Telecom, Deutsche Telekom, France Telecom, the Chinese MPT, and NTT and to leading Internet Service Providers ("ISPs) such as UUNET.

     As conferencing moves to desktop systems, local area networks ("LANs"), virtual private networks, and the Internet, companies providing computer system and networking equipment, and PBX companies, whose products form the data and telecommunications backbone of the enterprise, are beginning to incorporate conferencing technologies into their product lines. The Company believes these companies view multimedia applications as a strategic technology thrust that will fuel demand for computing resources and network bandwidth. Since late 1993, Intel Corporation and Ezenia! have participated in joint development and marketing of products for the conferencing market. Since 1997, Cisco Systems has incorporated portions of the Company's H.323 software into Cisco's operating system software, and in 1998 the companies together with Intel began joint marketing to large enterprise and service provider accounts who are evaluating the requirements to provision their networks for the deployment of multimedia conferencing.

     The Company's agreements with its customers generally do not include minimum purchase requirements and are non-exclusive. In 1997, PictureTel and VTEL accounted for 34% and 16% of revenue. In 1998, PictureTel and VTEL accounted for 35% and 18% of revenue. In 1999, PictureTel and VTEL accounted for 24% and 25% of revenue. Revenue from international markets accounted for 32% of the Company's revenue for the year ended December 31, 1997, 30% of revenue in 1998, and 27% of revenue in 1999.

     Ezenia! conducts its sales and marketing activities from its principal offices in Burlington, Massachusetts, as well as from four other North American sales locations, its European headquarters in the United Kingdom, and offices recently opened in France, Germany, Australia, and China.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that its future success depends on its ability to continue to enhance and expand its existing products and to develop new products that maintain its technology leadership. Ezenia! has invested, and expects to continue to invest heavily, in the development of products and core technologies. Extensive product development input is obtained from OEM partners, from service providers, from end users, and through the Company's active participation and leadership in industry groups responsible for establishing technical standards such as the ITU and the IETF .

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

     At December 31, 1999, Ezenia!'s research and development staff consisted of 98 employees, principally software engineers. The Company's net research and development expenditures were $17.3 million, $14.9 million and $12.9 million in 1999, 1998 and 1997, representing 30%, 27% and 24% of revenue in those years. Development funding from customers of $464,000 in 1997 was recorded as a reduction of research and development costs in that year. All software development costs have been expensed as incurred because costs eligible for capitalization have not been material to date.

CUSTOMER SUPPORT AND SERVICE

     The Company provides technical support and services to its resellers and direct customers. A high level of continuing service and support is critical to the Company's objective of developing long-term relationships with customers. The Company's resellers offer a broad range of support including installation, maintenance and on-site and headquarters-level technical support of products to their end-user customers. Ezenia! provides a comprehensive service program including problem management, training, diagnostic tools, hardware repair services, software updates and upgrades, and spare parts programs to facilitate and supplement the efforts of the Company's resellers.

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

PROPRIETARY RIGHTS

     The Company holds seven U.S. Patents and has several patent applications pending in the United States and other jurisdictions. In addition, the Company relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its intellectual property rights. The Company believes that, because of the rapid pace of technological change in the data communications and telecommunications industries, the intellectual property protection for its products is only one factor in the Company's success, complementing the knowledge, abilities, and experience of the Company's employees, the frequency of its product enhancements, its relationships with its partners, the effectiveness of its marketing activities, and the timeliness and quality of its support services.

     On November 20, 1988, the Company commenced an action for patent infringement against Accord Networks, Inc. f/k/a Accord Video Telecommunications, Inc. ("Accord") in the United States District Court for the District of Massachusetts. The complaint alleged that Accord was infringing and has infringed and contributed to and induced infringement one of the Company's patents, including by making, using, selling and offering to sell Accord's "MGC" products. The Company has filed subsequent amendments to the complaint, alleging that Accord has infringed on three other patents of the Company and that Accord's affiliate in Israel, Accord Networks, Ltd. f/k/a Accord Telecommunications, Ltd. also infringed on all four of these patents. The underlying technology for these patents enables several fundamental videoconferencing capabilities. The company is seeking damages and injunctive relief.

     Accord has counterclaimed for declaratory judgment that the patents are invalid and unenforceable and that the Company has violated the Lanham Act, interfered with Accord's contractual and prospective business advantage and defamed and disparaged Accord and its products. In its counterclaim, Accord is seeking unspecified damages, costs and injunctive relief. The Company intends to vigorously defend against Accord's counterclaim.

EMPLOYEES

     At December 31, 1999, the Company employed a total of 233 persons, including 98 in research and development, 70 in sales, marketing and customer support, 34 in manufacturing, and 31 in finance and administration. Thirty-one of the Company's employees were located internationally and the remainder were located in the United States. None of the Company's employees are represented by a labor organization and the Company believes that its relations with employees are good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are:

     Name                  Age  Position
     ----                  ---  --------
     Khoa D. Nguyen ...... 46   Chairman, Chief Executive Officer, and President
     Stephen G. Bassett .. 52   Chief Financial Officer, Treasurer, and
                                Secretary
     Steven M. Chomicz ... 47   Vice President of World Wide Sales
     Stephen P. Cummings . 49   Vice President of Research & Development
     Dane A. Donaldson ... 53   Vice President of World Wide Customer Service
                                and Support
     Richard J. Moulds ... 36   Vice President, Business Strategy
     Edward C. Wade ...... 63   Vice President of Manufacturing

--------------------

     Khoa Nguyen was named Chairman of the Board of Directors in March 2000, has served as President and CEO of the Company since April 1998 and has served as a Director since December 1997. Previously he had been Executive Vice President and Chief Operating Officer since September 1997. Prior to joining the Company,

Mr. Nguyen was employed at PictureTel Corporation, a videoconferencing company, where he served as Vice President of Engineering from January 1993 to February 1994, and as Chief Technology Officer and General Manager of the Group Systems and Networking Products divisions from February 1994 to August 1996. From August 1991 to December 1992, he was Vice President of Engineering at VTEL Corporation, a videoconferencing company, and has also held various engineering management positions with International Business Machines, a computer manufacturer.

     Stephen G. Bassett joined Ezenia! in January 2000 as its Chief Financial Officer, Treasurer, and Secretary. Prior to joining the Company, Mr. Bassett was employed as an independent financial consultant from May 1996 to December 1999. From October 1981 to May 1996, he served as an Audit Partner with Ernst & Young LLP and from June 1969 to October 1981 held other various financial positions with Ernst & Young LLP, an accounting firm.

     Steven M. Chomicz joined Ezenia! in March 2000 as its Vice President, World Wide Sales. Prior to joining the Company, Mr. Chomicz was employed at MailWorkZ.com, an Internet software company, where he served as Vice President, Sales & Marketing from January 1998 to December 1998, and as President and CEO from December 1998 to November 1999. From August 1979 to January 1998, Mr. Chomicz held various sales positions at Coulter Electronics, Inc., a medical electronics company.

     Stephen P. Cummings has served as Vice President of Research & Development since April 1999. Prior to joining the Company, Mr. Cummings was employed at ClearOne, a multimedia communications company, where he served as CEO from April 1998 to April 1999. From May 1994 to October 1997, he was Vice President of Group Systems Engineering at PictureTel Corporation, a videoconferencing company. Mr. Cummings also held various technical and engineering management positions with International Business Machines from June 1977 to April 1994, a computer manufacturer.

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

     Richard J. Moulds was named Vice President of Business Strategy in February 2000. Previously, Mr. Moulds had served as Vice President of Marketing and the Connections Business Unit from January 1999 to February 2000, Vice President of Network Access Card business unit April 1997 to January 1999, and Director of Business Development from August 1996 to April 1997. Prior to joining the Company, he was employed with GPT Limited, a manufacturer of telecommunications products including videoconferencing equipment, as Marketing Manager for the Visual Communications division from June 1992 to July 1996, and before that as a Product Marketing Manager and Senior Design Engineer.

     Edward C. Wade has served as Vice President of Operations since October 1997. He served at PictureTel Corporation, a video conferencing company, as Dirctor of Manufacturing for the Group & Network Systems Divisions from March 1991 until October 1997. From July 1988 until March 1991, he served as Vice President of Materials Management for Symbol Technologies, a supplier of hand held terminals and bar code scanning devices. Previously, Mr. Wade held various manufacturing and materials management positions for Polaroid Corporation, a manufacturer of commercial and industrial instant photographic and digital imaging devices.

     Officers are elected on an annual basis to serve at the discretion of the Board of Directors.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's corporate office and principal research, development, and manufacturing facility is located in Burlington, Massachusetts, in a 60,000 square foot facility. The Company also has a 12,000 square foot development facility located in Middletown, Rhode Island and a 3,000 square foot development facility located in Marlboro, Massachusetts, all of which the company leases under agreements that expire in February 2001.

     The Company's European headquarters is located in a 6,500 square foot facility in Wokingham, Berkshire, United Kingdom, which the company leases under a five year agreement expiring in February 2005 and is utilized principally for sales, marketing, customer service and development activities. The company also has sales/service offices, located in Herndon, Virginia; Roswell, Georgia (currently sub-leased); Sydney, Australia; Beijing, China; and Munich, Germany, all of which are leased on a short term basis.

     The Company believes its existing facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     On November 20, 1988, the Company commenced an action for patent infringement against Accord Networks, Inc. f/k/a Accord Video Telecommunications, Inc. ("Accord") in the United States District Court for the District of Massachusetts. The complaint alleged that Accord was infringing and has infringed and contributed to and induced infringement one of the Company's patents, including by making, using, selling and offering to sell Accord's "MGC" products. The Company has filed subsequent amendments to the complaint, alleging that Accord has infringed on three other patents of the Company and that Accord's affiliate in Israel, Accord Networks, Ltd. f/k/a Accord Telecommunications, Ltd. also infringed on all four of these patents. The underlying technology for these patents enables several fundamental videoconferencing capabilities. The company is seeking damages and injunctive relief.

     Accord has counterclaimed for declaratory judgment that the patents are invalid and unenforceable and that the Company has violated the Lanham Act, interfered with Accord's contractual and prospective business advantage and defamed and disparaged Accord and its products. In its counterclaim, Accord is seeking unspecified damages, costs and injunctive relief. The Company intends to vigorously defend against Accord's counterclaim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this item may be found in the section captioned "Quarterly Financial Information (unaudited)" appearing in the 1999 Annual Report to Shareholders, and is incorporated herein by reference.(1)

     As of March 15, 2000, the Company had approximately 126 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms. The Company has not paid dividends on its Common Stock. The Company anticipates it will continue to reinvest earnings to finance future growth, and therefore, does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item may be found in the section captioned "Financial Highlights" appearing in the 1999 Annual Report to Shareholders, and is incorporated herein by reference.(1)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information required by this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1999 Annual Report to Shareholders, and is incorporated herein by reference.(1)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1999 Annual Report to Shareholders, and is incorporated herein by reference.(1)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information with respect to this item may be found in the Financial Section of the 1999 Annual Report to Shareholders on pages 17 through 30, and is incorporated herein by reference.(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

--------------------------------------------------------------------------------
     (1) The Company's 1999 Annual Report to Shareholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned "Proposal No. 1 - Election of Directors" and "Section 16(a) - Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 31, 2000. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned "Executive Officers of the Registrant" in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required with respect to this item may be found in the sections captioned "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 31, 2000. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 31, 2000. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 31, 2000. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

(a) DOCUMENTS FILED AS PART OF FORM 10-K

1.   CONSOLIDATED FINANCIAL STATEMENTS.

     The following consolidated financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

     *    Consolidated Balance Sheets as of December 31, 1998 and 1999
     * Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999
     * Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999
     * Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999
     *    Notes to Consolidated Financial Statements
     *    Quarterly Financial Information (unaudited)
     *    Report of Independent Auditors

2.   FINANCIAL STATEMENT SCHEDULE.

     *    Schedule II - Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

3.   List of Exhibits.

     Exhibit
     Number       Description of Exhibit
     -----------------------------------

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

     10.17**      Lease for 63 Third Avenue, Burlington, MA dated as of March 1,
                  1996 between the Registrant and the
                  Trustees of Building #27 Associates.
     10.18***     Asset Purchase Agreement by and between Ezenia! Inc. and
                  subsidiaries, and Promptus Communications,
                  Inc., dated March 25, 1997.
     10.19****    Employment Agreement dated January 22, 1998 between the
                  Registrant and Khoa D. Nguyen
     13.1         Financial Section of the 1999 Annual Report to Shareholders,
                  page ii and pages 13 through 30.
     21.1         Subsidiaries of the Registrant.
     23.1         Consent of Ernst & Young LLP.
     27.1         Financial Data Schedule


(Note: The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt of the Company or any of its subsidiaries which is not filed herewith or listed herein since it relates to outstanding debt in an amount not greater than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.)

     * Incorporated by reference from the Company's Registration Statement on Form S-1.
     ** Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
     *** Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on May 13, 1997.
     **** Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

(b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EZENIA! INC.

                                        /s/ Khoa D. Nguyen
                                        ----------------------------------
                                        Khoa D. Nguyen
                                        Chairman, Chief Executive Officer, and
                                        President (Principal Executive Officer)
                                        Date: March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                 DATE
---------                  -----                                 ----

/s/ Khoa D. Nguyen         Chairman, Chief Executive Officer,    March 27, 2000
-----------------------
Khoa D. Nguyen             (Principal Executive Officer),
                           and President

/s/ Stephen G. Bassett     Chief Financial Officer               March 27, 2000
-----------------------
Stephen G. Bassett         (Principal Financial
                           and Accounting Officer)

                           Director
-----------------------
William E. Foster

/s/ John F. Keane, Jr.     Director                              March 27, 2000
-----------------------
John F. Keane, Jr.


                           Director
-----------------------
John A. McMullen

/s/ Roy G. Perry           Director                              March 27, 2000
-----------------------
Roy G. Perry

EZENIA! INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A - Description              Column B          Column C - Additions          Column D        Column E
----------------------              --------          --------------------          ---------       --------

                                                                                  Deductions -
                                   Balance At       Charged to     Charged to     Uncollectible     Balance at
                                   Beginning Of     Costs and      Other          Accounts          End of
Accounts Receivable Allowances     Period           Expenses       Accounts       Written Off       Period
------------------------------     ------           --------       --------       -----------       ------
  Year Ended December 31, 1999      $1,534,311        $    --       $  7,460        $(23,592)       $1,518,179

  Year Ended December 31, 1998       1,338,311          5,000        191,000            -            1,534,311

  Year Ended December 31, 1997       1,077,453         58,939        201,919            -            1,338,311