Form 10-Q
period 2000-03-31
EZENIA INC
filed 2000-05-12
CIK 943894

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-25882

                                   -----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of April 28, 2000 was 13,694,105.
================================================================================

                                  EZENIA! INC.

                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I.    FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets March 31, 2000 and December 31, 1999.............   3

           Condensed Consolidated Statements of Operations Three months ended March 31, 2000
           and 1999...............................................................................   4

           Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2000
           and 1999...............................................................................   5

           Notes to Condensed Consolidated Financial Statements...................................   6

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations..   8

Item 3     Quantitative and Qualitative Disclosures About Market Risk.............................  10

PART II.   OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K.......................................................  11

           SIGNATURE..............................................................................  12

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Company's 1999 Annual Report to Shareholders in the section titled "Other factors which may affect future operations" (which section is incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1999). Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                  EZENIA! INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                                                                MARCH 31,             DECEMBER 31,
                                                                                  2000                   1999
                                                                                ---------             ------------
ASSETS
Current assets
   Cash and cash equivalents                                                     $34,688                $35,095
   Marketable securities                                                          15,593                 17,985
   Accounts receivable, less allowances of $1,518                                  6,191                  6,800
   Inventories                                                                     3,318                  2,610
   Deferred income taxes                                                               0                  3,733
   Other current assets                                                            1,354                  1,183
                                                                                 -------                -------
Total current assets                                                              61,144                 67,406

Equipment and improvements, net of accumulated depreciation                        7,019                  6,461
Deferred income taxes                                                                  0                  4,047
Other assets, net                                                                  1,786                  1,824
                                                                                 -------                -------
                                                                                 $69,949                $79,738
                                                                                 =======                =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                             $  6,363                $ 4,750
   Accrued expenses                                                                7,449                  7,595
   Deferred revenue                                                                  845                    603
                                                                                 -------                -------
Total current liabilities                                                         14,657                 12,948




Stockholders' equity
  Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
  Common stock, $.01 par value, 40,000,000 shares authorized;
   13,690,448 issued and outstanding at March 31, 2000;
   13,588,505 issued and outstanding at December 31, 1999                            137                    136
  Capital in excess of par value                                                  58,952                 58,483
  Retained earnings (deficit)                                                     (3,460)                 8,441
  Accumulated other comprehensive loss                                              (337)                  (270)
                                                                                 -------                -------
                                                                                  55,292                 66,790
                                                                                 -------                -------
                                                                                 $69,949                $79,738
                                                                                 =======                =======

                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                             -----------------------------
                                                                                2000               1999
                                                                             ----------         ----------
Revenues
   Product revenue                                                              $ 8,056            $14,820
   Service revenue                                                                1,111              1,742
                                                                             ----------         ----------
                                                                                  9,167             16,562
                                                                             ----------         ----------

Cost of revenues
   Cost of product revenue                                                        3,408              5,163
   Cost of service revenue                                                        1,024                983
                                                                             ----------         ----------
                                                                                  4,432              6,146
                                                                             ----------         ----------
Gross profit                                                                      4,735             10,416

Operating expenses
   Research and development                                                       5,070              3,799
   Sales and marketing                                                            3,169              3,831
   General and administrative                                                     1,205              1,311
                                                                             ----------         ----------
Total operating expenses                                                          9,444              8,941
                                                                             ----------         ----------
Income (loss) from operations                                                    (4,709)             1,475

Interest income, net                                                                622                543
                                                                             ----------         ----------
Income (loss) before income taxes                                                (4,087)             2,018
Income taxes                                                                      7,814                686
                                                                             ----------         ----------
Net income (loss)                                                              ($11,901)           $ 1,332
                                                                             ==========         ==========
Net income (loss) per share:
   Basic                                                                        ($0.87)             $0.10
   Diluted                                                                      ($0.87)             $0.10
Weighted average common shares
   Basic                                                                     13,645,625         13,434,000
   Diluted                                                                   13,645,625         13,913,000

                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ----------------------------
                                                                                     2000                 1999
                                                                                    -------              -------
OPERATING ACTIVITIES
Net income (loss)                                                                  ($11,901)             $ 1,332
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                      948                  895
     Deferred income taxes                                                            7,780                   --
     Changes in operating assets and liabilities:
         Accounts receivable                                                            609               (1,285)
         Inventories                                                                   (708)               1,084
         Other current assets                                                          (170)                 (79)
         Accounts payable and accrued expenses                                        1,468                 (626)
         Other current liabilities                                                      242                  227
                                                                                    -------              -------
Net cash provided by (used for) operating activities                                 (1,732)               1,548

INVESTING ACTIVITIES

Purchases of equipment and improvements                                              (1,451)                (246)
Changes in marketable securities, net                                                 2,392                4,036
Increases in other assets                                                               (18)                (206)
                                                                                    -------              -------
Net cash provided by  investing activities                                              923                3,584

FINANCING ACTIVITIES
Net proceeds from stock issued under employee stock benefit plans                       470                  667
                                                                                    -------              -------
Net cash provided by financing activities                                               470                  667
Effect of exchange rate on cash and cash equivalents                                    (68)                 (16)
Increase (decrease) in cash and cash equivalents                                       (407)               5,783
Cash and cash equivalents at beginning of year                                       35,095               23,225
                                                                                    -------              -------
Cash and cash equivalents at end of period                                          $34,688              $29,008
                                                                                    =======              =======

                             See accompanying notes.

                                   EZENIA! INC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, except for the deferred tax allowance (See
Note 3 of the Notes to Condensed Consolidated Financial Statements), necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1999 Annual Report to Shareholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.  INVENTORIES

    Inventories consist of:

                                                               MARCH 31,               DECEMBER 31,
       (In thousands)                                            2000                     1999
                                                               ---------               ------------
       Raw materials and subassemblies                          $2,240                   $1,790
       Work in process                                             708                      565
       Finished goods                                              370                      255
                                                                ------                   ------
                                                                $3,318                   $2,610
                                                                ======                   ======

3.  INCOME TAXES

The Company has reported operating losses for three successive quarters due in part to the transition to IP (Internet Protocol) and internet-based products from its traditional videoconferencing business. In light of these reported losses for the quarter ended March 31, 2000 and the resulting lack of further recoverability of tax benefits in the allowable carryback period, the Company recorded a valuation allowance of approximately $7.8 million to reduce the carrying value of deferred tax assets to zero.

4.  LEGAL PROCEEDINGS

On November 20, 1998, the Company commenced an action for patent infringement against Accord Networks, Inc. f/k/a Accord Video Telecommunications, Inc. ("Accord") in the United States District Court for the District of Massachusetts. The complaint alleged that Accord was infringing and has infringed and contributed to and induced infringement of one of the Company's patents, including by making, using, selling and offering to sell Accord's "MGC" products. The Company has filed subsequent amendments to the complaint, alleging that Accord has infringed on three other patents of the Company and that Accord's affiliate in Israel, Accord Networks, Ltd. f/k/a Accord Telecommunications, Ltd. also infringed on all four of these patents. The underlying technology for these patents enables several fundamental videoconferencing capabilities. The Company is seeking damages and injunctive relief.

Accord has counterclaimed for declaratory judgement that the patents are invalid and unenforceable and that the Company has violated the Lanham Act, interfered with Accord's contractual and prospective business advantage and defamed and disparaged Accord and its products. In its counterclaim, Accord is seeking unspecified damages, costs, and injunctive relief. The Company intends to vigorously defend against Accord's counterclaim.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      REVENUE Revenue decreased to $9.2 million for the quarter ended March 31, 2000 from $16.6 million reported for the quarter ended March 31, 1999. The decrease in revenue was principally related to a significant decline in sales of ISDN products and related service revenues as the videoconferencing market continues to weaken. In particular, sales of ISDN products and related services to PictureTel Corporation and VTEL Corporation (which customers accounted for 24% and 25% of the Company's revenue in 1999) were significantly lower than in quarters ending March 31, 1999 and December 31, 1999.

      Revenues from IP (Internet Protocol) based products also decreased during the quarter. This decrease was caused principally by a delay to March 24, 2000 in final product release of the Encounter 3000, the second generation of the Company's IP products.

           Revenue from international markets, primarily in Europe, accounted for approximately 36% and 32% of revenue for the quarters ended March 31, 2000 and 1999 respectively. The Company expects that revenue from international markets, which is currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

      GROSS PROFIT Gross profit as a percentage of revenue was 51.7% for the quarter ended March 31, 2000 as compared to 62.9% for the quarter ended March 31, 1999. Reduction in margin for the quarter ended March 31, 2000 was primarily attributable to the overall decrease in revenues and the related disproportionate effect of fixed manufacturing and service costs included in cost of revenues.

      RESEARCH AND DEVELOPMENT Research and development expenses increased to $5.1 million for the quarter ended March 31, 2000 from $3.8 million for the quarter ended March 31, 1999. The Company's spending increases were primarily attributable to development of its IP and internet products. The Company expects to continue to commit substantial resources to research and development in the future.

      SALES AND MARKETING Sales and marketing expenses decreased to $3.2 million for the quarter ended March 31, 2000 from $3.8 million for the quarter ended March 31, 1999. The decreased spending was primarily due to the current transition of sales and marketing personnel from an ISDN product focus to a concentration on IP and internet products. The Company expects to significantly increase sales and marketing spending in the future as it broadens its channels of distribution and continues to emphasize development of the market for IP and internet-based products.

      GENERAL AND ADMINISTRATIVE General and administrative expenses decreased to $1.2 million for the quarter ended March 31, 2000 from $1.3 million for the quarter ended March 31, 1999. The decreased spending is primarily attributed to reduction of expenditures related to the Company's corporate-wide financial accounting, manufacturing, and sales and distribution system, which was implemented during 1999.

      INTEREST INCOME, NET Interest income, net, increased to approximately $622,000 in the quarter ended March 31, 2000, from approximately $543,000 in the quarter ended March 31, 1999. The increase was due to an increase in the amount of cash available for investment and slightly higher rates of return on investments.

      PROVISION FOR INCOME TAXES Provision for income taxes for the quarter ended March 31, 2000 consists principally of a valuation allowance recorded during the quarter to reduce the carrying value of deferred tax assets to zero. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

      OTHER FACTORS WHICH MAY AFFECT FUTURE OPERATIONS There are a number of business factors which singularly or combined may affect the Company's future operating results. Some of them, including dependence on major customers (one of which, PictureTel Corporation, has recently reported that it is currently experiencing financial difficulties), market growth and the risks and uncertainties related to an evolving market, rapid technological change, competition, variability of quarterly results, protection of proprietary technology, retention of key employees, and uncertainties regarding patents have been outlined in the Company's 1999 Annual Report to Shareholders, incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      On November 20, 1998, the Company commenced an action for patent infringement against Accord Networks, Inc. f/k/a Accord Video Telecommunications, Inc. ("Accord") in the United States District Court for the District of Massachusetts. The complaint alleged that Accord was infringing and has infringed and contributed to and induced infringement of one of the Company's patents, including by making, using, selling and offering to sell Accord's "MGC" products. The Company has filed subsequent amendments to the complaint, alleging that Accord has infringed on three other patents of the Company and that Accord's affiliate in Israel, Accord Networks, Ltd. f/k/a Accord Telecommunications, Ltd. also infringed on all four of these patents. The underlying technology for these patents enables several fundamental videoconferencing capabilities. The Company is seeking damages and injunctive relief.

      Accord has counterclaimed for declaratory judgement that the patents are invalid and unenforceable and that the Company has violated the Lanham Act, interfered with Accord's contractual and prospective business advantage and defamed and disparaged Accord and its products. In its counterclaim, Accord is seeking unspecified damages, costs, and injunctive relief. The Company intends to vigorously defend against Accord's counterclaim.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, the Company has cash, cash equivalents and marketable securities of approximately $50.3 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper. The Company believes that its existing cash, cash equivalents and marketable securities, together with cash generated from operations will be sufficient to meet the Company's cash requirements for the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, the Company has not utilized derivative financial instruments or derivative commodity instruments. The Company invests cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper, and short-term money market funds. These investments are subject to minimal credit and market risk and the Company has no debt. Therefore, the Company believes the market risks associated with these financial instruments are immaterial.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibit 27:  Financial Data Schedule.

      (b) No reports on Form 8-K were filed during the three-month period ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EZENIA! INC.


Date: May 12, 2000                 By:    /s/  Stephen G. Bassett
                                       -----------------------------------------
                                           Stephen G. Bassett
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer, Authorized Officer)