Form 10-Q
period 2000-06-30
EZENIA INC
filed 2000-08-04
CIK 943894

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the registrant's Common Stock as of July 31, 2000 was 13,694,542.

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

           Condensed Consolidated Balance Sheets
             June 30, 2000 and December 31, 1999............................................3

           Condensed Consolidated Statements of Operations
             Three months and six months ended June 30, 2000 and 1999.......................4

           Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 2000 and 1999........................................5

           Notes to Condensed Consolidated Financial Statements.............................6

ITEM 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................7

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk.......................9

PART II.   OTHER INFORMATION

ITEM 4     Submission of Matters to a Vote of Securities Holders...........................10

ITEM 6     Exhibits and Reports on Form 8K.................................................11

SIGNATURE..................................................................................12

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

                                  EZENIA! INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                                                        JUNE 30,   DECEMBER 31,
                                                                         2000         1999
                                                                       --------      --------

ASSETS
Current assets
   Cash and cash equivalents                                           $ 30,280      $ 35,095
   Marketable securities                                                 14,771        17,985
   Accounts receivable, less allowances of  $1,268 and $1,518 at          3,883         6,800
     June 30, 2000 and December 31, 1999, respectively
   Inventories                                                            4,618         2,610
   Deferred income taxes                                                                3,733
   Litigation settlement receivable                                       6,000
   Other current assets                                                   1,384         1,183
                                                                       --------      --------
Total current assets                                                     60,936        67,406

Equipment and improvements, net of accumulated depreciation               6,944         6,461
Deferred income taxes                                                                   4,047
Other assets, net                                                         1,716         1,824
                                                                       --------      --------

                                                                       $ 69,596      $ 79,738
                                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                    $  5,499      $  4,750
   Accrued expenses                                                       7,655         7,595
   Deferred revenue                                                         813           603
                                                                       --------      --------
Total current liabilities                                                13,967        12,948

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized;
   13,694,542 issued and outstanding at June 30, 2000;
   13,588,505 issued and outstanding at December 31, 1999                   137           136
Capital in excess of par value                                           59,123        58,483
Retained earnings (deficit)                                              (3,277)        8,441
Accumulated other comprehensive loss                                       (354)         (270)
                                                                       --------      --------
                                                                         55,629        66,790
                                                                       --------      --------

                                                                       $ 69,596      $ 79,738
                                                                       ========      ========

                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                          2000         1999         2000          1999
                                        --------      -------     --------      -------

Revenue
   Product revenue                      $  6,292      $15,009     $ 14,348      $29,829
   Service revenue                           985        1,823        2,096        3,565
                                        --------      -------     --------      -------
                                           7,277       16,832       16,444       33,394

Cost of revenue
   Cost of product revenue                 2,897        5,261        6,305       10,424
   Cost of service revenue                   898        1,013        1,922        1,996
                                        --------      -------     --------      -------
                                           3,795        6,274        8,227       12,420
                                        --------      -------     --------      -------
Gross profit                               3,482       10,558        8,217       20,974

Operating expenses
   Research and development                5,045        4,174       10,115        7,973
   Sales and marketing                     3,244        3,543        6,413        7,374
   General and administrative              1,150        1,264        2,355        2,575
                                        --------      -------     --------      -------
Total operating expenses                   9,439        8,981       18,883       17,922
                                        --------      -------     --------      -------

Income (loss) from operations             (5,957)       1,577      (10,666)       3,052

Interest income, net                         642          500        1,264        1,043
Litigation settlement                      6,500                     6,500
                                        --------      -------     --------      -------

Income (loss) before income taxes          1,185        2,077       (2,902)       4,095
Income taxes                               1,002          706        8,816        1,392
                                        --------      -------     --------      -------

Net income (loss)                       $    183      $ 1,371     ($11,718)     $ 2,703
                                        ========      =======     ========      =======

Net income (loss) per share:
   Basic                                $   0.01      $  0.10     ($  0.86)     $  0.20
   Diluted                              $   0.01      $  0.10     ($  0.86)     $  0.20
Shares used in computing net income
   (loss) per share:
   Basic                              13,693,980   13,501,000   13,668,893   13,394,000
   Diluted                            13,711,701   13,933,000   13,668,893   13,849,000

                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                               2000          1999
                                                                             --------      --------
OPERATING ACTIVITIES
Net income (loss)                                                            ($11,718)     $  2,703
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization                                              1,876         1,776
     Deferred income taxes                                                      7,780
     Changes in operating assets and liabilities:
     Accounts receivable                                                        2,917        (2,036)
     Inventories                                                               (2,008)        1,301
     Litigation settlement receivable                                          (6,000)
     Other current assets                                                        (201)          184
     Accounts payable and accrued expenses                                        809          (245)
     Other current liabilities                                                    210           (34)
                                                                             --------      --------
Net cash provided by (used for) operating activities                           (6,335)        3,649

INVESTING ACTIVITIES
Purchases of equipment and improvements                                        (2,245)       (1,189)
Changes in marketable securities, net                                           3,214         4,760
Increases in other assets                                                          (6)         (168)
                                                                             --------      --------
Net cash provided by investing activities                                         963         3,403

FINANCING ACTIVITIES
Net proceeds from stock issued under employee stock benefit plans                 641         1,088
                                                                             --------      --------
Net cash provided by financing activities                                         641         1,088
Effect of exchange rate on cash and cash equivalents                              (84)          (44)
                                                                             --------      --------
Increase (decrease) in cash and cash equivalents                               (4,815)        8,096
Cash and cash equivalents at beginning of year                                 35,095        23,225
                                                                             --------      --------

Cash and cash equivalents at end of period                                   $ 30,280      $ 31,321
                                                                             ========      ========


                             See accompanying notes.

                                   EZENIA! INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments, consisting only of normal recurring adjustments, except for provision for foreign withholding taxes and deferred tax allowance (See Note 3 of the Notes to Condensed Consolidated Financial Statements), necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1999 Annual Report to Shareholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.  INVENTORIES

    Inventories consist of:

                                                JUNE 30,            DECEMBER 31,
       (In thousands)                             2000                  1999
                                              -------------        --------------
       Raw materials and subassemblies             $3,066             $1,790
       Work in process                                961                565
       Finished goods                                 591                255
                                              -------------        --------------
                                                   $4,618             $2,610
                                              =============        ==============

3.  INCOME TAXES

In the second quarter of the year ending December 31, 2000, the Company recorded a provision for income taxes of $975,000 representing an estimate of foreign withholding taxes related to the litigation settlement with Accord Networks, Inc. f/k/a Accord Video Telecommunications, Inc. Due to reported losses for the quarter ended March 31, 2000 and the lack of further recoverability of tax benefits in the allowable carryback period, the Company recorded a valuation allowance of approximately $7.8 million to reduce the carrying value of deferred tax assets to zero.

4.  LEGAL PROCEEDINGS

On June 16, 2000, the Company settled its patent infringement suit against Accord Networks, Inc. f/k/a Accord Video Telecommunications, Inc. ("Accord") in the United States District Court for the District of Massachusetts. The settlement agreement, among other things, provided that the Company receive $6,500,000 in return for a covenant not to sue with respect to the patents that were the subject of the litigation. The Company received $500,000 at the time the agreement was signed and will receive $6,000,000 after certain tax matters related to the settlement are resolved with tax authorities in Israel.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      REVENUE Revenue decreased to $7.3 million for the quarter ended June 30, 2000 from $16.8 million reported for the quarter ended June 30, 1999. Revenue decreased to $16.4 million in the six months ended June 30, 1999 compared to $33.4 million for the six months ended June 30, 1999. The decrease in revenue was principally related to a significant decline in sales of ISDN products and related service revenues as the videoconferencing market continues to weaken. In particular, sales of ISDN products and related services to PictureTel Corporation and VTEL Corporation (which customers accounted for 24% and 25% of the Company's revenue in 1999) were significantly lower than in the three and six month periods ended June 30, 1999.

           Revenue from international markets, primarily in Europe, accounted for approximately 40% and 30% of revenue for the quarters ended June 30, 2000 and 1999 respectively, and 38% and 31% for the six months ended June 30, 2000 and 1999. The Company expects that revenue from international markets, which is currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

      GROSS PROFIT Gross profit as a percentage of revenue was 47.8% for the quarter ended June 30, 2000 as compared to 62.7% for the quarter ended June 30, 1999. For the six months ended June 30, 2000, gross profit was 50.0% compared to 62.8% in the corresponding period of 1999. Reduction in margin for the quarter and six months ended June 30, 2000 was primarily attributable to the overall decrease in revenues and the related disproportionate effect of fixed manufacturing and service costs included in cost of revenues.

      RESEARCH AND DEVELOPMENT Research and development expenses increased to $5.0 million for the quarter ended June 30, 2000 from $4.2 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, research and development expenses were $10.1 million compared to $8.0 million in the corresponding period of 1999. The Company's spending increases were primarily attributable to development of its IP and internet products. The Company expects to continue to commit substantial resources to research and development in the future.

      SALES AND MARKETING Sales and marketing expenses decreased to $3.2 million for the quarter ended June 30, 2000 from $3.5 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, sales and marketing expenses were $6.4 million compared to $7.4 million in the corresponding period of 1999. The decreased spending was primarily due to the current transition of sales and marketing personnel from an ISDN product focus to a concentration on IP and internet products. The Company expects to significantly increase sales and marketing spending in the future as it broadens its channels of distribution and continues to emphasize development of the market for IP and internet-based products.

      GENERAL AND ADMINISTRATIVE General and administrative expenses decreased to $1.2 million for the quarter ended June 30, 2000 from $1.3 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expenses were $2.4 million compared to $2.6 million for the corresponding period of 1999. The decreased spending is primarily attributed to reduction of expenditures related to the Company's corporate-wide financial accounting, manufacturing, and sales and distribution system, which was implemented during 1999.

      INTEREST INCOME, NET Interest income, net, increased to approximately $642,000 in the quarter ended June 30, 2000, from approximately $500,000 in the quarter ended June 30, 1999. For the six months ended June 30, 2000, interest income, net was $1,264,000 compared to $1,043,000 for the corresponding period of 1999. The increase was due to slightly higher rates of return on investments.

      PROVISION FOR INCOME TAXES Provision for income taxes for the quarter ended June 30, 2000 consists principally of an estimate of $975,000 for foreign withholding taxes related to the litigation settlement with Accord. Provision for income taxes for the six months ended June 30, 2000, in addition to the withholding tax on the litigation settlement, consists principally of a valuation allowance recorded during the quarter ended March 31, 2000 to reduce the carrying value of deferred tax assets to zero. (See
Note 3 of Notes to Condensed Consolidated Financial Statements.)

      OTHER FACTORS WHICH MAY AFFECT FUTURE OPERATIONS There are a number of business factors which singularly or combined may affect the Company's future operating results. Some of them, including dependence on major customers (one of which, PictureTel Corporation, earlier in the year 2000 reported that it is experiencing financial difficulties), market growth and the risks and uncertainties related to an evolving market, rapid technological change, competition, variability of quarterly results, protection of proprietary technology, retention of key employees, and uncertainties regarding patents have been outlined in the Company's 1999 Annual Report to Shareholders, incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2000, the Company has cash, cash equivalents and marketable securities of approximately $45.1 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's cash requirements for the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

           On May 31, 2000, at the Company's 2000 Annual Meeting of Stockholders, the Company's stockholders met to consider and vote upon the following four proposals:

           (1) A proposal to elect one Class II director to hold office for a three-year term and until his/her respective successor has been duly qualified and elected.

           (2) A proposal to approve an amendment to extend the term of the Amended and Restated 1991 Stock Incentive Plan.

           (3) A proposal to approve an amendment to allow non-employee directors to participate under the Amended and Restated 1991 Stock Incentive Plan.

           (4) A proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 2000.

                  Results with respect to the voting on each of the above proposals were as follows:

                  Proposal 1:

                William E. Foster

                           For -         11,531,366  Withhold Authority -               464,543
                           ---      ---------------  ------------------         ---------------

                 The terms of office of John F. Keane, Jr., John A. McMullen, Khoa D. Nguyen, and Roy G. Perry, the remaining members of the Board of Directors of the Company, continued after the meeting.

                  Proposal 2:

                       2,408,969    Votes For
                       3,910,561    Votes Against
                         335,155    Abstentions
                       5,341,224    No Votes

                  Proposal 3:

                      3,180,420     Votes For
                      3,136,102     Votes Against
                         338,163    Abstentions
                      5,341,224     No Votes

                  Proposal 4:

                    11,962,879      Votes For
                        14,991      Votes Against
                        18,039      Abstentions

ITEM 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibit 27:  Financial Data Schedule.

      (b) No reports on Form 8-K were filed during the three-month period ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EZENIA! INC.

Date: August 4, 2000              By:    /s/  Stephen G. Bassett
                                      ---------------------------------
                                          Stephen G. Bassett
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer, Authorized Officer)