Form 10-Q
period 2000-09-30
EZENIA INC
filed 2000-10-20
CIK 943894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 0-25882

                                   -----------

                                  EZENIA! INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                     04-3114212
(STATE OR OTHER JURISDICTION OF INCORPORATION   (IRSEMPLOYER IDENTIFICATION NO.)
          OR ORGANIZATION)


        NORTHWEST PARK, 63 THIRD AVENUE, BURLINGTON, MASSACHUSETTS 01803
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (781) 229-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The number of shares outstanding of the registrant's Common Stock as of October 16, 2000 was 13,799,762.

                                  EZENIA! INC.

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999...........................3

         Condensed Consolidated Statements of Operations
           Three months and nine months ended September 30, 2000 and 1999.....4

         Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 2000 and 1999......................5

         Notes to Condensed Consolidated Financial Statements.................6

ITEM 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................8

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk..........10

PART II. OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K....................................11

SIGNATURE....................................................................12


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

                                  EZENIA! INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)

                                   (UNAUDITED)


                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                               2000                   1999
                                                                         -----------------      ---------------
ASSETS
Current assets

   Cash and cash equivalents                                                     $17,067                $35,095
   Marketable securities                                                          23,028                 17,985
   Accounts receivable, less allowances of $989 and $1,518 at
     September 30, 2000 and December 31, 1999, respectively                        3,573                  6,800
   Inventories                                                                     3,471                  2,610
   Deferred income taxes                                                                                  3,733
   Litigation settlement receivable                                                6,000
   Receivable from sale of network access card product line                        3,000
   Other current assets                                                            1,869                  1,183
                                                                         -----------------      ---------------
Total current assets                                                              58,008                 67,406

Equipment and improvements, net of accumulated depreciation                        6,345                  6,461
Deferred income taxes                                                                                     4,047
Other assets, net                                                                  1,480                  1,824
                                                                         -----------------      ---------------
                                                                                 $65,833                $79,738
                                                                         -----------------      ---------------
                                                                         -----------------      ---------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                              $ 2,963                $ 4,750
   Accrued expenses                                                                7,568                  7,595
   Deferred revenue                                                                  776                    603
                                                                         -----------------      ---------------
Total current liabilities                                                         11,307                 12,948


STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized;
   13,794,841 issued and outstanding at September 30, 2000;
   13,588,505 issued and outstanding at December 31, 1999                            138                    136
Capital in excess of par value                                                    59,403                 58,483
Retained earnings (deficit)                                                       (4,534)                 8,441
Accumulated other comprehensive loss                                                (481)                  (270)
                                                                         -----------------      ---------------
                                                                                  54,526                 66,790
                                                                         -----------------      ---------------
                                                                                 $65,833                $79,738
                                                                         -----------------      ---------------
                                                                         -----------------      ---------------


                             See accompanying notes.

                                  EZENIA! INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)

                                   (UNAUDITED)


                                              THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                                SEPTEMBER 30,
                                            2000               1999                      2000               1999
                                     ------------------- ------------------       ------------------- ------------------
Revenue
   Product revenue                             $5,533             $10,368                  $19,881             $40,197
   Service revenue                                973               1,668                    3,069               5,233
                                     ------------------- ------------------       ------------------- ------------------
                                                6,506              12,036                   22,950              45,430
Cost of revenue
   Cost of product revenue                      2,359               3,536                    8,663              13,960
   Cost of service revenue                        858               1,174                    2,781               3,170
                                     ------------------- ------------------       ------------------- ------------------
                                                3,217               4,710                   11,444              17,130
                                     ------------------- ------------------       ------------------- ------------------
Gross profit                                    3,289               7,326                   11,506              28,300

Operating expenses
   Research and development                     3,879               4,201                   13,996              12,174
   Sales and marketing                          3,353               3,895                    9,765              11,269
   General and administrative                   1,246               1,357                    3,601               3,932
                                     ------------------- ------------------       ------------------- ------------------
Total operating expenses                        8,478               9,453                   27,362              27,375
                                     ------------------- ------------------       ------------------- ------------------
Income (loss) from operations                  (5,189)             (2,127)                 (15,856)                925

Interest income, net                              677                 622                    1,943               1,665
Litigation settlement                                                                        6,500
Gain on sale of network access card
   product line                                 3,287                                        3,287
                                     ------------------- ------------------       ------------------- ------------------
Income (loss) before income taxes              (1,225)             (1,505)                  (4,126)              2,590
Income taxes                                       32                (512)                   8,849                 880
                                     ------------------- ---------------------------------------------------------------
Net income (loss)                             ($1,257)              ($993)                ($12,975)           $  1,710
                                     =================== ==================       =================== ==================
Net income (loss) per share:
   Basic                                       ($0.09)             ($0.07)                  ($0.95)              $0.13
   Diluted                                     ($0.09)             ($0.07)                  ($0.95)              $0.12
Shares used in computing net
   income (loss) per share:
   Basic                                   13,760,897          13,566,000               13,699,898          13,402,000
   Diluted                                 13,760,897          13,566,000               13,699,898          13,763,000


                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  2000                 1999
                                                                           -------------------  -------------------
OPERATING ACTIVITIES
Net income (loss)                                                                  ($12,975)             $ 1,710
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Gain on sale of network access card product line                                (3,287)
     Depreciation and amortization                                                    2,776                2,768
     Deferred income taxes                                                            7,780
     Purchased technology write off                                                                        1,034
     Changes in operating assets and liabilities:
       Accounts receivable                                                            3,227                  685
       Inventories                                                                   (2,155)                 702
       Litigation settlement receivable                                              (6,000)
       Other current assets                                                              64                  292
       Accounts payable and accrued expenses                                         (2,267)              (2,554)
       Other current liabilities                                                        173                 (405)
                                                                           -------------------  -------------------
Net cash provided by (used for) operating activities                                (12,664)               4,232

INVESTING ACTIVITIES
Cash received from sale of network access card product line                           1,500
Purchases of equipment and improvements                                              (2,555)              (1,965)
Changes in marketable securities, net                                                (5,043)               3,145
Decreases (increases) in other assets                                                    23                 (367)
                                                                           -------------------  -------------------
Net cash provided by (used for) investing activities                                 (6,075)                 813

FINANCING ACTIVITIES
Net proceeds from stock issued under employee stock benefit plans                       922                1,584
                                                                           -------------------  -------------------
Net cash provided by financing activities                                               922                1,584
Effect of exchange rate on cash and cash equivalents                                   (211)                 (69)
                                                                           -------------------  -------------------
Increase (decrease) in cash and cash equivalents                                    (18,028)               6,560
Cash and cash equivalents at beginning of year                                       35,095               23,225
                                                                           -------------------  -------------------

Cash and cash equivalents at end of period                                          $17,067              $29,785
                                                                           -------------------  -------------------
                                                                           -------------------  -------------------


                             See accompanying notes

                                   EZENIA! INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring adjustments and adjustments for foreign withholding taxes and deferred tax allowance (See Note 3 of the Notes to Condensed Consolidated Financial Statements), necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1999 Annual Report to Shareholders and incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.  INVENTORIES

    Inventories consist of:
                                           SEPTEMBER 30,       DECEMBER 31,
       (In thousands)                          2000                1999
                                         ------------------  -----------------
       Raw materials and subassemblies            $2,213              $1,790
       Work in process                               611                 565
       Finished goods                                647                 255
                                         ------------------  -----------------
                                                  $3,471              $2,610
                                         ==================  =================

3.  INCOME TAXES

In the quarter ended June 30, 2000, the Company recorded a provision for income taxes of $975,000 representing an estimate of foreign withholding taxes related to the litigation settlement with Accord Networks, Inc. f/k/a Accord Video Telecommunications, Inc. ("Accord"). Due to reported losses for the quarter ended March 31, 2000 and the lack of further recoverability of tax benefits in the allowable carryback period, the Company recorded a valuation allowance of approximately $7.8 million to reduce the carrying value of deferred tax assets to zero.

4.  LEGAL PROCEEDINGS

On June 16, 2000, the Company settled its patent infringement suit against Accord in the United States District Court for the District of Massachusetts. The settlement agreement, among other things, provided that the Company receive $6,500,000 in return for a covenant not to sue with respect to the patents that were the subject of the litigation. The Company received $500,000 at the time the agreement was signed and will receive $6,000,000 after certain tax matters related to the settlement are resolved with tax authorities in Israel.

5.  SALE OF NETWORK ACCESS CARD PRODUCT LINE

On September 15, 2000, the Company completed the sale of assets and technology associated with its network access card product line to Telco Systems, Inc. ("Telco") for cash of $4.5 million, receivable in installments through March 2001, and $1.5 million of future product to be supplied by Telco. Revenue from sales of network access card products approximated $.7 million and $1.0 for the quarters ended and $3.3 million and $4.4 million for the periods of nine months ended September 30, 2000 and 1999, respectively.

6.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:


                                              THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                                SEPTEMBER 30,
                                            2000               1999                      2000               1999
                                     ------------------- ------------------       ------------------- ------------------
  Net income (loss)                           ($1,257)              ($993)                ($12,975)             $1,710
  Foreign currency translation                   (127)                (25)                    (211)                (69)
                                     ------------------- ------------------       ------------------- ------------------
  Comprehensive income (loss)                 ($1,384)            ($1,018)                ($13,186)             $1,641
                                     =================== ==================       =================== ==================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      REVENUE Revenue decreased to $6.5 million for the quarter ended September 30, 2000 from $12.0 million reported for the quarter ended September 30, 1999. Revenue decreased to $23.0 million in the nine months ended September 30, 2000 compared to $45.4 million for the nine months ended September 30, 1999. The decrease in revenue was principally related to a significant decline in sales of ISDN products and related service revenues as the videoconferencing market continues to weaken. In particular, sales of ISDN products and related services to PictureTel Corporation and VTEL Corporation (which customers accounted for 24% and 25%, respectively, of the Company's revenue in 1999) were significantly lower than in the three and nine month periods ended September 30, 1999. The sale of the Company's network access card product line also had the effect of decreasing product revenue during the quarter.

      Revenue from international markets, primarily in Europe, accounted for approximately 40% and 29% of revenue for the quarters ended September 30, 2000 and 1999 respectively, and 38% and 31% for the nine months ended September 30, 2000 and 1999, respectively. The Company expects that revenue from international markets, which is currently denominated in U.S. dollars, will continue to be a significant portion of the Company's business.

      GROSS PROFIT Gross profit as a percentage of revenue was 50.6% for the quarter ended September 30, 2000 as compared to 60.9% for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, gross profit was 50.1% compared to 62.3% in the corresponding period of 1999. Reduction in margin for the quarter and nine months ended September 30, 2000 was primarily attributable to the overall decrease in revenues and the related disproportionate effect of fixed manufacturing and service costs included in cost of revenues.

      RESEARCH AND DEVELOPMENT Research and development expenses decreased to $3.9 million for the quarter ended September 30, 2000 from $4.2 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, research and development expenses were $14.0 million compared to $12.2 million in the corresponding period of 1999. The Company's spending decrease for the three months ended September 30, 2000 was primarily attributable to completion of various engineering projects. The Company's spending increases for the nine months ended September 30, 2000 were primarily attributable to development of its IP and internet products. The Company expects to continue to commit substantial resources to research and development in the future.

      SALES AND MARKETING Sales and marketing expenses decreased to $3.4 million for the quarter ended September 30, 2000 from $3.9 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, sales and marketing expenses were $9.8 million compared to $11.3 million in the corresponding period of 1999. The decreased spending was primarily due to the current transition of sales and marketing personnel from an ISDN product focus to a concentration on IP and internet products. The Company expects to significantly increase sales and marketing spending in the future as it broadens its channels of distribution and continues to emphasize development of the market for IP and internet-based products.

      GENERAL AND ADMINISTRATIVE General and administrative expenses decreased to $1.2 million for the quarter ended September 30, 2000 from $1.4 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expenses were $3.6 million compared to $3.9 million for the corresponding period of 1999. The decreased spending was primarily attributed to reduction of expenditures related to the Company's corporate-wide financial accounting, manufacturing, and sales and distribution system, which was implemented during 1999.

      INTEREST INCOME, NET Interest income, net, increased to approximately $677,000 in the quarter ended September 30, 2000, from approximately $622,000 in the quarter ended September 30, 1999. For the nine months ended September 30, 2000, interest income, net was $1,943,000 compared to $1,665,000 for the corresponding period of 1999. The increase was due to slightly higher rates of return on investments.

      LITIGATION On June 16, 2000, the Company settled its patent infringement suit against Accord in the United States District Court for the District of Massachusetts. The settlement agreement, among other things, provided that the Company receive $6,500,000 in return for a covenant not to sue with respect to the patents that were the subject of the litigation. The Company received $500,000 at the time the agreement was signed and will receive $6,000,000 after certain tax matters related to the settlement are resolved with tax authorities in Israel.

      GAIN ON SALE OF NETWORK ACCESS CARD PRODUCT LINE On September 15, 2000, the Company completed the sale of assets and technology associated with its network access card product line to Telco Systems, Inc. ("Telco") for cash of $4.5 million, receivable in installments through March 2001, and $1.5 million of future product to be supplied by Telco. Revenue from sales of network access card products approximated $.7 million and $1.0 for the quarter ended and $3.3 million and $4.4 million for the periods of nine months ended September 30, 2000 and 1999, respectively.

      PROVISION FOR INCOME TAXES Provision for income taxes for the nine months ended September 30, 2000 consists principally of an estimate of $975,000 for foreign withholding taxes related to the litigation settlement with Accord and a valuation allowance recorded during the quarter ended March 31, 2000 to reduce the carrying value of deferred tax assets to zero.

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

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2000, the Company has cash, cash equivalents and marketable securities of approximately $40.1 million. The Company regularly invests excess funds in short-term money market funds, government securities, and commercial paper. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's cash requirements for the foreseeable future.

      On October 12, 2000, the Company's board of directors approved a stock buy-back program under which the Company is authorized to repurchase up to 10% of its outstanding shares (or approximately 1.38 million shares) at prevailing market prices from time to time. Execution of the program will be dependent on a number of factors, including the availability of shares and their trading price. Accordingly, there can be no certainty as to the number of shares to be repurchased or the price and timing of any purchases.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27:  Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the three-month period ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            EZENIA! INC.

Date: October 20, 2000      By:    /S/  STEPHEN G. BASSETT
                                ---------------------------------
                                    Stephen G. Bassett
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)