Form 10-K
period 2000-12-31
EZENIA INC
filed 2001-03-12
CIK 943894

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 8, 2001 was $20,087,820 (based on the last reported sale price on the Nasdaq National Market on that date).

         The number of shares outstanding of the registrant's Common Stock as of March 8, 2001 was 13,391,880.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held May 30, 2001 are incorporated by reference into Part III hereof. With the exception of the portion of such Proxy Statement that is expressly incorporated herein, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

                                  EZENIA! INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
                                                           PART I
Item 1.          Business............................................................................         3
Item 2.          Description of Property.............................................................         15
Item 3.          Legal Proceedings...................................................................         15
Item 4.          Submission of Matters to a Vote of Security Holders.................................         15

                                                          PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters...............         16
Item 6.          Selected Financial Data.............................................................         16
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations..........................................................................         17
Item 7A.         Quantitative and Qualitative Disclosures about Market Risk..........................         21
Item 8.          Financial Statements and Supplementary Data.........................................         21
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure..........................................................................         36

                                                          PART III

Item 10.         Directors and Executive Officers of the Registrant..................................         37
Item 11.         Executive Compensation..............................................................         37
Item 12.         Security Ownership of Certain Beneficial Owners and Management......................         37
Item 13.         Certain Relationships and Related Transactions......................................         37

                                                          PART IV

Item 14.         Exhibits, Financial Statements Schedules and Reports on Form 8-K....................         38

Signatures     ......................................................................................         40


    This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in
Item 7 under the heading "Factors which may affect future operations." Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                     PART I

ITEM 1. BUSINESS

    Ezenia! Inc. ("Ezenia!" or the "Company") is a leading global provider of real-time collaboration solutions for corporate networks and eBusiness. Founded in 1991, Ezenia! develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, consumer and institutional users. The Company's products allow individuals and groups that are geographically distant from each other to interact and share information in a natural, spontaneous way -- voice-to-voice, face-to-face, flexibly and in real-time - via a wide range of networks. Using our products, disparately located individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly. The Company's products enable seamless connectivity across a wide range of networks including LANs, intranets, the Internet, ISDN, ATM and frame relay.

    Ezenia! sells its products worldwide through leading resellers, integrators and remarketers of collaboration, videoconferencing and networking solutions. Ezenia! also sells directly to providers of conferencing services, including Internet Service Providers (ISPs), telecommunication carriers and Regional Bell Operating Companies (RBOCs). The Company believes that it was the largest supplier in annual shipments of real-time collaboration servers for the past five years.

INDUSTRY BACKGROUND

MULTIMEDIA CONFERENCING

    The current market for interactive collaboration has evolved from the earlier videoconferencing sector. In the late 1980s, the videoconferencing market was fragmented, with each vendor providing a proprietary solution. This market was limited by the lack of interoperability between the various products available. If one company had a product from vendor A, it would be unable to communicate with a company that had a videoconferencing product from vendor B.

    The videoconferencing market began to grow in the early 1990s spurred by the International Telecommunications Union's (ITU) introduction of the H.320 standard for videoconferencing over switched digital circuit networks. For the first time, a standard framework allowed equipment from different manufacturers to communicate with each other. Since the advantage of these services is dial-up communications, without regard to the type of equipment being used at the receiving ends of the transmission, compatibility is particularly important for communication via these networks.

    In May 1996, an important expansion of conferencing standards was realized with the introduction of the H.323 standard governing real-time collaboration over IP (Internet Protocol) networks, including local area networks (LANs), corporate intranets and the Internet. Enabling conferencing over traditional business networks provides a foundation for the adoption of this application as a mainstream business tool. The majority of endpoint vendors who market H.320 compliant products have introduced or announced their intention to introduce
H.323 compliant endpoints as well.

    Through the 1990s the videoconferencing industry experienced moderate growth, but the size of the total market was limited by difficult access to ISDN and expensive videoconferencing hardware. Beyond the technical difficulties, users felt that videoconferencing was limited and that a more complete solution was needed. As organizations became more decentralized and dispersed, users sought solutions that would allow them to do more than simply talk and see other users online.

    With the explosive growth of the Internet and the innovated technologies that followed, a new class of applications emerged. Real-time collaboration takes the best elements of videoconferencing and joins them with the ubiquity and ease-of-use of the Internet. Where videoconferencing requires expensive hardware and focuses on quality video, real-time collaboration uses video when necessary but goes beyond it by offering a more complete solution, enabling teams to work more effectively from disperse locations. Real-time solutions often bring video and audio conferencing to the desktop and can include such other features as integrating data conferencing, white-boarding, Instant Messaging and virtual meeting spaces.

    The use of real-time collaborative technologies within the enterprise is still in its infancy. During the next two to four years, the Company expects to see the accelerated growth of real-time collaboration. The investment in information and collaborative technologies today has already helped flatten organizations and improve enterprise wide communication. The goal today is not to provide access to legacy data stored on a server, but to find ways to enable knowledge workers to collaborate and share their expertise. Collaborative technologies are about creating value through better human interaction, not just better information. Businesses today need solutions that make it easier for people to work together, to share information and expertise across the building, country or around the world.

    The use of real-time collaboration and videoconferencing technology has also made its way outside the enterprise and is being used across the public Internet. Sometimes called the Web Talk or Web Interactivity market, Web sites today are enhancing their services by providing interactive voice and video communication services. For example, some e-business sites are using Web interactivity to resolve one of the biggest issues in e-commerce: poor customer service caused by lack of human interaction. Other sites are using Web interactivity to improve Web site retention by enabling lively voice chat communities of interest.

THE EZENIA! SOLUTION

    Ezenia! was founded in 1991 to develop a new generation of solutions architected for the multimedia collaboration market. The Ezenia! product line is built on an industry standard hardware and software platform that combines a powerful set of real-time collaboration applications with management tools and network connectivity features that aim to address the requirements of today's customers and, the Company believes, are positioned to meet emerging requirements. Ezenia! competes in three key markets:

Enterprise Collaboration - Ezenia! solutions are being used across the world to allow teams to work together more effectively from dispersed locations. With the Company's products, teams can collaborate face-to-face, voice-to-voice, while sharing data such as a presentation or spreadsheet.

Web Interactivity - Ezenia! solutions can enhance a Web site by enabling interactive voice communication. With the Company's products, Web sites can host voice chat communities, hold online events or bring the human touch to the e-commerce process by online access to customer service representatives.

Conferencing - The Company provides products that allow users of traditional videoconferencing equipment to hold large multi-location meetings as well as enabling them to bridge and connect the world of ISDN conferencing with IP-based users.

PRODUCTS

     The Company's technology manages audio, video and data when more than two sites participate in a collaborative conference. In the past, solutions have been available to connect people on a point-to-point basis. Today, an increasing number of users are finding group collaboration and group chat to be an even more effective way of communicating. The Company believes group capabilities will be one of the key requirements for the long-term growth of the real-time collaboration market.

Ezenia!'s expertise is in developing products that deliver flexible support for video, audio and data collaboration across a wide range of platforms. The Company's products have been designed within a scaleable, modular architecture to allow the customer to add capacity, processing power and conferencing features as the customer's network and application requirements grow. Using a common set of hardware and software building blocks, customers can choose from a wide range of product configurations that differ in capacity, price, network connectivity and features, all of which share the same operating software user interface. The product may be configured for use in customer premises environments or may be configured with specialized packaging for use in a telephone carrier's central office setting.

    The Ezenia! family of products includes:

    ENCOUNTER - The Encounter family of products is the industry's most comprehensive solution for real-time multimedia collaboration. The Encounter family includes the Encounter 3000 NetServer, the Encounter 1000 NetServer and the Encounter 3000 NetGate. The Encounter NetServer enables users on IP networks -- corporate LANs, intranets or the Internet -- to create and participate in group, multimedia conferences. The Encounter NetGate enables multimedia conferencing between ISDN and IP endpoints.

    EZENIA! INTERACTIVITY - Ezenia! Interactivity enables Web sites and portals to host live, interactive voice chat rooms and interactive events, such as online "talk shows." Designed to be integrated with the host organization's existing Web infrastructure, Ezenia! Interactivity is a scalable solution consisting of a server platform, controlling software and a developer's toolkit.

    SERIES 2000 - The Series 2000 family of servers provide the optimal solution for companies looking to deliver multimedia conferencing over dedicated or circuit switched networks. The Series 2000 supports the broadest range of voice, video and data conferencing standards in the industry. These servers include network interface modules that support all major types of connectivity, including Primary Rate ISDN, Basic Rate ISDN and ATM, and E1 and T1 access. The Company's solutions also support large hybrid networks, such as T1, E1, BRI, V.35/RS-499, ATM and Frame Relay. Ezenia!'s open-system architecture interoperates with any endpoint based on the H.320 standard and any circuit-based digital network or mix of networks. The Series 2000 is also the most widely homologated multimedia conference server for international use, with certifications encompassing all the major international markets.

ENCOUNTER-TM- FAMILY OF CONFERENCING PRODUCTS

The Company began shipping the first products in its Encounter family of network servers and gateways in March, 1998. These products were the industry's first business-quality collaboration offerings in the IP arena. The Encounter product family allows individuals and groups that are geographically distant from each other to interact and share information in a natural, spontaneous way -- voice-to-voice, face-to-face, flexibly and in real-time - via any type of network. The Encounter family is being used by enterprise customers and distance learning facilities across the world.

The Encounter product line includes:

o Encounter 1000 NetServer: Collaboration server marketed to small enterprises and workgroups. Encounter 1000 NetServer is a software-based product that runs on a standard Windows NT Server.

o Encounter 3000 NetServer: Real-time collaboration server designed to support the largest enterprise and service provider customers. The Encounter 3000 NetServer is a complete solution that includes Ezenia! hardware making it one of the most scalable solutions available today.

o Encounter 3000 NetGate: Gateway solution that allows traditional videoconferencing systems to participate in IP-based collaboration sessions.


ENCOUNTER NETSERVER

The Encounter NetServer is designed to allow groups of users to come together online and work collaboratively. The product allows users to interact and share information in a natural, spontaneous way -- voice-to-voice and face-to-face. The solution comes in two main versions: Encounter 1000 NetServer is a software-based solution designed for small workgroups; the Encounter 3000 NetServer is a hardware-based solution designed for large enterprises and service providers. Both products provide the same core feature set and are managed by the same unified web-based interface.

The Encounter 3000 NetServer is delivered as a complete system ready for deployment. The NetServer is based on an industry standard PC platform using an Intel Pentium control processor for control and incorporates high performance digital signal processors for real-time video and audio processing. The Encounter 3000 NetServer operates on a Windows-Registered Trademark- NT platform and leverages Microsoft IIS. It supports as many as 90 conference endpoints and can reside anywhere in a TCP/IP network.

The Encounter 3000 NetServer is available in two chassis versions, the workgroup and enterprise chassis. The only difference between the chassis types is the physical size and number of slots within the chassis. All multimedia processing is handled by the Multimedia Processing Unit (MPU) that are common to both chassis. These MPUs are PCI-based boards that leverage Digital Signal Processors
(DSPs) to ensure a high level of audio quality.

The complete Encounter 3000 product line is based upon a modular architecture to ensure simple and flexible upgrade options. Systems can be purchased supporting anywhere from 8 to 64 connected users. System capacity can easily be increased by adding additional processing and network modules into the Encounter chassis. This approach ensures that the Encounter series can expand to support increasing levels of user demand. As the required capacity increases, more processing modules can be installed into a chassis to provide an increased port count. Each processing module provides dedicated digital signal processing (DSP) capabilities. This ensures that as user demand increases additional processing cycles are being added to the system in parallel. This approach avoids overloading a single processor with more and more requests as user capacity is increased.

Encounter NetServer provides a simple-to-use, web-based interface, eCMS, that allows users to schedule and manage conferences. The Encounter eCMS application also supports scheduling of public conferences. These provide a conferencing space for users to join on a first-come-first-served basis. eCMS supports the creation and scheduling of publicly listed conferences in which the user need only specify the maximum number of H.323 users and maximum number of POTS (plain old telephone system) users. No specific user information needs to be entered unless desired by the conference administrator. This significantly reduces the burden on conference administrators for meetings, which do not require a list of participants.

The Encounter NetServer also includes the Encounter Gatekeeper software, which provides the administrator a highly configurable means for managing access and bandwidth utilization policies for the system IP conferencing environment. The Encounter Gatekeeper is a software application, which can run on the Encounter NetServer or on a separate NT Server.

The Encounter 1000 NetServer, which is geared towards smaller workgroups or more distributed organizations, provides all the same capabilities as the Encounter 3000 NetServer such as continuous presence, T.120 data conferencing and audio mixing, and also includes both eCMS and the Encounter Gatekeeper. Unlike the Encounter 3000, however, the Encounter 1000 is completely software-based, running on a standard Windows NT Server. The Encounter 1000 contains no special software and ships as a CD-ROM for easy installation. Where the Encounter 3000 uses hardware-based DSP to manage the multimedia streams, Encounter 1000 uses the host Pentium processor for all media processing. Because it is software-based, and runs on any standard Windows NT Server, it is a lower cost solution for smaller workgroups where the scalability of the Encounter 3000 NetServer is not needed.

The Encounter NetServer has a variety of features, some of which are listed below:

o Flexible video viewing choices include voice-activated video-switching, user selected video switching and Continuous Presence, where four video windows are viewed at the same time.
o Audio transcoding allows each endpoint to experience optimal voice quality, while minimizing bandwidth utilized.
o Built-in voice gateway allows up to 24 phone users to participate in conference sessions.
o Interactive Voice Response (IVR) allows phone users to easily enter their conference by providing conference and password information using touch tones (DTMF).
o Password-controlled entry to conferences provides security for conference participants.
o Conference cascading allows conferences to span between any two Encounter 3000 NetServers, no matter where they are located. This allows for the distribution of Encounter 3000 NetServer conferencing resources to where they most make sense in the network and allows for the creation of conferences that are larger than the capacity of a single Encounter 3000 NetServer.
o With ConferenceNow!, endpoint users can create and join multipoint conferences on Encounter 3000 NetServer on an ad-hoc basis, as easily as placing a point-to-point call.
o Calendar-based reservation and scheduling system for control of multiple NetServers, eCMS (Encounter Centralized Management System) allows users and administrators to view, schedule and manage their own conferencing session through an intuitive web-browser interface.
o Recording of detailed usage information facilitates accurate billing and reporting.


ENCOUNTER 3000 NETGATE

The Encounter 3000 NetGate enables multimedia conferencing between H.320 and
H.323 endpoints. The Encounter NetGate reconciles the differences in the network protocols allowing users to collaborate in real-time via audio, video and data, regardless of their network type. The Encounter 3000 NetGate is the market's first gateway to offer the quality, scalability and data conferencing features required to support both the installed base of ISDN conferencing terminals and the growing number of IP conferencing terminals.

The Encounter 3000 NetGate shares many of the same characteristics of the Encounter 3000 NetServer. The system is delivered as a complete system based on an industry standard PC platform using an Intel Pentium control processor for control and incorporates high-performance digital signal processors for real-time video and audio processing. The Encounter 3000 NetGate operates on a Windows-Registered Trademark- NT platform and leverages Microsoft IIS. It supports as many as 16 conference sessions.

The Encounter 3000 NetServer is available in two chassis versions, the workgroup and enterprise chassis. The only difference between the chassis types is the physical size and number of slots within the chassis. All multimedia processing is handled by the Multimedia Processing Unit (MPU) that are common to both chassis. These MPUs are PCI-based boards that leverage Digital Signal Processors
(DSPs) to ensure a high level of audio quality. The Encounter 3000 NetGate supports a variety of network interface including 10/100BaseT Ethernet,

Dual port T1/PRI, Dual port E1/PRI, Quad port BRI and Dual port V.35/V.36/RS-449 DDM making it possible to connect with just about any type of network.

The Encounter NetGate has numerous features, some of which are listed below:

o Supports restricted and unrestricted rates of 2B up to 768 Kbps IMUXed and 384 Kbps H0, allowing for a high-quality conferencing experience.
o   Direct Inward Dialing (DID) and IVR facilitate WAN to LAN dialing.
o Dynamically selects best available video standard (supports H.261 and H.263) per session based on endpoint capabilities.
o   Real-time voice transcoding optimizes performance on a call-by-call basis.
o Direct connection between the Encounter 3000 NetGate and Ezenia! Series 2000 MCS without incurring costly line charges.
o LAN to WAN, WAN to LAN calls and administrator-initiated gateway calls supported at all transfer rates, providing call flexibility.
o Tandem gateway support (NetGate to NetGate) provides cost-effective means for bridging WAN or LAN links. o Web-browser based administrative user interface allows system administrators to configure, manage and monitor gateway activity, including customization of system-wide behavior for support of T.120, WAN to LAN and LAN to WAN calls.


EZENIA! INTERACTIVITY - BRING LIFE TO THE WEB

Ezenia! Interactivity allows companies to add easy-to-use voice interactivity to their Web sites. With Ezenia! Interactivity, individuals and groups can meet on the Web and talk with each other in a high-quality audio environment, adding the natural ease and richness of conversation to their Internet experience. Ezenia! Interactivity enables Web sites and portals to host voice and video chat rooms, where family, friends, colleagues or communities of interest can meet and talk. Sites can draw large or specialized audiences by hosting events such as online talk shows that allow listeners to interact with celebrity guests or experts on a hot topic. Ezenia! Interactivity consists of two components: The Interactivity software and Media Service Provider (MSP) subsystems.

The Interactivity Server software provides an application programmer interface, based on Microsoft Component Object Model (COM) technology. The software interfaces exposed by an Interactivity Server allows Web content developers to integrate Interactivity into Web site while maintaining the sites current look and feel. The interfaces allow the control of the underlying technology to be completely hidden from the user - the user simply sees the browser and whatever your Web site looks like. To enter an interactive session, the user simply clicks on a hyperlink or an icon and they enter the session - "click to talk".

The Media Service Provider is the platform that connects users engaging in interactivity-enabled Web sites, providing low bandwidth audio and audio mixing. The MSP is based on the Company's Encounter technology and ships with Ezenia! Interactivity as a complete system ready for deployment. The MSP is based on an industry standard PC platform using an Intel Pentium control processor for control and incorporates high performance digital signal processors for real-time audio processing. It supports as many as 64 simultaneous users per system.


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

          MODEL               CAPACITY                        TARGET MARKET/APPLICATION
          -----               --------                        -------------------------
          2007                8 users                  Mid-range CPE for distributed network environments
          2020                48 users                 Large CPE/central office network with extensive
                                                       multimedia applications
          CO                  48 users                 High availability central office server

Each of these systems may be interconnected to provide support for larger conferences.

The Ezenia! Series 2000 MCS has an extensive number of available software and hardware features, some of which are listed in the following table.

                  APPLICATIONS                                     DESCRIPTION
                  ------------                                     -----------
        CONFERENCE SERVICE AND MANAGEMENT
        ---------------------------------
        Continuous Presence with
        CollaboRates.............................     Continuous viewing of multiple conference sites
                                                      running at differing transfer rates
        Asynchronous Transfer Mode...............     ATM connected endpoints can connect directly to the
                                                      MCS via an ATM network
        Multimedia Conferencing..................     Simultaneous audio visual conferencing and data conferencing
        Reservation and Scheduling...............     Schedule and manage MCS use
        Directory Services.......................     Database of potential conference participants and sites
        Chairperson Conference Control...........     Management of conference activities by a nominated
                                                      conference chairman (e.g., lecturer)
        Security and Password Control............     Conference password and application security controls
        Voice Activated Switching................     Dynamic switching of video presentation based on
                                                      current speaker
        Audio Add-on.............................     Conferencing for audio-only conference participants
        Operator Attended Conferencing...........     Provision for an operator to guide participants through
                                                      conference initiation and provide assistance during
                                                      the conference

        NETWORK SERVICES AND MANAGEMENT
        -------------------------------
        Outbound Dialing.........................     Automatic MCS dial-out capability
        Conference Monitor.......................     Real-time monitor of conference activities and status
        Bandwidth Management.....................     Bandwidth aggregation using inverse multiplexing
        Event Management.........................     System activity and alarms applications for network management
        Network Diagnostics......................     Network loop-back and problem isolation tool kit
        Premise Switching........................     Integrated ISDN switching functionality

The Company offers add-on software to its installed base in the form of either major new software releases or unbundled software options. Customers may purchase new software releases on an as-needed basis or as part of a maintenance agreement. Unbundled software options are priced separately and are not part of maintenance agreements.

NETWORK ACCESS CARDS

    On September 15, 2000, the Company completed the sale of assets and technology associated with its network access card product line to Telco Systems, Inc. ("Telco") for cash of $4.5 million, receivable in installments through March 2001, and $1.5 million of future product to be supplied by Telco. Revenue from sales of network access card products approximated $3.3 million, $5.7 million and $9.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.


RECENT DEVELOPMENTS

    AGREEMENT TO ACQUIRE INFOWORKSPACE-TM-. On December 28, 2000, the Company entered into a purchase agreement to acquire all operating assets and intellectual property of InfoWorkSpace-TM-, a business unit of General Dynamics Electronic Systems, for $17 million in cash and 400,000 shares of the Company's common stock. An advance of $6 million was paid in December 2000, and the balance is due in installments through 2002. The 400,000 shares to be issued are accompanied by an option allowing the seller to put the shares back to the Company at $10 per share, beginning in December 2001. The put right shall expire December 31, 2002 or at such time as the last reported closing price of the common stock as reported on the Nasdaq National Market has been equal to or greater than $11.00 per-share for fifteen (15) consecutive trading days. Under the terms of the purchase agreement, the Company will acquire the InfoWorkSpace-TM- product line and employ substantially all of the management team and core group of developers who currently work in the business unit. The acquisition will be accounted for as a purchase. Accordingly, the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. The Company expects the closing to occur in the first quarter of 2001.

    InfoWorkSpace-TM- products provide knowledge workers a secure virtual workspace for project and team collaboration. InfoWorkSpace-TM- is currently used primarily by government organizations, including Defense Department agencies and the Intelligence Community.

MARKET AND CHANNELS

Ezenia! sells its products, technologies and solutions primarily to large-scale corporations, government entities, and educational institutions, Telecommunication providers and resellers and distributors both domestically and internationally. Ezenia! delivers its products through distributors, dealers, vertical market resellers, systems integrators and OEMs who meet the Company's criteria, as well as to major end users.

    A large portion of the Company's revenue continues to come from strategic OEM partners. In 2000, PictureTel and VTEL accounted for 26% and 17% of revenue, respectively. In 1999, PictureTel and VTEL accounted for 24% and 25% of revenue, respectively. In 1998, PictureTel and VTEL accounted for 35% and 18% of revenue, respectively. Revenue from international markets accounted for 40%, 27% and 30% of the Company's revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

    Ezenia! conducts its sales and marketing activities from its principal offices in Burlington, Massachusetts, as well as from two other North American sales locations, its European headquarters in the United Kingdom and offices in France, Germany, Australia, Japan and China.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company believes that its future success depends on its ability to continue to enhance and expand its existing products and to develop new products that maintain its technology leadership. Ezenia! has invested, and expects to continue to invest heavily, in the development of products and core technologies. Extensive product development input is obtained from customers, partners, service providers and through the Company's active participation and leadership in industry groups responsible for establishing technical standards such as the ITU and the IETF.

    Since its founding, the Company's research and development effort has been directed towards the development of standards-based collaboration server technology. In concert with the evolution of industry standards, these efforts currently are focused on extending the breadth of network services supported beyond switched digital services to include local area networks, corporate intranets, the Internet and ATM. This includes the development of multipoint products for particular network types and gateway products to provide interoperability between dissimilar network types. Development is also underway to support emerging data conferencing applications, provide additional conferencing management capabilities including enhanced user interfaces and to add higher capacities to the product families.

    At December 31, 2000, Ezenia!'s research and development staff consisted of 41 employees, principally software engineers. The Company's net research and development expenditures were $16.9 million, $17.3 million and $14.9 million in 2000, 1999 and 1998, representing 60%, 30% and 27% of revenue in those years. All software development costs have been expensed as incurred because costs eligible for capitalization have not been material to date.


CUSTOMER SUPPORT AND SERVICE

    The Company provides technical support and services to its resellers and direct customers. A high-level of continuing service and support is critical to the Company's objective of developing long-term relationships with customers. The Company's resellers offer a broad range of support including installation, maintenance and on-site and headquarters-level technical support of products to their end-user customers. Ezenia! provides a comprehensive service program including problem management, training, diagnostic tools, hardware repair services, software updates and upgrades and spare parts programs to facilitate and supplement the efforts of the Company's resellers.

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

    The Company warranties its software products for 90 days. During this 90-day warranty period, the Company will investigate all reported problems and will follow escalation procedures to provide resolution. The Company warranties its hardware products for 12 months. During this warranty period, the Company will repair or replace any failed hardware component. The Company also offers post-warranty support programs ranging from services on a time-and-materials basis to full-service contracts on a 24-hour, 7-days-a-week basis, and a full suite of training courses.

MANUFACTURING

    The Company's manufacturing operations consist primarily of materials management, quality control, test engineering, production, shipping and logistics. The Company employs an outsourced manufacturing model in which it designs the significant hardware subassemblies for its products and uses independent third-party contract assembly companies to perform printed circuit board assembly and other production activities with internal efforts generally limited to final product configuration, assembly and testing. This manufacturing model offers the capability to quickly fulfill orders with limited lead times thus providing enhanced customer satisfaction and improved inventory management. All products are functionally tested utilizing state-of-the-art equipment designed for "burn-in", diagnostic testing and stress screen testing to assure the reliability and quality of the Company's products. The Company achieved International Standard Organization (ISO) 9002 certification in 1994 and each year since has been re-certified.

    Although the Company generally uses standard parts and components for its products, certain components, including key digital signal processors are presently available only from single sources or from limited sources such as Texas Instruments, Motorola and 8X8. The Company has no supply commitments from its vendors, and generally purchases components on a purchase order basis as opposed to entering into long-term procurement agreements with vendors. The Company has been able to obtain adequate supplies of components in a timely manner from current vendors, or when necessary to meet production needs, from alternate vendors. The Company believes that, for digital signal processors in particular, alternative sources of supply would be difficult to develop over a short period of time and an interruption in supply or a significant increase in the price of these components would adversely affect the Company's operating results and business.

    Because of the generally short cycle between order and shipment and because the majority of the Company's sales in each quarter results from orders booked in that quarter, the Company does not believe that its backlog as of any particular date is indicative of future sales levels.


COMPETITION

    The market for multimedia collaboration products is highly competitive and is subject to rapid technological change. Additional competition could adversely affect the Company's sales and profitability, through price reductions and loss of market share. In particular, should one or more of the Company's current customers, including strategic partners, telecommunications carriers or traditional network equipment vendors choose to provide or distribute competitive products (including their own products) and services, the Company's business could be materially adversely affected. Many of the Company's current and potential competitors have substantially greater financial, technical, and sales and marketing resources than the Company.

    The principal competitive factors in the market for multimedia collaboration servers are, and should continue to be, breadth of capabilities, conformance to industry standards and demonstrated interoperability, price per port, performance, network management capabilities, transcoding capabilities, reliability and customer support. While the Company believes it presently competes favorably in all of these areas, there can be no assurance that it will continue to do so.

    The Company currently competes, or expects to compete, directly or indirectly with the following category of companies:

    o Real-time collaboration companies, such as Cu-See-Me Networks, Centra, WebEx, and RADvision

    o   Web interactivity companies, such as Hearme.com, Firetalk, and Lipstream

    o   Conferencing companies, such as Accord and Lucent


PROPRIETARY RIGHTS

    The Company holds eight U.S. Patents and has several patent applications pending in the United States and other jurisdictions. In addition, the Company relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its intellectual property rights. The Company believes that, because of the rapid pace of technological change in the data communications and telecommunications industries, the intellectual property protection for its products is only one factor in the Company's success, complementing the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, its relationships with its partners, the effectiveness of its marketing activities and the timeliness and quality of its support services.

    On June 16, 2000, the Company settled its patent infringement suit against Accord Networks Ltd. ("Accord") in the United States District Court for the District of Massachusetts. The settlement agreement, among other things, provided that the Company receive $6,500,000 in return for a covenant not to sue with respect to the patents that were the subject of the litigation. The Company received $500,000 at the time the agreement was signed, and by December 31, 2000, received an additional $5,025,000. The final $975,000 is being held in escrow until certain tax matters related to the settlement are resolved with tax authorities in Israel.


EMPLOYEES

    At December 31, 2000, the Company employed a total of 169 persons, including 41 in research and development, 74 in sales, marketing and customer support, 24 in manufacturing and 30 in finance and administration. Twenty-five of the Company's employees were located internationally and the remainder were located in the United States. None of the Company's employees are represented by a labor organization, and the Company believes that its relations with employees are good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are:

     NAME                                AGE     POSITION
     ----                                ---     --------
     Khoa D. Nguyen..............         47     Chairman, Chief Executive Officer and President
     Stephen G. Bassett..........         53     Chief Financial Officer, Treasurer and Secretary
     Steven M. Chomicz...........         47     Vice President of World Wide Sales
     Arthur J. Souza.............         35     Vice President, Marketing and Business Development
     Edward C. Wade..............         64     Vice President of Manufacturing

-------------

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

    Steven M. Chomicz joined Ezenia! in March 2000 as its Vice President, World Wide Sales. Prior to joining the Company, Mr. Chomicz was employed at MailWorkZ.com, an Internet software company, where he served as Vice President, Sales and Marketing from January 1998 to December 1998, and as President and CEO from December 1998 to November 1999. From August 1979 to January 1998, Mr. Chomicz held various sales positions at Coulter Electronics, Inc., a medical electronics company.

    Arthur J. Souza was named Vice President of Worldwide Marketing in February of 2000. Previously, Mr. Souza had been the Director of Product Management since January 1999. Prior to joining the Company, Mr. Souza was employed at EPiCON, an innovator in providing solutions to the Application Service Provider market, where he served as Director of Product Management from June 1998 to January 1999. From November 1996 to June 1998, Mr. Souza served as Product Line Manager at Banyan, a leading provider of enterprise networking and messaging products. From November 1995 to November 1996, Mr. Souza served as Product Line Manager at FTP Software, a pioneering developer of TCP/IP networking technology. From February 1986 to November 1995, Mr. Souza held various senior marketing positions at Lotus Development Corporation.

    Edward C. Wade has served as Vice President of Operations since October 1997. He served at PictureTel Corporation, a video conferencing company, as Director of Manufacturing for the Group & Network Systems Divisions from March 1991 until October 1997. From July 1988 until March 1991, he served as Vice President of Materials Management for Symbol Technologies, a supplier of hand-held terminals and bar code scanning devices. Previously, Mr. Wade held various manufacturing and materials management positions for Polaroid Corporation, a manufacturer of commercial and industrial instant photographic and digital imaging devices.

    Officers are elected on an annual basis to serve at the discretion of the Board of Directors.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company's corporate office and principal research, development and manufacturing facility is located in Burlington, Massachusetts, in a 60,000 square foot facility.

     The Company's European headquarters is located in a 6,500 square foot facility in Wokingham, Berkshire, United Kingdom, which the Company leases under a five-year agreement expiring in February 2005 and is utilized principally for sales, marketing, customer service and development activities. The Company also has sales/service offices located in Herndon, Virginia; Duluth, Georgia; Sydney, Australia; Beijing, China; France; Tokyo, Japan; Hong Kong and Wiesbaden, Germany, all of which are leased on a short-term basis.

    The Company believes its existing facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.


ITEM 3. LEGAL PROCEEDINGS

     In November 1998, the Company commenced an action for patent infringement against Accord in the U.S. District Court for the District of Massachusetts. The complaint alleged that Accord was infringing and had infringed on certain of the Company's patents covering technology for transcoding video signals, which enables several fundamental videoconferencing capabilities. These capabilities include continuous presence or split screen video, and rate matching, which allow parties who connect to the network at different network speeds to participate in the same conference. The suit alleged patent infringement in Accord's MGC product line. On June 16, 2000, the Company and Accord settled the patent infringement suit. The settlement agreement, among other things, provided that the Company receive $6,500,000 in return for a covenant not to sue with respect to the patents that were the subject of the litigation. The Company received $500,000 at the time the agreement was signed, and by December 31, 2000, received an additional $5,025,000. The final $975,000 is being held in escrow until certain tax matters related to the settlement are resolved with tax authorities in Israel.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol "EZEN." The following table sets forth, for the periods indicated, the high and low sale prices per-share of our common stock as reported on the Nasdaq National Market.

                                                                      QUARTER ENDED
                                               MARCH 31       JUNE 30         SEPTEMBER 30      DECEMBER 31
                                               --------       -------         ------------      -----------
2000
Common stock price - high                       $ 14.25       $  10.94         $    5.38          $   4.38

Common stock price - low                        $  6.13       $   3.88         $    2.44          $   1.13

1999
Common stock price - high                       $ 20.44       $ 14.50          $   11.38          $   8.75

Common stock price - low                        $  7.44       $  6.75          $    7.25          $   4.63

    As of March 8, 2001, the Company had approximately 115 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms. The Company has not paid dividends on its Common Stock. The Company anticipates it will continue to reinvest earnings to finance future growth, and therefore, does not intend to pay dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA


(In thousands, except per-share amounts)

                                                                  YEAR ENDED DECEMBER 31
                                                  2000 (1)     1999       1998 (2)   1997 (3)     1996
                                               ---------------------------------------------------------
OPERATING DATA
       Revenue ...............................   $ 28,152    $ 58,109    $ 55,939   $ 53,495    $ 48,833
       Income (loss) from operations .........    (21,388)       (760)        751     (9,494)     12,162
       Net income (loss) .....................    (17,984)      1,134       1,814     (4,732)     10,194
       Net income (loss) per share-diluted ...      (1.32)       0.08        0.13      (0.37)       0.77

BALANCE SHEET DATA

       Cash and marketable securities ........   $ 34,743    $ 53,080    $ 50,606   $ 46,531    $ 54,684
       Total assets...........................     57,754      79,738      80,132     72,899      73,096
       Redeemable preferred stock and
          long-term debt, less current portion                                                       167
       Stockholders' equity ..................     47,791      66,790      64,145     60,091      59,871

(1) 2000 amounts include the establishment of a valuation reserve for deferred tax assets recorded in prior years approximating $7.8 million, or $0.57 per-share, net income recognized from the settlement of the Accord litigation of $5.5 million, or $0.40 per-share, and a gain recognized from the sale of the Company's network access card product line of $3.3 million, or $0.24 per-share.

(2) 1998 amounts include a pre-tax charge to operations totaling $1.3 million, or $0.10 per-share after taxes, related to the restructuring of certain of the Company's operations.

(3) 1997 amounts include a pre-tax charge to operations of $14.0 million, or $0.69 per-share after taxes, for purchased research and development related to the acquisition of the network access card business unit of Promptus Communications, Inc.


The Company has never paid a cash dividend.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage change in certain financial data compared to the previous year, and the financial data as a percentage of revenue for the years indicated.


                                       Percent increase (decrease) year to year             Items as a percentage of revenue
                                                   2000/99           1999/98                2000              1999          1998
Income and Expense Items
Revenues                                             (52)   %            4   %               100    %          100  %         100  %
Cost of revenues                                     (34)                2                    51                38             39
                                            ----------------------------------------------------------------------------------------
  Gross profit                                       (62)                5                    49                62             61

Operating expenses
  Research and development                            (2)               16                    60                30             27
  Sales and marketing                                 (8)               11                    47                25             23
  General and administrative                          (6)                2                    17                 9              9
  Purchased research and development                   *                 *
  Non-recurring expenses                               *                 *                                                      1
                                            ----------------------------------------------------------------------------------------
Total operating expenses                              (5)               10                   124                64             60
                                            ----------------------------------------------------------------------------------------

Income (loss) from operations                          *                (*)                  (75)               (1)             1
Interest income, net                                   9                15                     9                 4              4
Other income                                                                                  35
Income (loss) before income taxes                      *               (44)                   31                 3              5
                                            ----------------------------------------------------------------------------------------
Income taxes (benefit)                                 *               (57)                   32                 1              2
                                            ----------------------------------------------------------------------------------------
  Net income (loss)                                    *               (37)  %                63    %            2  %           3  %
                                            ----------------------------------------------------------------------------------------

*  Percentage not meaningful

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

REVENUE
Revenue decreased to $28.1 million in 2000. The decrease in revenue was principally related to a significant decline in sales of ISDN products and related service revenues as the videoconferencing market continued to weaken. In particular, sales of ISDN products and related services to PictureTel Corporation and VTEL Corporation were significantly lower than in the year ended December 31, 1999. ISDN product revenue from PictureTel was $6.9 million in 2000 and $13.0 million in 1999. ISDN product revenue from VTEL was $2.5 million in 2000 and $11.1 million in 1999. The sale of the Company's network access card product line also had the effect of decreasing product revenue for the year ended December 31, 2000.

Revenue increased to $58.1 million in 1999. The change was primarily attributed to increased sales of the Company's Encounter family of Internet Protocol
(IP)-based products and increased service revenue, offset by a decrease in revenue from sales of the Company's network access card products resulting principally from new product offerings that carry a lower selling price. Revenue from sales of the Company's ISDN products increased marginally in 1999 as the market for video-conferencing products grew at a slower rate than the market for IP based products.

GROSS PROFIT Cost of revenues includes material costs, manufacturing labor and overhead and customer support costs. Gross profit as a percentage of revenues decreased in 2000 to 48.5% from 62.3% in 1999. Reduction in margin for the year ended December 31, 2000 was primarily attributable to the overall decrease in revenues and the related disproportionate effect of fixed manufacturing and service cost included in cost of revenues. Gross profit as a percentage of revenues increased in 1999 to 62.3% from 61.5% in 1998. This increase was primarily attributable to increased margins on service contracts resulting from increases in service revenues that share in the absorption of fixed cost.

RESEARCH AND DEVELOPMENT Research and development expenses decreased to $16.9 million for the year ended December 31, 2000 from $17.3 million for the year ended December 31, 1999. This decrease is attributable to the completion of various engineering projects and the reduction of costs related to the sale of the network access card product line. Research and development expenses increased to $17.3 million in 1999 from $14.9 million in 1998 primarily due to increased staffing for the development of products for the IP and web-based Internet products, the first of which was released in the first quarter of 2000. The Company expects to continue to commit substantial resources to research and development in the future.

SALES AND MARKETING Sales and marketing expenses decreased to $13.2 million in 2000 from $14.4 million in 1999. The decreased spending was primarily due to the current transition of sales and marketing personnel from an ISDN product focus to a concentration on IP and Internet products. Sales and marketing expenses increased to $14.4 million in 1999 from $13.0 million in 1998 primarily due to the cost incurred in connection with the Company's name change and expanded marketing programs relating to the continued development of the Company's Encounter family of IP-based products. The Company expects to continue to commit substantial resources to sales and marketing in the future.

GENERAL AND ADMINISTRATIVE General and administrative expenses decreased to $4.9 million in 2000 from $5.2 million in 1999. The decrease was primarily due to reduction of expenditures related to the Company's corporate-wide financial accounting, manufacturing, and sales and distribution system, which was implemented during 1999. General and administrative expenses in 1999 remained at approximately the same levels as compared to 1998.

INTEREST INCOME, NET Interest income, net, consists of interest on cash, cash equivalents and marketable securities. Interest income increased over the last two years to approximately $2.5 million in 2000, $2.3 million in 1999 and $2.0 million in 1998. Increases in interest income were primarily related to higher rates of return on investments.

INCOME TAX Income taxes increased to approximately $8.9 million in 2000 from $400 thousand in 1999. The Company recorded a valuation allowance of approximately $7.8 million to reduce the carrying value of deferred tax assets recorded in prior years to zero and $975 thousand related to the settlement of litigation with Accord. The decrease in income taxes to $400 thousand in 1999 from $935 thousand in 1998 was due to the decrease in income before income taxes.

LITIGATION On June 16, 2000, the Company settled its patent infringement suit against Accord in the United States District Court for the District of Massachusetts. The settlement agreement, among other things, provided that the Company receive $6,500,000 in return for a covenant not to sue with respect to the patents that were the subject of the litigation. The Company received $500,000 at the time the agreement was signed and by December 31, 2000 received an additional $5,025,000. The final $975,000 is being held in escrow until certain tax matters related to the settlement are resolved with tax authorities in Israel.

FACTORS WHICH MAY AFFECT FUTURE OPERATIONS This Annual Report includes discussions of its long-term growth outlook, including various forward-looking statements. The following risks and uncertainties, among others, could affect the degree to which such expectations are realized.

     DEPENDENCE ON MAJOR CUSTOMERS. While the Company is focusing efforts on broadening its reseller, distribution and OEM sales channels, sales to a relatively small number of customers have accounted for a significant portion of the Company's revenue. The Company believes that its dependence on a similarly few number of customers will continue during 2001. This concentration of customers may cause revenues and operating results to fluctuate from quarter-to-quarter based on major customers' requirements and the timing of their orders and shipments. The Company's agreements with its customers generally do not include minimum purchase commitments or exclusivity arrangements. The Company's operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to change to another vendor for purchases of a similar product, were to combine their operations with another company who had an established relationship with another vendor for purchases of a similar product, were to experience financial, operational or other difficulties or were to delay paying or fail to pay amounts due the Company. Early in 2000, PictureTel reported that it is experiencing financial difficulties.

     REDUCED DEMAND FOR TRADITIONAL VIDEOCONFERENCING PRODUCTS. Traditional videoconferencing technology such as ISDN has had a rapid decline. The Company's ISDN revenue declined to $16.1 million in 2000 from $39.2 million in 1999. In response to increased customer demand for real-time collaboration products, the Company has shifted its focus away from traditional ISDN-based products in order to develop and sell its IP-based products.

     EVOLVING MARKETS. Sales of real-time collaboration products account for an increasing portion of the Company's revenue. The Company's success depends, to a significant extent, on the acceptance and the rate of adoption of collaboration products, in general and its products in particular. There is inadequate experience to predict whether real-time collaboration products will ultimately be accepted by the market. There can be no assurance that any of the markets for the Company's products will develop to the extent, in the manner, or at the rate anticipated by the Company. In addition, future prices the Company is able to obtain for its products may decrease from historical levels as a result of new product introductions by others, price competition, technological change or other factors.

     RAPID TECHNOLOGICAL CHANGE. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, emerging network architectures and frequent new product introductions. The adoption rate of new technologies and products may adversely impact near-term growth of the conferencing market as users evaluate the alternatives. The Company has invested, and for 2001 plans to continue to invest, in software development and products incorporating certain of these new technologies. Many other companies, including the Company's largest customer, are also developing products incorporating these new technologies that are competitive with the Company's current and future offerings. The Company's success will depend, in part, upon its ability through continued investments to maintain technological leadership, to enhance and expand its existing product offerings and to select and develop in a timely manner new products that achieve market acceptance.

     COMPETITION. The market for networking and communication products is highly competitive. The Company expects competition to increase significantly in the future. A number of companies have introduced or announced their intention to introduce products that could be competitive with the Company's products, and the rapidly evolving nature of the markets in which the Company competes may attract other new entrants as they perceive opportunities. Some of the Company's current and potential competitors have longer operating histories and greater financial, technical and sales and marketing resources.

    INFOWORKSPACE ACQUISITION. On December 28, 2000, the Company entered into a purchase agreement to acquire all of the operating assets and intellectual property of the InfoWorkSpace-TM-, a business unit of General Dynamics Electronic Systems. The Company entered into the purchase agreement with the expectation that the transaction will result in certain benefits including, among other things, benefits relating to expanded and complementary product offerings, enhanced revenues, increased market opportunity, new technology and the addition of engineering personnel. Achieving the benefits of the acquisition will depend in part on the integration of our technology, operations and personnel in a timely and efficient manner so as to minimize the risk that the transaction will result in the loss of market opportunity or key employees or the diversion of the attention of management. In particular, the management team and developers who work with the InfoWorkSpace business unit are located in Colorado Springs, Colorado, Mountain View, California, Washington, DC, and its principal offices are located in Burlington, Massachusetts. The Company cannot assure you that it will successfully integrate the InfoWorkSpace-TM- operations and personnel with its operations and personnel. In addition, the Company cannot assure you that, following the transaction, its businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings in any future period.

    InfoWorkSpace-TM- products provide knowledge workers a secure virtual workspace for project and team collaboration.

InfoWorkSpace-TM- is currently used primarily by government organizations, including Defense Department agencies and the Intelligence Community.

    PERIOD TO PERIOD FLUCTUATIONS. The Company's operating results are likely to vary significantly from quarter to quarter as a result of several factors, including: the timing of new product announcements and introductions by the Company, its major customers and its competitors; market acceptance of new or enhanced versions of the Company's products; changes in the product mix of revenue; changes in the relative proportions of revenue among distribution channels or among customers within each distribution channel; changes in manufacturing costs; price reductions for the Company's products; the gain or loss of significant customers; increased research and development expenses associated with new product introductions; seasonally; and general economic conditions. New customers orders have generally been characterized by lengthy sales cycles, making it difficult to predict the quarter in which sales will occur. The Company typically operates with a small backlog. As a result, quarterly revenue and operating results generally depend on the volume, timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. Also, changes in ordering patterns have resulted in the Company recognizing a substantial portion of its revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. All of the above factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters, and are difficult to forecast. The Company establishes its expenditure levels for product development and other operating expenses based, in large part, on its expected future sales. As a result, if revenues fall below expectations, there would likely be a material adverse effect on the Company's operating results because only a small portion of the Company's expenses vary with its sales in the short-term.

     PROTECTION OF PROPRIETARY TECHNOLOGY. The Company's success depends, to a large extent, on its ability to protect its proprietary technology. The Company currently holds eight U.S. patents relating to its existing products and has several patent applications pending. In addition to its patents, the Company relies primarily on a combination of contractual rights, trade secrets and copyrights to protect its intellectual property rights.

     RETENTION OF KEY EMPLOYEES. The Company's success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing and research and development personnel, many of whom would be difficult to replace. The Company does not have employment contracts with most of its key personnel. The Company believes that its future success will depend in large part upon its ability to attract and retain such key employees.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company has cash, cash equivalents and marketable securities of $34.7 million, a decrease of $18.3 million from December 31, 1999. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper. The Company has no long-term debt.

On October 12, 2000, the Company's Board of Directors approved a stock buy-back program under which the Company is authorized to repurchase up to 10% of its outstanding shares (or approximately 1.38 million shares) at prevailing market prices from time-to-time. During the quarter ended December 31, 2000, the Company repurchased 500,000 shares at prevailing market prices, at an aggregate cost of approximately $1.7 million.

On December 28, 2000, the Company entered into a purchase agreement to acquire all of the operating assets and intellectual property of the InfoWorkSpace, a business unit of General Dynamics Electronic System, for $17 million in cash and 400,000 shares of the Company's common stock. An advance of $6 million was paid in December 2000, and the balance is due in installments through January 2002.

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet the Company's cash requirements for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To date, the Company has not utilized derivative financial instruments or derivative commodity instruments. The Company invests cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper and short-term money market funds. These investments are subject to minimal credit and market risk and the Company has no debt. Therefore, the Company believes the market risks associated with these financial instruments are immaterial.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      INDEX


                                                                                                                  PAGE
                                                                                                                  ----
Report of Independent Auditors..................................................................                    22
Consolidated Balance Sheets as of December 31, 2000 and 1999....................................                    23
Consolidated Statements of Operations for the years ended December 31, 2000, 1999
  and 1998......................................................................................                    24
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
  1999, 1998 and 1997...........................................................................                    25
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999
  and 1998......................................................................................                    26
Notes to the Consolidated Financial Statements..................................................                    27

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Ezenia! Inc.

We have audited the accompanying consolidated balance sheets of Ezenia! Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Boston, Massachusetts
January 31, 2001

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share related data)

                                                                                    December 31
                                                                               2000             1999
                                                                         -----------------------------------
ASSETS
Current assets
   Cash and cash equivalents                                                  $20,457          $35,095
   Marketable securities                                                       14,286           17,985
   Accounts receivable, less allowances of $716 and $1,518
     in 2000 and 1999, respectively                                             3,146            6,800
   Inventories                                                                  3,287            2,610
   Deferred income taxes                                                                         3,733
   Receivable from sale of product line                                         1,500
   Prepaid expense and other current assets                                     1,889            1,183
                                                                         -----------------------------------
Total current assets                                                           44,565           67,406

Equipment and improvements, net of accumulated depreciation                     5,798            6,461
Deferred income taxes                                                                            4,047
Investment in InfoWorkSpace                                                     6,000
Other assets                                                                    1,391            1,824
                                                                         -----------------------------------
                                                                              $57,754          $79,738
                                                                         ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                          $  1,989         $  4,750
   Accrued expenses                                                             7,207            7,595
   Deferred revenue                                                               767              603
                                                                         -----------------------------------
Total current liabilities                                                       9,963           12,948

Commitments and contingencies - Note 10

Stockholders' equity
   Preferred stock, $.01 par value;  2,000,000 shares authorized, none issued and outstanding
   Common stock, $.01 par value; 40,000,000 shares authorized;
     13,299,762 issued and outstanding in 2000; 13,588,505 issued
     and outstanding in 1999                                                      138              136
   Capital in excess of par value                                              59,403           58,483
   Retained earnings (deficit)                                                 (9,543)           8,441
   Accumulated other comprehensive loss                                          (477)            (270)
   Treasury stock at cost; 500,000 shares                                      (1,730)
                                                                         -----------------------------------
                                                                               47,791           66,790
                                                                         -----------------------------------
                                                                              $57,754          $79,738
                                                                         ===================================

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31
       (In thousands, except for share related data)                         2000                     1999              1998
                                                                    -------------------------------------------------------------
       REVENUES
          Product revenue                                                  $   24,167                $  51,058          $ 50,340
          Service revenue                                                       3,985                    7,051             5,599
                                                                    -------------------------------------------------------------
                                                                               28,152                   58,109            55,939
                                                                    -------------------------------------------------------------
       COSTS OF REVENUES
          Cost of product revenue                                              10,502                   17,903            17,338
          Cost of service revenue                                               3,985                    4,032             4,191
                                                                    -------------------------------------------------------------
                                                                               14,487                   21,935            21,529
                                                                    -------------------------------------------------------------

       GROSS PROFIT                                                            13,665                   36,174            34,410

       OPERATING EXPENSES
           Research and development                                            16,930                   17,301            14,878
           Sales and marketing                                                 13,202                   14,412            13,005
           General and administrative                                           4,921                    5,221             5,119
           Non-recurring charges                                                                                             657
                                                                    -------------------------------------------------------------
                                                                               35,053                   36,934            33,659
                                                                    -------------------------------------------------------------

       INCOME (LOSS) FROM OPERATIONS                                          (21,388)                    (760)              751

       Interest income, net                                                     2,492                    2,293             1,998
       Litigation settlement                                                    6,500
       Gain on sale of network access card product line                         3,287
                                                                    -------------------------------------------------------------

       INCOME (LOSS) BEFORE INCOME TAXES                                       (9,109)                   1,533             2,749

       Income taxes                                                             8,875                      399               935
                                                                    -------------------------------------------------------------

       NET INCOME (LOSS)                                                   $  (17,984)                 $ 1,134           $ 1,814
                                                                    -------------------------------------------------------------

       NET INCOME (LOSS) PER SHARE
          Basic                                                            $    (1.32)                 $  0.08           $  0.14
          Diluted                                                          $    (1.32)                 $  0.08           $  0.13
                                                                    -------------------------------------------------------------

       SEE ACCOMPANYING NOTES.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         (In thousands, except for share related data)

                                                                                                               Accumulated
                                                                                    Capital                       Other
                                                           Common Stock           in Excess of   Retained     Comprehensive
                                                     Shares          Par Value      Par Value     Earnings        Loss
                                                 -----------------------------------------------------------------------------
         BALANCES AS OF
         DECEMBER 31, 1997                          13,122,843    $       131   $    54,584   $     5,493    $      (117)
                 Stock issued under
                     employee benefit plans
                                                       258,903              3         2,066
                 Tax benefit related to employee
                     stock plans                                                         70
                 Foreign currency translation
                  adjustment                                                                                         101
                 NET INCOME                                                                         1,814
                                                  ----------------------------------------------------------------------
                 Comprehensive income


         BALANCES AS OF
         DECEMBER 31, 1998
                                                    13,381,746            134        56,720         7,307            (16)
                 Stock issued under
                     employee benefit plans
                                                       206,759              2         1,589
                 Tax benefit related to employee
                     stock plans                                                        174
                 Foreign currency translation                                                                       (254)
                 NET INCOME                                                                         1,134
                                                  ----------------------------------------------------------------------
                 Comprehensive income


         BALANCES AS OF
         DECEMBER 31, 1999                          13,588,505            136        58,483         8,441           (270)
                 Stock issued under
                     employee benefit plans            211,257              2           920

                 Foreign currency translation                                                                       (207)
                 Acquisition of treasury stock        (500,000)
                 NET LOSS                                                                         (17,984)
                                                  ----------------------------------------------------------------------
                 Comprehensive loss

         BALANCES AS OF
         DECEMBER 31, 2000                          13,299,762       $    138      $ 59,403    $   (9,543)      $   (477)
                                                  ----------------------------------------------------------------------



                                                                        Total       Comprehensive
                                                        Treasury     Stockholders'     Income
                                                           Stock       Equity          (Loss)
                                                     -----------------------------------------
         BALANCES AS OF
         DECEMBER 31, 1997                                            $ 60,091
                 Stock issued under
                     employee benefit plans
                                                                         2,069
                 Tax benefit related to employee
                     stock plans                                            70
                 Foreign currency translation                              101       $    101
                     adjustment
                 NET INCOME                                              1,814          1,814
                                                      ---------------------------------------
                 Comprehensive income                                                $  1,915
                                                                                       ======

         BALANCES AS OF
         DECEMBER 31, 1998                                              64,145
                 Stock issued under
                     employee benefit plans                              1,591

                 Tax benefit related to employee
                     stock plans                                           174
                 Foreign currency translation                             (254)      $   (254)
                 NET INCOME                                              1,134          1,134
                                                      ---------------------------------------
                 Comprehensive income                                                  $  880
                                                                                       ======

         BALANCES AS OF
         DECEMBER 31, 1999                                              66,790
                 Stock issued under
                     employee benefit plans                                922

                 Foreign currency translation                             (207)      $   (207)
                 Acquisition of treasury stock        $ (1,730)         (1,730)

                 NET LOSS                                              (17,984)       (17,984)
                                                      ---------------------------------------
                 Comprehensive loss                                                  $(18,191)
                                                                                       ======

         BALANCES AS OF
         DECEMBER 31, 2000                            $ (1,730)       $ 47,791
                                                      ---------------------------------------



         SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                        YEAR ENDED DECEMBER 31
                                                                             2000              1999             1998
                                                                       -----------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                         $   (17,984)    $      1,134      $      1,814
Adjustments to reconcile net income (loss) to net cash provided by
   (used for) operating activities:
       Gain on sale of network access card product line                        (3,287)
       Depreciation and amortization                                            3,710            3,768             3,686
       Purchased technology write-off                                                            1,034
       Deferred income taxes                                                    7,780             (480)             (340)
       Tax benefit related to stock plan activities                                                174                70
       Changes in operating assets and liabilities:
         Accounts receivable                                                    3,654              978              (534)
         Inventories                                                           (1,971)           1,083               189
         Other current assets                                                      44              314              (556)
         Accounts payable and accrued expenses                                 (3,602)          (2,597)            3,265
         Deferred revenue                                                         164             (442)               81
                                                                       -----------------------------------------------------
Net cash provided by (used for) operating activities                          (11,492)           4,966             7,675

INVESTING ACTIVITIES
Cash received from sale of network access card product line                     3,000
Cash deposit used to purchase InfoWorkSpace                                    (6,000)
Net purchases of equipment and improvements                                    (2,891)          (3,093)           (4,545)
Purchases of marketable securities                                             (7,374)          (3,634)          (13,198)
Proceeds from sale of marketable securities                                    11,073           13,030             7,482
Decrease (increase) in other assets                                                61             (736)           (1,058)
                                                                       -----------------------------------------------------
Net cash provided by (used for) investing activities                           (2,131)           5,567           (11,319)

FINANCING ACTIVITIES
Repayment of long-term debt                                                                                         (167)
Net proceeds from issuance of stock under employee benefit plans                  922            1,591             2,069
Acquisition of treasury stock                                                  (1,730)
                                                                       -----------------------------------------------------
Net cash provided by (used for) financing activities                             (808)           1,591             1,902
Effect of exchange rate on cash and cash equivalents                             (207)            (254)              101
                                                                       -----------------------------------------------------
Increase (decrease) in cash and cash equivalents                              (14,638)          11,870            (1,641)
Cash and cash equivalents at beginning of year                                 35,095           23,225            24,866
                                                                       -----------------------------------------------------
Cash and cash equivalents at end of year                                 $     20,457      $    35,095       $    23,225
                                                                       =====================================================
Supplementary disclosure of cash flow information:
   Interest paid                                                         $         43      $        86       $        77
                                                                       =====================================================
Noncash investing activity
   Value of inventory to be received in connection with sale of
     network access card product line                                    $        750
                                                                       ==================

SEE ACCOMPANYING NOTES.

1.  BUSINESS

Ezenia! Inc. ("Ezenia!" or the "Company") operates in one business segment, which is the design, development, manufacturing, marketing and sale of real-time collaboration solutions for corporate networks and eBusiness. Founded in 1991, Ezenia! develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, consumer and institutional users.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. All assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange at the end of the year, while sales and expenses are translated at the average rates in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity.

SIGNIFICANT ESTIMATES AND ASSUMPTIONS

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment, and the Company's products are generally delivered without significant post-sale obligations to the customer. If significant obligations exist, revenue recognition is deferred until the obligations are satisfied. Estimated product warranty costs are accrued at the time of sale. Revenue from maintenance agreements is recognized ratably over the terms of the agreements, and other service revenue is recognized as the services are performed.

The Company has adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition," which did not and does not have a material effect on financial position or results of operations.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

All of the Company's cash equivalents and marketable securities are classified as available-for-sale, and accordingly are carried at fair market value based on quoted market prices. Unrealized gains and losses were not material in 2000, 1999 or 1998. Realized gains and losses are included in net interest income. The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents and marketable securities consist of highly rated U.S. and state government securities, commercial paper and short-term money market funds.

Marketable securities at December 31, 2000, by contractual maturity, include $7.6 million due in one year or less and $6.7 million due between one year and two years.

CONCENTRATIONS OF CREDIT RISK

Revenue from two customers accounted for 43%, 49% and 53% of total revenues in 2000, 1999 and 1998, respectively. Accounts receivable from these customers amounted to approximately $1.6 million and $3.2 million at December 31, 2000 and 1999, respectively. Export sales, primarily to Europe, were $11.3 million, $15.7 million and $15.7 million in 2000, 1999 and 1998, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. All of the Company's cash equivalents and marketable securities are maintained by major financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. Write-offs related to accounts receivable have been within management's expectations.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computer and office equipment                 3 years
Furniture and fixtures                        5 years
Leasehold improvements                        Shorter of lease term or estimated
                                                 useful life


DEFERRED REVENUE

Deferred revenue represents amounts received from customers under maintenance agreements or for product sales in advance of revenue recognition.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred. To date, costs of internally developed software eligible for capitalization have been immaterial and have been expensed as incurred.

INCOME TAXES

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

NET INCOME (LOSS) PER SHARE

The Company reports earnings per-share in accordance with the SFAS No. 128, "Earnings per Share." Diluted earnings per-share include the effect of dilutive stock options.

Shares used in computing basic and diluted net income (loss) per-share are as follows:

                                                      2000              1999              1998
                                                -----------------------------------------------------
BASIC                                              13,649,245        13,450,000        13,236,000
DILUTED                                            13,649,245        13,730,000        13,578,000
                                                -----------------------------------------------------

The effect of dilutive stock options on the total shares used to compute diluted net income per-share was 280,000 in 1999 and 342,000 in 1998.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets," the Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the fair value of the impaired asset.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations rather than the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock-Based Compensation." No compensation expense has been recognized by the Company for its stock option plans and its stock purchase plan.

ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes standards for the recognition, measurement and reporting of derivatives and hedging activities and is effective, as amended, for all quarters in fiscal years beginning after December 31, 2000. The Company anticipates that the adoption of this new accounting standard will not have a material impact on its consolidated financial statements.


3. ACQUISITIONS

On December 28, 2000, the Company entered into a definitive agreement to acquire all operating assets and intellectual property of InfoWorkSpace-TM-, a business unit of General Dynamics Electronic Systems, for $17 million in cash and 400,000 shares of the Company's common stock. An advance of $6 million was paid in December 2000, and the balance is due in installments through 2002. The 400,000 shares issued are accompanied by an option allowing the seller to put the shares back to the Company at $10 per share, beginning in December 2001. The put right shall expire December 31, 2002 or at such time as the last reported closing price of the common stock as reported on the Nasdaq National Market has been equal to or greater than $11.00 per-share for fifteen (15) consecutive trading days. Under the terms of the agreement, the Company will acquire the InfoWorkSpace-TM- product line and employ the management team and core group of developers. The acquisition will be accounted for as a purchase. Accordingly, the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. The Company expects the closing to occur in the first quarter of 2001.

InfoWorkSpace-TM- products provide knowledge workers a secure virtual workspace for project and team collaboration. InfoWorkSpace-TM- is currently used primarily by government organizations, including Defense Department agencies and the Intelligence Community.

4. SALE OF PRODUCT LINE

On September 15, 2000, the Company completed the sale of assets and technology associated with its network access card product line to Telco Systems, Inc. (Telco) for cash of $4.5 million, receivable in installments through March 2001, and $1.5 million of future product to be supplied by Telco. Revenue from sales of NAC products were $3.3 million, $5.7 million and $9.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

5.  INVENTORIES

Inventories consist of:

                                                                                  December 31
(In thousands)                                                             2000                1999
                                                                    ----------------------------------------
Raw materials and subassemblies                                            $ 1,890              $1,790
Work in process                                                                649                 565
Finished goods                                                                 748                 255
                                                                    ----------------------------------------
                                                                           $ 3,287              $2,610
                                                                    ========================================


6. EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of:

                                                                                 December 31
(In thousands)                                                             2000               1999
                                                                    ---------------------------------------
Computer and office equipment                                          $ 18,724            $ 18,475
Furniture and fixtures                                                      314                 408
Leasehold improvements                                                    1,550                 926
                                                                    ---------------------------------------
                                                                         20,588              19,809
Less accumulated depreciation                                            14,790              13,348
                                                                    ---------------------------------------

                                                                        $ 5,798             $ 6,461
                                                                    =======================================


7. ACCRUED EXPENSES

Accrued expenses consist of:

                                                                                 December 31
(In thousands)                                                             2000               1999
                                                                    ---------------------------------------
Employee compensation and benefits                                     $ 1,871               $ 2,042
Professional fees                                                          150                  763
Warranties and other customer-related costs                              2,010                1,907
Income taxes                                                             2,847                1,448
Other                                                                      330                1,435
                                                                    ---------------------------------------
                                                                       $ 7,207               $ 7,595
                                                                    =======================================

8. INCOME TAXES

The provision for income taxes (benefit) for 2000, 1999 and 1998 is as follows:

                                                                                      Year ended December 31
(In thousands)                                                               2000              1999             1998
                                                                       -----------------------------------------------------
Current:
   Federal                                                                                 $       619       $     1,029
   State                                                                                            43               112
   Foreign                                                                 $    1,095              217               134
                                                                       -----------------------------------------------------
                                                                                1,095              879             1,275
Deferred:
   Federal                                                                      6,769             (382)             (298)
   State                                                                          967              (54)              (42)
    Foreign                                                                        44              (44)
                                                                       -----------------------------------------------------
                                                                                7,780             (480)             (340)
                                                                       -----------------------------------------------------
                                                                            $    8,875     $       399       $       935
                                                                       =====================================================

Cash payments for income taxes totaled approximately $1,180,000 in 2000, $1,700,000 in 1999 and $254,000 in 1998. Payments and provision for income taxes made in 2000 include $975,000 of foreign withholding tax related to the Company's litigation settlement (See Note 9). This amount is currently held in escrow until certain matters related to the settlement are resolved with tax authorities in Israel.

The total income tax expense differs from the income tax at the statutory federal income tax rate due to the following:


                                                                                      Year ended December 31
(In thousands)                                                               2000              1999             1998
                                                                       -----------------------------------------------------
Federal income tax at statutory rate                                      $   (3,097)        $   521           $   935
State income taxes, net of federal benefit                                      (289)              37               164
Foreign taxes, net                                                               119              107               126
Research and development tax credits                                            (606)            (261)              (92)
Tax-exempt interest income                                                                        (64)             (242)
Other                                                                             37               59                44
Valuation allowance                                                           12,711
                                                                       -----------------------------------------------------
Total income tax expense                                                  $    8,875           $  399           $   935
                                                                       =====================================================

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                                                Year ended December 31
(In thousands)                                                                  2000              1999
                                                                       -----------------------------------------
Deferred tax assets:
     Purchased research and development                                                           $4,589
     Net operating loss carryforwards                                       $   9,040
     Research and development credits                                           1,231                625
     Foreign tax credits                                                          975
     Accruals and allowances not currently deductible for tax purposes            965              2,038
     Depreciation and other                                                       500                528
     Valuation allowance                                                      (12,711)
                                                                       -----------------------------------------
Total deferred tax assets                                                   $       0             $7,780
                                                                       =========================================

At December 31, 2000, the Company has available net operating loss carryforwards of approximately $22,600,000 expiring in 2021 and federal research and development tax credit carryforwards of approximately $606,000 expiring in 2021 and $625,000 expiring in 2020.


9. NON-RECURRING CHARGES AND CREDITS

On June 16, 2000, the Company settled its patent infringement suit against Accord in the United States District Court for the District of Massachusetts. The settlement agreement, which was recorded in the quarter ended June 30, 2000, provided, among other things, that the Company receive $6,500,000 in return for a covenant not to sue with respect to the patents that were the subject of the litigation. The Company received the payment in 2000, net of foreign tax withholding.

In July 1999, the Court of Appeals for the Federal Circuit upheld a Federal District court's previous ruling in Datapoint's patent infringement case with PictureTel Corporation, that products sold by PictureTel, including those manufactured by the Company, do not infringe on any of the Datapoint patents in the videconferencing field and that the patent claims asserted against PictureTel are invalid. As a result, in the quarter ended September 30, 1999, the Company reversed into cost of product revenue an accrual of $1,075,000, which had been established in prior periods, for estimated potential liability associated with this litigation.

Also, in the quarter ended September 30, 1999, the Company experienced a significant decline in revenue associated with technology purchased as part of the 1997 acquisition of the NAC business unit from Promptus Communications. Concurrently, the Company introduced products using new network access technology to replace the products manufactured utilizing the technology acquired from Promptus Communications. During the quarter ended September 30, 1999, the Company estimated the contribution of the acquired NAC technology to the future operating results of the Company would be insignificant and wrote-off, as part of cost of product revenue, approximately $1,034,000 of related unamortized purchased technology.

In March 1998, the Company adopted a plan to restructure certain of its operations to increasingly focus and streamline its product offerings. As a result of these actions, the Company recorded charges of approximately $1,300,000 in 1998. These one-time charges included $657,000 reported as non-recurring restructuring expenses primarily covering estimated severance costs, $450,000 reported as a part of cost of sales for various write-downs of excess and obsolete inventory and $193,000 for certain facilities costs reported as research and development expenses.

10. COMMITMENTS AND CONTINGENCIES

The Company rents its primary facility under an operating lease, which expires in February 2006. The Company also leases sales offices under leases that expire on various dates through February 2005. Future minimum lease payments at December 31, 2000 under these non-cancelable operating leases are approximately $1,038,000 in 2001, $1,049,000 in 2002 and $1,047,000 each in 2003, 2004 and
2005.

Rent expense was approximately $949,000, $916,000 and $997,000 in 2000, 1999 and 1998, respectively.


11. PREFERRED STOCK.

Each series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors.


12. BENEFIT PLANS

STOCK INCENTIVE PLAN

The Company's Amended and Restated 1991 Stock Incentive Plan (the "1991 Plan") provides for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, of up to 6,090,541 shares to officers, employees and consultants. The Plan is administered by the Board of Directors. Options have been granted at a price not less than the fair market value on the date of grant. The options generally become exercisable over a four to five-year period and expire over a period not exceeding ten years. In February 2000, the Board of Director's approved the acceleration of all outstanding and future options granted pursuant to the 1991 Plan and the Company's Amended and Restated 1994 Non-Employee Director Stock Option Plan (the "Director Plan") upon a "Change in Control" or an "Acquisition" (as each such term is defined in the 1991 Plan); provided, however, that the vesting of no such option shall be so accelerated in the event that the holder thereof elects to forego such acceleration on or prior to the date of such Change in Control or Acquisition. Shares issuable increased as of January 1, 2001 by 664,988, which represents five percent of the total number of shares of common stock issued and outstanding as of December 31, 2000. The current plan terminates on March 31, 2001.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

The Director Plan provides that each non-employee director of the Company be granted an option to acquire 15,000 shares of common stock on the date that person becomes a director and annually be granted, beginning with the January 1 falling at least twelve months after a Director's initial grant, an option to purchase an additional 3,000 shares. Options are granted at a price equal to the fair market value on the date of grant. The options become exercisable over a four-year period, and expire ten years from the date of grant. The Company has reserved 200,000 shares of common stock for issuance under the Director Plan and has granted options issued or issuable for this number of shares. Accordingly, at present, no additional options may be granted under the Director Plan.

A summary of option activity under the 1991 Plan and the Director Plan is as follows:


                                                                            Weighted
                                                                             Average
                                                                            Exercise
                                                           Shares              Price
                                                     ------------------------------------
Outstanding at December 31, 1997                          2,189,639           $16.08
   Granted                                                  965,500             9.10
   Terminated                                              (815,090)           19.63
   Exercised                                               (163,192)            7.33
                                                     -------------------

Outstanding at December 31, 1998                          2,176,857            12.31
   Granted                                                1,472,875             8.45
   Terminated                                            (1,192,938)           11.61
   Exercised                                               (112,403)            6.60
                                                     -------------------

Outstanding at December 31, 1999                          2,344,391            10.52
   Granted                                                2,425,477             5.88
   Terminated                                            (1,729,657)            9.77
   Exercised                                                (47,798)            6.20
                                                     -------------------

Outstanding at December 31, 2000                          2,992,413          $  5.79
                                                     ------------------------------------

Related information for options outstanding and exercisable as of December 31, 2000 under these benefit plans is as follows:

                                                             Weighted
                                                             Average           Weighted
                                         Outstanding        Remaining           Average
   Range of exercise prices                Options      Contractual Life    Exercise Price
                                    -----------------------------------------------------
    $  1.87 - $  7.94                    2,126,267             6.96            $   3.47
       8.00 -   10.00                      369,456             8.67                9.18
      10.06 -   19.25                      473,910             4.93               12.10
      23.25 -   43.25                       22,780             2.32               35.75
                                    -----------------------------------------------------
                                         2,992,413                             $   5.79
                                    -----------------                  ------------------



                                                           Weighted
                                       Exercisable         Average
   Range of exercise prices               Options       Exercise Price
                                    ----------------------------------
   $  3.00 - $  7.94                       401,238           $ 2.01
      8.00 -   10.00                        91,940             9.18
     10.06 -   19.25                       223,230            12.41
     23.25 -   43.25                        20,765            35.38
                                    ----------------------------------
                                           737,173           $ 6.99
                                    ----------------------------------

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the "Stock Purchase Plan") under which eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 600,000 shares of common stock have been reserved for issuance under this plan.

PRO-FORMA INFORMATION FOR STOCK-BASED COMPENSATION

Pro-forma information regarding net income (loss) and earnings (loss) per-share, as if the Company had used the fair value method of SFAS 123 to account for stock options issued under its 1991 Plan and Director Plan, and shares purchased under the Stock Purchase Plan, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions as of the date of grant: risk-free interest rates equal to the then available rate for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options; no dividend yields; an average volatility factor of the expected market price of the Company's common stock over the expected life of the option of 1.29 in 2000, .86 in 1999 and .85 in 1998; and a weighted-average expected life of the option of 5.3 years in 2000, 5.4 years in 1999 and 5.3 years in 1998.

For purposes of pro-forma disclosures, the estimated weighted average fair value of options granted during the year of $6.10, $7.22 and $6.47 in 2000, 1999 and 1998, respectively, is amortized to expense over the related vesting period. Pro-forma information is as follows:

(In thousands except for per-share information)

                                                            2000             1999              1998
                                                     ------------------------------------------------------
Pro-forma net loss                                        $ (22,449)         $ (2,813)       $ (2,375)
Pro-forma net loss per share
   Basic                                                     (1.64)            (0.21)          (0.18)
   Diluted                                                   (1.64)            (0.21)          (0.18)

SAVINGS PLAN

The Company sponsors a savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Contributions from the Company are made at the discretion of the Board of Directors and approximated $236,000 in 2000, $293,000 in 1999 and $227,000 in 1998.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                       QUARTER ENDED
                                            MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                           --------------------------------------------------------
2000
Revenue                                    $  9,167       $  7,277       $  6,506       $  5,202

Gross profit                                  4,735          3,482          3,289          2,159

Operating loss                               (4,709)        (5,957)        (5,189)        (5,533)

Net income (loss)                           (11,901)           183         (1,257)        (5,009)

Net income (loss) per share - basic            (.87)           .01           (.09)          (.37)

Net income (loss) per share - diluted          (.87)           .01           (.09)          (.37)


1999
Revenue                                    $ 16,562       $ 16,832       $ 12,036       $ 12,680

Gross profit                                 10,416         10,558          7,326          7,877

Operating income (loss)                       1,475          1,577         (2,127)        (1,683)

Net income (loss)                             1,332          1,371           (993)          (574)

Net income (loss) per share - basic            0.10           0.10          (0.07)         (0.04)

Net income (loss) per share - diluted          0.10           0.10          (0.07)         (0.04)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

--------------------------------------------------------------------------------

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned, "Proposal No. 1 - Election of Directors" and "Section 16(a) - Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 30, 2001. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned, "Executive Officers of the Registrant" in Part I.


ITEM 11. EXECUTIVE COMPENSATION

    The information required with respect to this item may be found in the sections captioned "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 30, 2001. Such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required with respect to this item may be found in the section captioned, "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 30, 2001. Such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required with respect to this item may be found in the section captioned, "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 30, 2001. Such information is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF FORM 10-K

1.       CONSOLIDATED FINANCIAL STATEMENTS.

         The following consolidated financial statements and supplementary data are included in Part II-Item 8 filed as part of this report:

         o   Consolidated Balance Sheets as of December 31, 2000 and 1999
         o   Consolidated Statements of Operations for the years ended
             December 31, 2000, 1999 and 1998
         o Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
         o   Consolidated Statements of Cash Flows for the years ended
             December 31, 2000, 1999 and 1998 o Notes to Consolidated Financial Statements
         o   Quarterly Financial Information (unaudited)
         o   Report of Independent Auditors

2.       FINANCIAL STATEMENT SCHEDULE.

o        Schedule II - Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

3.       LIST OF EXHIBITS.

             EXHIBIT
             NUMBER               DESCRIPTION OF EXHIBIT
             ------               ----------------------
               3.1*           Form of Amended and Restated Certificate of Incorporation of the Registrant.
               3.2*           Amended and Restated By-Laws of the Registrant.
               4.1*           Specimen Stock Certificate.
              10.1*           Amended and Restated 1991 Stock Incentive Plan of the Registrant.
              10.2*           Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
              10.3*           1995 Employee Stock Purchase Plan of the Registrant.
              10.15*          License Agreement dated January 2, 1995 between the Registrant and Datapoint
                              Corporation.
              10.16*          Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
              10.17**         Lease for 63 Third Avenue, Burlington, MA dated as
                              of March 1, 1996 between the Registrant and the
                              Trustees of Building #27 Associates.
              10.19***        Employment Agreement dated January 22, 1998 between the Registrant and
                              Khoa D. Nguyen.
              10.20           Asset Purchase Agreement, dated as of December 28, 2000 between Ezenia! Inc. and General
                              Dynamics Government Systems Corporation, as amended.
              21.1            Subsidiaries of the Registrant.
              23.1            Consent of Ernst & Young LLP.

(Note: The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt of the Company or any of its subsidiaries which is not filed herewith or listed herein since it relates to outstanding debt in an amount not greater than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.)

         * Incorporated by reference from the Company's Registration Statement on Form S-1.
         ** Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
         *** Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

(b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EZENIA! INC.


                                  /s/ KHOA D. NGUYEN
                                  ----------------------------------------------
                                  Khoa D. Nguyen
                                  Chairman, Chief Executive Officer
                                  and President
                                  (Principal Executive Officer)
                                  Date: March 7, 2001

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


SIGNATURE                                            TITLE                                        DATE
---------                                            -----                                        ----

/S/ KHOA D. NGUYEN                                  Chairman, Chief Executive Officer         March 7, 2001
-------------------------------------------         (Principal Executive Officer)
Khoa D. Nguyen                                      and President




/s/ STEPHEN G. BASSETT                               Chief Financial Officer                  March 7, 2001
-------------------------------------------          (Principal Financial
Stephen G. Bassett                                   and Accounting Officer)



/s/ WILLIAM E. FOSTER                                Director                                 March 7, 2001
-------------------------------------------
William E. Foster


/s/ JOHN F. KEANE, JR.                               Director                                 March 7, 2001
-------------------------------------------
John F. Keane, Jr.


/s/ JOHN A. McMULLEN                                 Director                                 March 7, 2001
-------------------------------------------
John A. McMullen


/s/ ROY G. PERRY                                     Director                                 March 7, 2001
-------------------------------------------
Roy G. Perry

EZENIA! INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



COLUMN A - DESCRIPTION                    COLUMN B            COLUMN C - ADDITIONS             COLUMN D         COLUMN E
----------------------                    --------            --------------------             --------         --------
                                                                                             DEDUCTIONS -
                                         BALANCE AT        CHARGED TO       CHARGED TO      UNCOLLECTIBLE      BALANCE AT
                                        BEGINNING OF       COSTS AND           OTHER           ACCOUNTS           END
ACCOUNTS RECEIVABLE ALLOWANCES             PERIOD           EXPENSES         ACCOUNTS         WRITTEN-OFF       OF PERIOD
-------------------------------------  ---------------   ---------------  ---------------   ---------------  ---------------
  Year Ended December 31, 2000            $ 1,518,179          $     --        $      --       $ (801,941)        $ 716,238


  Year Ended December 31, 1999              1,534,311                --            7,460          (23,592)        1,518,179

  Year Ended December 31, 1998              1,338,311             5,000          191,000                -         1,534,311