Form 10-Q
period 2001-03-31
EZENIA INC
filed 2001-05-15
CIK 943894

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the registrant's Common Stock as of May 10, 2001 was 13,791,880.

================================================================================

                                  EZENIA! INC.

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I.   FINANCIAL INFORMATION

ITEM 1    Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets
            March 31, 2001 and December 31, 2000.......................................  3

          Condensed Consolidated Statements of Operations
            Three months ended March 31, 2001 and 2000.................................  4

          Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 2001 and 2000.................................  5

          Notes to Condensed Consolidated Financial Statements.........................  6

ITEM 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................  8

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk................... 10

PART II.  OTHER INFORMATION

ITEM 2    Changes in Securities and Use of Proceeds.................................... 11

ITEM 6    Exhibits and Reports on Form 8K.............................................. 11

SIGNATURE.............................................................................. 12


This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Company's 2000 Annual Report to Shareholders in the section titled "Factors which may affect future operations". Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                  EZENIA! INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2001            2000
                                                                               ---------      ------------
ASSETS
Current assets
   Cash and cash equivalents                                                   $ 15,219         $20,457
   Marketable securities                                                          7,836          14,286
   Accounts receivable, less allowances of $645 and $716 at March 31,             2,008           3,146
     2001 and December 31, 2000, respectively
   Inventories                                                                    4,206           3,287
   Receivable from sale of product line                                                           1,500
   Prepaid software licenses                                                      1,521
   Prepaid expenses and other current assets                                      1,820           1,889
                                                                               --------         -------
Total current assets                                                             32,610          44,565

Equipment and improvements, net of accumulated depreciation                       5,817           5,798
Investment in InfoWorkSpace                                                                       6,000
Goodwill and other intangible assets                                             22,450
Other assets, net                                                                   610           1,391
                                                                               --------         -------

                                                                               $ 61,487         $57,754
                                                                               ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable                                                               $  5,000
   Accounts payable                                                               2,811         $ 1,989
   Accrued expenses                                                               6,636           7,207
   Deferred revenue                                                               2,055             767
                                                                               --------         -------
Total current liabilities                                                        16,502           9,963

Common stock subject to put; 400,000 shares issued and
  outstanding at March 31, 2001                                                   3,975

Stockholders' equity
  Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
  Common stock, $.01 par value, 40,000,000 shares authorized;
    13,391,880 issued and outstanding at March 31, 2001;
    13,299,762 issued and outstanding at December 31, 2000                          139             138
  Capital in excess of par value                                                 59,553          59,403
  Retained earnings (deficit)                                                   (16,427)         (9,543)
  Accumulated other comprehensive loss                                             (525)           (477)
  Treasury stock at cost; 500,000 shares                                         (1,730)         (1,730)
                                                                               --------         -------
                                                                                 41,010          47,791
                                                                               --------         -------
                                                                               $ 61,487         $57,754
                                                                               ========         =======

                             See accompanying notes.

                                      EZENIA! INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                      (UNAUDITED)



                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             2001                2000
                                                                       ------------------ -------------------
Revenues
   Product revenue                                                          $     2,579        $     8,056
   Service revenue                                                                  780              1,111
                                                                       ------------------ -------------------
                                                                                  3,359              9,167
                                                                       ------------------ -------------------

Cost of revenues
   Cost of product revenue                                                        1,414              3,408
   Cost of service revenue                                                          960              1,024
                                                                       ------------------ -------------------
                                                                                  2,374              4,432
                                                                       ------------------ -------------------
Gross profit                                                                        985              4,735

Operating expenses
   Research and development                                                       2,953              5,070
   Sales and marketing                                                            3,411              3,169
   General and administrative                                                     1,385              1,205
                                                                       ------------------ -------------------
Total operating expenses                                                          7,749              9,444
                                                                       ------------------ -------------------
Loss from operations                                                             (6,764)            (4,709)

Other income (loss)
   Interest income, net                                                             455                622
   Loss on investment                                                              (543)
                                                                       ------------------ -------------------
                                                                                    (88)               622
Loss before income taxes                                                         (6,852)            (4,087)
Income taxes                                                                         32              7,814
                                                                       ------------------ -------------------
Net loss                                                                    $    (6,884)       $   (11,901)
                                                                       ================== ===================

Net loss per share:
   Basic and diluted                                                        $     (0.51)       $     (0.87)
Weighted average common shares
   Basic and diluted                                                         13,378,807         13,645,625


                                    See accompanying notes.

                                          EZENIA! INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)
                                           (UNAUDITED)



                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  2001                 2000
                                                                           -------------------  -------------------
OPERATING ACTIVITIES
Net loss                                                                            $(6,884)            $(11,901)
Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                      746                  948
     Deferred income taxes                                                                                 7,780
     Loss on investment                                                                 543
     Changes in operating assets and liabilities:
         Accounts receivable                                                          1,138                  609
         Inventories                                                                   (919)                (708)
         Prepaid software licenses                                                     (646)
         Other current assets                                                            69                 (170)
         Accounts payable and accrued expenses                                          251                1,468
         Other current liabilities                                                      (17)                 242
                                                                           -------------------  -------------------
Net cash used for operating activities                                               (5,719)              (1,732)

INVESTING ACTIVITIES
Cash received from sale of network access card product line                           1,500
Acquisition of InfoWorkSpace                                                         (7,526)
Net purchases of equipment and improvements                                            (239)              (1,451)
Changes in marketable securities, net                                                 6,450                2,392
Change in other assets                                                                  193                  (18)
                                                                           -------------------  -------------------
Net cash provided by investing activities                                               378                  923

FINANCING ACTIVITIES
Net proceeds from stock issued under employee stock benefit plans                       151                  470
                                                                           -------------------  -------------------
Net cash provided by financing activities                                               151                  470
Effect of exchange rate on cash and cash equivalents                                    (48)                 (68)
                                                                           -------------------  -------------------
Decrease in cash and cash equivalents                                                (5,238)                (407)
Cash and cash equivalents at beginning of period                                     20,457               35,095
                                                                           -------------------  -------------------

Cash and cash equivalents at end of period                                          $15,219             $ 34,688
                                                                           ===================  ===================


                                          See accompanying notes.

                                   EZENIA! INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments, necessary for a fair presentation of the results of these interim periods. In addition to normal recurring adjustments, the financial statements for 2001 include provision for loss on investment (see note 4) and for 2000 include the write-off of deferred tax assets. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2000 Annual Report to Shareholders on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.  INVENTORIES

    Inventories consist of:



                                                           MARCH 31,               DECEMBER 31,
       (In thousands)                                        2001                      2000
                                                       -----------------        -----------------
       Raw materials and subassemblies                          $2,816                   $1,890
       Work in process                                           1,005                      649
       Finished goods                                              385                      748
                                                       -----------------        -----------------
                                                                $4,206                   $3,287
                                                       =================        =================


3.   INFOWORKSPACE ACQUISITION

On March 27, 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace-TM- business unit of General Dynamics Electronic Systems for $17 million in cash and 400,000 shares of the Company's common stock. An advance of $6 million was paid in December 2000, an additional $6 million was paid at closing, and the balance is due in installments through 2002. The 400,000 shares issued were accompanied by an option allowing the seller to put the shares back to the Company at $10 per share, beginning in December 2001. The put right shall expire December 31, 2002 or at such time as the last reported closing price of the common stock as reported on the Nasdaq National Market has been equal to or greater than $11.00 per share for fifteen (15) consecutive trading days. Pursuant to the terms of the purchase agreement, the Company paid approximately $1 million at the closing to cover the seller's transitional operating costs (net of revenue earned during the period) for the period between the signing of the purchase agreement and the closing of the transaction. The acquisition has been accounted for as a purchase. For the purpose of allocating the total purchase price, the Company determined the fair value of the tangible and intangible assets acquired from General Dynamics Electronic Systems. Goodwill and other intangible assets relating to the acquisition will be amortized over periods not to exceed 5 years.

InfoWorkSpace-TM- products provide knowledge workers a secure virtual workspace for project and team collaboration. InfoWorkSpace-TM- is currently used primarily by government organizations, including Defense Department agencies and the Intelligence Community.

4.   LOSS ON INVESTMENT

Loss on investment represents an adjustment recorded during the period ended March 31, 2001, to reduce to zero the carrying value of the Company's minority investment in a closely-held company which had informed the Company during the first quarter of 2001 that it was experiencing financial difficulties.

5.   COMPREHENSIVE LOSS

Total comprehensive loss consists of the following:



                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,

(In thousands)                                                           2001               2000
                                                                   -------------------------------------
Net loss                                                                 $(6,884)         $(11,833)
Foreign currency translations                                                (48)              (68)
                                                                   -------------------------------------
Comprehensive loss                                                       $(6,932)         $(11,969)
                                                                   =====================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         REVENUE Revenue decreased to $3.4 million for the quarter ended March 31, 2001 from $9.2 million reported for the quarter ended March 31, 2000. The decrease in revenue was principally related to a significant decline in sales of ISDN products and related service revenues as the videoconferencing market continues to weaken. In particular, sales of ISDN products and related services to PictureTel Corporation and VTEL Corporation (which customers accounted for 26% and 17% of the Company's revenue in 2000, respectively) were significantly lower than in quarters ended March 31, 2000 and December 31, 2000.

         Revenue from international markets accounted for approximately 51% and 36% of revenue for the quarters ended March 31, 2001 and 2000 respectively.

         GROSS PROFIT Gross profit as a percentage of revenue was 29.3% for the quarter ended March 31, 2001 as compared to 51.7% for the quarter ended March 31, 2000. Reduction in margin for the quarter ended March 31, 2001 was primarily attributable to the overall decrease in revenues and the related disproportionate effect of fixed manufacturing and service costs included in cost of revenues.

         RESEARCH AND DEVELOPMENT Research and development expenses decreased to $3.0 million for the quarter ended March 31, 2001 from $5.1 million for the quarter ended March 31, 2000. The Company's spending decrease was primarily attributable to the completion of various engineering projects and the reduction of costs related to the sale in September 2000 of the network access card product line.

         SALES AND MARKETING Sales and marketing expenses increased to $3.4 million for the quarter ended March 31, 2001 from $3.2 million for the quarter ended March 31, 2000. The increase was primarily due to the Company's continued hiring of sales and marketing personnel, focused on IP and Internet products rather than ISDN products.

         GENERAL AND ADMINISTRATIVE General and administrative expenses increased to $1.4 million for the quarter ended March 31, 2001 from $1.2 million for the quarter ended March 31, 2000. The increase was attributable principally to professional fees.

         INTEREST INCOME, NET Interest income, net, decreased to approximately $455 thousand in the quarter ended March 31, 2001, from approximately $622 thousand in the quarter ended March 31, 2000. The decrease was due principally to a decrease in the amount of cash available for investment.

         PROVISION FOR INCOME TAXES Provision for income taxes for the quarter ended March 31, 2001 represents foreign taxes of the Company's international subsidiary. In the quarter ended March 31, 2000, the Company recorded a valuation allowance of approximately $7.8 million to reduce the carrying value of its deferred tax asset to zero.

      OTHER FACTORS WHICH MAY AFFECT FUTURE OPERATIONS There are a number of business factors which singularly or combined may affect the Company's future operating results. Some of them, including dependence on major customers, market growth and the risks and uncertainties related to an evolving market, rapid technological change, competition, integration of the technology, personnel, and operation of the InfoWorkSpace business, variability of quarterly results, protection of proprietary technology, and retention of key employees have been outlined in the Company's 2000 Annual Report to Shareholders on Form 10-K for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company has cash, cash equivalents and marketable securities of approximately $23.1 million, which are regularly invested in short-term money market funds, government securities, and commercial paper. On March 27, 2001, the Company committed an aggregate of $5.0 million of this amount to cash collateralize two standby letters of credit as security for $3.0 million and $2.0 million payments payable, in July 2001 and January 2002, respectively, in connection with its acquisition of the InfoWorkSpace business. The Company recorded a net loss of $18.0 million for the year ended December 31, 2000 (which included net income of $5.5 million from the settlement of patent litigation and a gain of $3.3 million from the sale of the Company's network access card product line) and a net loss of $6.9 for the quarter ended March 31, 2001.

      The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or to improve operating margins considerably. There is little likelihood of securing additional capital on reasonable terms, if at all, in the near future. Accordingly, the Company is in the process of identifying actions to be taken to improve operating margins. These actions may include narrowing sales and marketing efforts to focus on the most promising products, consolidating back-office systems, and reducing headcount among other things. There can be no assurance that any actions implemented by the Company will reduce expenses or increase revenue to the extent desired or whether such reduction, if any, will materially extend the Company's ability to continue operations. In addition, the Company has engaged an investment banking firm to advise management in exploring alternatives for maximizing shareholder value.

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

PART II - OTHER INFORMATION


Item 2.    Changes in Securities and Use of Proceeds

      On March 27, 2001, the Company issued 400,000 shares of its common stock, par value $0.01 per share (the "Shares"), to General Dynamics Government Systems Corporation ("GD") in connection with the closing of a certain Asset Purchase Agreement, dated as of December 28, 2000 (the "Agreement"), between the Company and GD.

      Pursuant to the Agreement, the Company acquired the operating assets (including, without limitation, intellectual property) and specified contractual liabilities relating to certain assets used by the Electronic Systems Division of GD in the conduct of its InfoWorkSpace products and technology business. The total consideration paid by the Company for the assets was $21,000,000 plus certain other direct costs of acquisition. The Shares are subject to a certain Put Agreement, dated as of March 27, 2001, between the Company and GD, pursuant to which GD has the right to require the Company to redeem the Shares at a price of $10.00 per share on specified future dates.

      The Shares were sold in a private offering which the Company believes qualifies as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended.


Item 6.   Exhibits and Reports on Form 8-K

          None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EZENIA! INC.


Date: May 15, 2001            By:   /s/ Stephen G. Bassett
                                  ---------------------------------
                                    Stephen G. Bassett
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)