Form 10-Q
period 2001-06-30
EZENIA INC
filed 2001-08-02
CIK 943894

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

The number of shares outstanding of the registrant's Common Stock as of July 31, 2001 was 13,741,880.


===============================================================================

                                  EZENIA! INC.

                                      INDEX


                                                                                                    PAGE

PART I.    FINANCIAL INFORMATION

ITEM 1     Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
             June 30, 2001 and December 31, 2000......................................................3

           Condensed Consolidated Statements of Operations
             Three months and six months ended June 30, 2001 and 2000.................................4

           Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 2001 and 2000..................................................5

           Notes to Condensed Consolidated Financial Statements.......................................6

ITEM 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................................9

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk................................12

PART II.   OTHER INFORMATION

ITEM 4     Submission of Matters to a Vote of Securities Holders.....................................13

ITEM 6     Exhibits and Reports on Form 8K...........................................................14

SIGNATURE............................................................................................15


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

                                  EZENIA! INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)


                                                                               JUNE 30,             DECEMBER 31,
                                                                                 2001                   2000
                                                                           -----------------      -----------------
ASSETS
Current assets
   Cash and cash equivalents                                                     $10,292                $20,457
   Marketable securities                                                           4,083                 14,286
   Accounts receivable, less allowances of  $613 and $716 at                       2,127                  3,146
      June 30, 2001 and December 31, 2000, respectively
   Inventories                                                                     3,325                  3,287
   Receivable from sale of product line                                                                   1,500
   Prepaid software licenses                                                       1,318
   Prepaid expenses and other current assets                                       1,831                  1,889
                                                                           -----------------      -----------------
Total current assets                                                              22,976                 44,565

Equipment and improvements, net of accumulated depreciation                        5,289                  5,798
Investment in InfoWorkSpace                                                                               6,000
Goodwill and other intangible assets                                              20,805
Other assets, net                                                                    615                  1,391
                                                                           -----------------      -----------------
                                                                                 $49,685                $57,754
                                                                           =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable                                                                  $5,000
   Accounts payable                                                                1,529                $ 1,989
   Accrued expenses                                                                5,318                  7,207
   Accrued restructuring expenses                                                  1,261
   Deferred revenue                                                                1,599                    767
                                                                           -----------------      -----------------
Total current liabilities                                                         14,707                  9,963

Common stock subject to put; 400,000 shares issued and outstanding at              3,975
   June 30, 2001

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized; 13,741,880 issued and outstanding at June 30, 2001; 13,299,762 issued
   and outstanding at December 31, 2000                                              139                    138
Capital in excess of par value                                                    59,553                 59,403
Retained earnings (deficit)                                                      (26,339)                (9,543)
Accumulated other comprehensive loss                                                (589)                  (477)
Treasury stock at cost, 550,000 shares at June 30, 2001 and 500,000               (1,761)                (1,730)
   shares at December 31, 2000
                                                                         -----------------      -----------------
                                                                                  31,003                 47,791
                                                                         -----------------      -----------------
                                                                                 $49,685                $57,754
                                                                         =================      =================


                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)


                                              THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                   JUNE 30,                                     JUNE 30,
                                            2001               2000                      2001               2000
                                     ------------------- ------------------       ------------------- ------------------
Revenue
   Product revenue                             $2,452              $6,292                   $5,031             $14,348
   Service revenue                                969                 985                    1,749               2,096
                                     ------------------- ------------------       ------------------- ------------------
                                                3,421               7,277                    6,780              16,444

Cost of revenue
   Cost of product revenue                      1,391               2,897                    2,805               6,305
   Cost of service revenue                      1,033                 898                    1,993               1,922
                                     ------------------- ------------------       ------------------- ------------------
                                                2,424               3,795                    4,798               8,227
                                     ------------------- ------------------       ------------------- ------------------
Gross profit                                      997               3,482                    1,982               8,217

Operating expenses
   Research and development                     2,951               5,045                    5,904              10,115
   Sales and marketing                          3,515               3,244                    6,926               6,413
   General and administrative                   1,238               1,150                    2,623               2,355
   Amortization of goodwill and
     other intangible assets                    1,365                                        1,365
   Restructuring                                2,013                                        2,013
                                     ------------------- ------------------       ------------------- ------------------
Total operating expenses                       11,082               9,439                   18,831              18,883
                                     ------------------- ------------------       ------------------- ------------------

Loss from operations                          (10,085)             (5,957)                 (16,849)            (10,666)

Other income (loss)
   Interest income, net                           187                 642                      642               1,264
   Litigation settlement                                            6,500                                        6,500
   Loss on investment                                                                         (543)
                                     ------------------- ------------------       ------------------- ------------------
                                                  187               7,142                       99               7,764

Income (loss) before income taxes              (9,898)              1,185                  (16,750)             (2,902)
Income taxes                                       14               1,002                       46               8,816
                                     ------------------- ---------------------------------------------------------------

Net income (loss)                             ($9,912)             $  183                 ($16,796)           ($11,718)
                                     =================== ==================       =================== ==================

Net income (loss) per share:
   Basic                                       ($0.72)              $0.01                   ($1.24)            ($0.86)
   Diluted                                     ($0.72)              $0.01                   ($1.24)            ($0.86)
Weighted average common shares:
   Basic                                   13,784,907          13,693,980               13,584,113          13,668,893
   Diluted                                 13,784,907          13,711,701               13,584,113          13,668,893



                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     2001                 2000
                                                                              -------------------  -------------------

OPERATING ACTIVITIES
Net loss                                                                           ($16,796)            ($11,718)
Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                    2,777                1,876
     Deferred income taxes                                                                                 7,780
     Loss on investment                                                                 543
     Changes in operating assets and liabilities:
        Accounts receivable                                                           1,019                2,917
        Inventories                                                                     (38)              (2,008)
        Litigation settlement receivable                                                                  (6,000)
        Prepaid software licenses                                                      (443)
        Other current assets                                                             58                 (201)
        Accounts payable and accrued expenses                                        (1,088)                 809
        Other current liabilities                                                      (473)                 210
                                                                           -------------------  -------------------
Net cash used for operating activities                                              (14,441)              (6,335)

INVESTING ACTIVITIES
Cash received from sale of network access card product line                           1,500
Acquisition of InfoWorkSpace                                                         (7,526)
Net purchases of equipment and improvements                                            (395)              (2,245)
Changes in marketable securities, net                                                10,203                3,214
Changes in other assets                                                                 486                   (6)
                                                                           -------------------  -------------------
Net cash provided by investing activities                                             4,268                  963

FINANCING ACTIVITIES
Net proceeds from stock issued under employee stock benefit plans                       151                  641
Acquisition of treasury stock                                                           (31)
                                                                           -------------------  -------------------
Net cash provided by financing activities                                               120                  641
Effect of exchange rate on cash and cash equivalents                                   (112)                 (84)
                                                                           -------------------  -------------------
Decrease in cash and cash equivalents                                               (10,165)              (4,815)
Cash and cash equivalents at beginning of period                                     20,457               35,095
                                                                           -------------------  -------------------

Cash and cash equivalents at end of period                                          $10,292              $30,280
                                                                           ===================  ===================


                             See accompanying notes.

                                   EZENIA! INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments, necessary for a fair presentation of the results of these interim periods. In addition to normal recurring adjustments, the financial statements for 2001 include provision for loss on investment (see note 4), accrual of restructuring costs (see note 6) and for 2000 include the write-off of deferred tax assets. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2000 Annual Report to Shareholders on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.  INVENTORIES

    Inventories consist of:

                                                               JUNE 30,               DECEMBER 31,
       (In thousands)                                            2001                     2000
                                                           -----------------        -----------------

       Raw materials and subassemblies                          $2,145                   $1,890
       Work in process                                             840                      649
       Finished goods                                              340                      748
                                                       -----------------        -----------------
                                                                $3,325                   $3,287
                                                       =================        =================


3.    INFOWORKSPACE ACQUISITION

On March 27, 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace(TM) business unit of General Dynamics Electronic Systems for $17 million in cash and 400,000 shares of the Company's common stock. An advance of $6 million was paid in December 2000, an additional $6 million was paid at closing, and the balance is due in installments through 2002. The 400,000 shares issued were accompanied by an option allowing the seller to put the shares back to the Company at $10 per share, beginning in December 2001. The put right shall expire December 31, 2002 or at such time as the last reported closing price of the common stock as reported on the Nasdaq National Market has been equal to or greater than $11.00 per share for fifteen (15) consecutive trading days. Pursuant to the terms of the purchase agreement, the Company paid approximately $1 million at the closing to cover the seller's transitional operating costs (net of revenue earned during the period) for the period between the signing of the purchase agreement and the closing of the transaction. The acquisition has been accounted for as a purchase. For the purpose of allocating the total purchase price, the Company determined the fair value of the tangible and intangible assets acquired from General Dynamics Electronic Systems. Goodwill and other intangible assets relating to the acquisition will be amortized over periods not to exceed 5 years.

InfoWorkSpace-TM- products provide knowledge workers a secure virtual workspace for project and team collaboration. InfoWorkSpace-TM- is currently used primarily by government organizations, including Defense Department agencies and the Intelligence Community.

4.    LOSS ON INVESTMENT

Loss on investment represents an adjustment recorded during the period ended March 31, 2001, to reduce to zero the carrying value of the Company's minority investment in a closely-held company, which had informed the Company during the first quarter of 2001 that it was experiencing financial difficulties.

5.    COMPREHENSIVE LOSS

Total comprehensive loss consists of the following:


                                               THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                    JUNE 30,                                    JUNE 30,
(In thousands)                                 2001           2000                      2001               2000
                                         ------------------------------             -------------------------------

Net income (loss)                           ($9,912)           $183                   ($16,796)           ($11,718)
Foreign currency translation                    (64)            (16)                      (112)                (84)
                                         ------------------------------             -------------------------------
Comprehensive income (loss)                 ($9,976)           $167                   ($16,908)           ($11,802)
                                         ==============================             ===============================


6.    RESTRUCTURING

The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or to improve operating margins considerably. There is little likelihood of securing additional capital on reasonable terms, if at all, in the near future. Accordingly, the Company adopted in May 2001 a plan to restructure certain of its operations to focus and streamline its product offerings, reduce costs and improve operating margins. As a result of these actions, the Company recorded charges of approximately $2.0 million during the quarter ended June 30, 2001 (of which $752,000 was paid during the quarter). These one-time charges, reported as restructuring expense, primarily represent estimated severance costs. The Company's restructuring plan anticipates the termination of 98 employees, 68 of which were terminated during the quarter ended June 30, 2001, including engineering, marketing and manufacturing employees in Burlington, Massachusetts and salespeople in North America and Europe. In addition, the restructuring and cost reduction plan calls for the Company to close down its Burlington, Massachusetts facility and move its office headquarters to a smaller, more cost efficient facility.

In addition, the Company has incurred or will incur during the remainder of the year ending December 31, 2001, approximately $3.5 million of restructuring related expenses principally attributable to salary costs and retention bonuses for transition employees to be terminated after implementation of the Company's restructuring plan and excess capacity, closing and moving costs associated with the Company's operating and office facilities.

7.    PRO FORMA

Operating results of the InfoWorkSpace product line have been included in the Company's financial statements from the acquisition date. The following table presents unaudited pro forma consolidated operating results for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000 as if the InfoWorkSpace acquisition had occurred as of the beginning of the periods presented.


                                               THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                    JUNE 30,                                   JUNE 30,
(In thousands)                                 2001           2000                      2001              2000
                                         ------------------------------             ------------------------------

Revenue                                      $3,421          $7,405                   $  7,115           $16,632
Loss                                        ($9,912)        ($2,407)                  ($19,799)         ($17,492)

Basic loss per share                          ($.72)          ($.18)                    ($1.46)           ($1.28)
Diluted loss per share                        ($.72)          ($.18)                    ($1.46)           ($1.28)



The unaudited pro forma consolidated operating results are not necessarily indicative of the operating results that would have been achieved had the acquisition been consummated at the beginning of the periods presented, and should not be construed as representative of future operating results.

3.    GOODWILL AMORTIZATION

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. But, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is required to adopt SFAS No. 141 and 142 effective January 1, 2002 and is in the process of determining what impact, if any, these pronouncements may have on its financial position and results of operations.

Currently amortization of goodwill and other intangible assets, all associated with the Company's acquisition of InfoWorkSpace, is approximately $1,365,000 per quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      REVENUE Revenue decreased to $3.4 million for the quarter ended June 30, 2001 from $7.3 million reported for the quarter ended June 30, 2000. Revenue decreased to $6.8 million in the six months ended June 30, 2001 compared to $16.4 million for the six months ended June 30, 2000. The decrease in revenue was principally related to a significant decline in sales of ISDN products and related service revenues as the videoconferencing market continues to weaken. In particular, sales of ISDN products and related services to PictureTel Corporation and VTEL Corporation (which customers accounted for 26% and 17% of the Company's revenue in 2000, respectively) were significantly lower than in the three and six month periods ended June 30, 2000.

           Revenue from international markets accounted for approximately 35% and 40% of revenue for the quarters ended June 30, 2001 and 2000 respectively, and 43% and 38% for the six month period ended June 30, 2001 and 2000, respectively.

      GROSS PROFIT Gross profit as a percentage of revenue was 29.1% for the quarter ended June 30, 2001 as compared to 47.8% for the quarter ended June 30, 2000. For the six months ended June 30, 2001, gross profit was 29.2% compared to 50.0% in the corresponding period of 2000. Reductions in margin are primarily attributable to the overall decrease in revenues and the related disproportionate effect of fixed manufacturing and service costs included in cost of revenues.

      RESEARCH AND DEVELOPMENT Research and development expenses decreased to $3.0 million for the quarter ended June 30, 2001 from $5.0 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, research and development expenses were $5.9 million compared to $10.1 million in the corresponding period of 2000. The Company's spending decrease was primarily attributable to the completion of various engineering projects and the reduction of costs related to the sale in September 2000 of the network access card product line. The decreases were offset by increased costs associated with the acquisition of InfoWorkSpace in March 2001.

      SALES AND MARKETING Sales and marketing expenses increased to $3.5 million for the quarter ended June 30, 2001 from $3.2 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, sales and marketing expenses were $6.9 million compared to $6.4 million in the corresponding period of 2000. The increase was primarily due to the Company's continued hiring of sales and marketing personnel, focused on IP and Internet products rather than ISDN products, and integration of InfoWorkSpace sales and marketing, prior to the restructuring plan that went into effect at the end of May 2001.

      GENERAL AND ADMINISTRATIVE General and administrative expenses were approximately $1.2 million for the quarters ended June 30, 2001 and June 30, 2000. For the six months ended June 30, 2001, general and administrative expenses were $2.6 million compared to $2.4 million in the corresponding period of 2000. The increase was attributable principally to professional fees.

      INTEREST INCOME, NET Interest income, net, decreased to approximately $187,000 in the quarter ended June 30, 2001, from approximately $642,000 in the quarter ended June 30, 2000. For the six months ended June 30, 2001, interest income, net was $642,000 compared to $1.3 million for the corresponding period of 2000. The decrease was due principally to a decrease in the amount of cash available for investment.

      PROVISION FOR INCOME TAXES Provision for income taxes for the quarters ended June 30, 2001 and 2000 represents foreign taxes of the Company's international subsidiary. For the six months ended June 30, 2001, the provision for income taxes represents foreign taxes of the Company's international subsidiary. Provision for income taxes for the six months ended June 30, 2000, consists principally of a valuation allowance recorded during the quarter ended March 31, 2000 to reduce the carrying value of deferred tax assets to zero.

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


LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2001, the Company has cash, cash equivalents and marketable securities of approximately $14.4 million, which are regularly invested in short-term money market funds, government securities, and commercial paper. On March 27, 2001, the Company committed an aggregate of $5.0 million of this amount to cash collateralize two standby letters of credit as security for $3.0 million and $2.0 million payments payable, in July 2001 (paid on July 2, 2001) and January 2002, respectively, in connection with its acquisition of the InfoWorkSpace business. The Company recorded a net loss of $18.0 million for the year ended December 31, 2000 (which included income of $5.5 million, net of income tax, from the settlement of patent litigation and a gain of $3.3 million from the sale of the Company's network access card product line) and a net loss of $16.8 million for the six months ended June 30, 2001.

      The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or to increase revenue and improve operating margins considerably. There is little likelihood of securing additional capital on reasonable terms, if at all, in the near future. Accordingly, the Company recently implemented a restructuring and cost reduction plan to align company resources and expenses with its current revenue forecasts. This plan involved a reduction in workforce of 98 employees, including engineering, marketing and manufacturing employees in Burlington, Massachusetts and salespeople in North America and Europe. In addition, the restructuring and cost reduction plan calls for the Company to close down its Burlington, Massachusetts facility and move its office headquarters to a smaller, more cost efficient facility.

      As a result of these actions, the Company recorded charges of approximately $2.0 million during the quarter ended June 30, 2001 (of which $752,000 was paid during the quarter). In addition, the Company has incurred or will incur during the remainder of the year ending December 31, 2001, approximately $3.5 million of restructuring related expenses principally attributable to salary costs and retention bonuses for transition employees to be terminated after implementation of the Company's restructuring plan and excess capacity, closing and moving costs associated with the Company's operating and office facilities.

      There can be no assurance that any actions implemented by the Company will reduce expenses or increase revenue to the extent desired or that any reduction in expenses or increase in revenue will materially extend the Company's ability to continue operations.

      The Company's common stock is presently listed on the Nasdaq National Market ("Nasdaq NMS") under the symbol EZEN. All companies listed on Nasdaq are required to comply with certain continued listing standards, including maintaining a minimum bid price of at least $1.00. As of June 29, 2001, the Company did not meet this standard since its common stock had not traded at a minimum bid price of at least $1.00 over the previous 30 consecutive trading days. Pursuant to the rules of The Nasdaq Stock Market, the Company has until September 27, 2001 to meet the required $1.00 minimum bid price for its common stock for at least 10 consecutive trading days. If the Company does not meet such standard by that date or if it is determined that, notwithstanding its meeting such standard, the Company is otherwise not in compliance with Nasdaq NMS listing criteria, the Company's common stock will be delisted from Nasdaq NMS on September 27, 2001, unless the Company has appealed the delisting determination by that date. There can be no assurance that the Company's common stock will meet the required $1.00 minimum bid price at any time in the future or that any appeal by the Company of a delisting determination would be successful. In the event that the Company's common stock is delisted from Nasdaq NMS, the market value and liquidity of the Company's common stock could be materially adversely affected.

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

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           On May 30, 2001, at the Company's 2001 Annual Meeting of Stockholders, the Company's stockholders met to consider and vote upon the following four proposals:

           (1) A proposal to elect two Class III Directors to hold office for a three-year term and until their respective successors have been duly elected and qualified.

           (2) A proposal to approve an amendment to the Company's 1995 Employee Stock Purchase Plan, increasing the number of shares issuable thereunder from 600,000 shares to 900,000 shares.

           (3) A proposal to ratify the appointment of the firm of Ernst & Young LLP, as independent auditors for the Company for the fiscal year ending December 31, 2001.

           Results with respect to the voting on each of the above proposals were as follows:

           Proposal 1:

                Khoa D. Nguyen

                      10,463,697     Votes For
                       2,772,869     Votes Against

                John F. Keane, Jr.

                       13,036,864    Votes For
                          199,702    Votes Against

                The terms of office of William E. Foster, John A. McMullen, and Roy G. Perry, the remaining members of the Board of Directors of the Company, continued after the meeting.

           Proposal 2:

                       12,801,621    Votes For
                          410,970    Votes Against
                           23,975    Abstentions

           Proposal 3:

                       13,214,336    Votes For
                           18,643    Votes Against
                            3,587    Abstentions

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


      (a) Exhibits

          None.

      (b) Reports on Form 8-K

          The Company filed one (1) report on Form 8-K and one (1) report on Form 8-K/A during the quarter ended June 30, 2001.

          (1) A report on Form 8-K was filed by the Company on April 11, 2001, reporting that on March 27, 2001 the Company acquired all of the operating assets and intellectual property used by the Electronic Systems division of General Dynamics Government Systems Corporation ("GENERAL DYNAMICS") in the conduct of its InfoWorkSpace(TM) products and technology business ("InfoWorkSpace").

          (2) A report on Form 8-K/A was filed by the Company on June 11, 2001 to file financial statements required to be filed in connection with the Company's acquisition of InfoWorkSpace. Such report included the following financial statements:

o Audited balance sheet of the InfoWorkSpace as of December 31, 1999 and 2000.

o Audited statements of operations, net parent investment and cash flows of InfoWorkSpace for the period from September 1, 1999 through December 31, 1999 and for the year ended December 31, 2000.

o Audited statements of operations, net parent investment and cash flows of the InfoWorkSpace license and maintenance business line of the Electronic Defense Systems Division of GTE Government Systems Corporation for the period from January 1, 1999 through August 31, 1999.

o    Unaudited balance sheet of InfoWorkSpace as of March 27, 2001.

o Unaudited statements of operations and cash flows of InfoWorkSpace for the three months ended March 31, 2000 and March 27, 2001.

o Unaudited statements of net parent investment for the three months ended March 27, 2001.

o Unaudited pro forma condensed combined statements of operations of the Company and InfoWorkSpace for the year ended December 31, 2000 and the three months ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 EZENIA! INC.


Date: August 2, 2001             By: /s/ Stephen G. Bassett
                                    --------------------------------------------
                                    Stephen G. Bassett
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)