Form 10-Q
period 2001-09-30
EZENIA INC
filed 2001-11-14
CIK 943894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD SEPTEMBER 30, 2001
                         COMMISSION FILE NUMBER 0-25882

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

The number of shares outstanding of the registrant's Common Stock as of November 9, 2001 was 13,741,880.

                                  EZENIA! INC.

                                      INDEX


                                                                                             PAGE

PART I.    FINANCIAL INFORMATION

ITEM 1     Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
             September 30, 2001 and December 31, 2000.....................................     3

           Condensed Consolidated Statements of Operations
             Three months and nine months ended September 30, 2001 and 2000...............     4

           Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 2001 and 2000................................     5

           Notes to Condensed Consolidated Financial Statements...........................     6

ITEM 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................................    10

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk.....................    13

PART II.   OTHER INFORMATION

ITEM 6     Exhibits and Reports on Form 8-K...............................................    14

SIGNATURE.................................................................................    15


This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000 in the section titled "Factors which may affect future operations." Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                  EZENIA! INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                                             2001           2000
                                                                                           --------       --------
ASSETS
Current assets
   Cash and cash equivalents ...........................................................   $  7,604       $ 20,457
   Marketable securities ...............................................................                    14,286
   Accounts receivable, less allowances of $599 and $716 at
     September 30, 2001 and December 31, 2000, respectively ............................      3,921          3,146
   Inventories .........................................................................      3,872          3,287
   Receivable from sale of product line ................................................                     1,500
   Prepaid software licenses ...........................................................        649
   Prepaid expenses and other current assets ...........................................        897          1,889
                                                                                           --------       --------
Total current assets ...................................................................     16,943         44,565

Equipment and improvements, net of accumulated depreciation ............................      4,730          5,798
Investment in InfoWorkSpace ............................................................                     6,000
Goodwill and other intangible assets, net ..............................................     19,282
Other assets, net ......................................................................        591          1,391
                                                                                           --------       --------
                                                                                           $ 41,546       $ 57,754
                                                                                           ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable .......................................................................   $  2,000
   Accounts payable ....................................................................      2,376       $  1,989
   Accrued expenses ....................................................................      1,365          4,360
   Income taxes ........................................................................      2,773          2,847
   Accrued restructuring expenses ......................................................        340
   Deferred revenue ....................................................................      2,011            767
                                                                                           --------       --------
Total current liabilities ..............................................................     10,865          9,963

Common stock subject to put; 400,000 shares issued and outstanding
   at September 30, 2001 ...............................................................      3,975

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value; 40,000,000 shares authorized;
   13,741,880 issued and outstanding at September 30, 2001;
   13,299,762 issued and outstanding at December 31, 2000 ..............................        139            138
Capital in excess of par value .........................................................     59,553         59,403
Retained earnings (deficit) ............................................................    (30,551)        (9,543)
Accumulated other comprehensive loss ...................................................       (674)          (477)
Treasury stock at cost; 550,000 shares at September 30, 2001 and
   500,000 shares at December 31, 2000 .................................................     (1,761)        (1,730)
                                                                                           --------       --------
                                                                                             26,706         47,791
                                                                                           --------       --------
                                                                                           $ 41,546       $ 57,754
                                                                                           ========       ========


                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                            2001            2000            2001            2000
                                        ------------    ------------    ------------    ------------
Revenue
   Product revenue ..................   $      4,071    $      5,533    $      9,102    $     19,881
   Service revenue ..................            753             973           2,502           3,069
                                        ------------    ------------    ------------    ------------
                                               4,824           6,506          11,604          22,950
Cost of revenue
   Cost of product revenue ..........          1,870           2,359           4,675           8,663
   Cost of service revenue ..........            666             858           2,659           2,781
                                        ------------    ------------    ------------    ------------
                                               2,536           3,217           7,334          11,444
                                        ------------    ------------    ------------    ------------
Gross profit ........................          2,288           3,289           4,270          11,506
Operating expenses
   Research and development .........          1,870           3,143           6,385          11,414
   Sales and marketing ..............          1,416           2,840           7,268           8,303
   General and administrative .......            615           1,059           2,420           2,985
   Amortization of goodwill and
     other intangible assets ........          1,365                           2,730
   Depreciation .....................            661             722           2,047           2,299
   Occupancy and other facilities
     related expenses ...............            609             714           2,504           2,361
   Restructuring ....................                                          2,013
                                        ------------    ------------    ------------    ------------
Total operating expenses ............          6,536           8,478          25,367          27,362
                                        ------------    ------------    ------------    ------------
Loss from operations ................         (4,248)         (5,189)        (21,097)        (15,856)
Other income (expense)
   Interest income, net .............             77             677             719           1,943
   Litigation settlement ............                                                          6,500
   Loss on sale of fixed assets .....            (25)                            (25)
   Loss on investment ...............                                           (543)
   Gain on sale of network access
     card product line ..............                          3,287                           3,287
                                        ------------    ------------    ------------    ------------
                                                  52           3,964             151          11,730
                                        ------------    ------------    ------------    ------------
Loss before income taxes ............         (4,196)         (1,225)        (20,946)         (4,126)
Income taxes ........................             16              32              62           8,849
                                        ------------    ------------    ------------    ------------
Net loss ............................   $     (4,212)   $     (1,257)   $    (21,008)   $    (12,975)
                                        ============    ============    ============    ============
Net loss per share:
   Basic and diluted ................   $      (0.31)   $      (0.09)   $      (1.54)   $      (0.95)
Weighted average common shares:
   Basic and diluted ................     13,741,880      13,760,897      13,637,475      13,699,898



                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2001              2000
                                                                         -------------    -------------
OPERATING ACTIVITIES
Net loss ...........................................................       $(21,008)       $(12,975)
Adjustments to reconcile net loss to net cash used for operating activities:
     Gain on sale of network access card product line ..............                         (3,287)
     Depreciation and amortization .................................          4,814           2,776
     Deferred income taxes .........................................                          7,780
     Loss on investment ............................................            543
     Loss on sale of fixed assets ..................................             25
     Changes in operating assets and liabilities, less amounts
       attributable to acquisition of InfoWorkSpace:
       Accounts receivable .........................................           (775)          3,227
       Inventories .................................................           (585)         (2,155)
       Litigation settlement receivable ............................                         (6,000)
       Prepaid software licenses ...................................            385
       Other current assets ........................................            992              64
       Accounts payable and accrued expenses .......................         (2,268)         (4,330)
       Income taxes ................................................            (74)          2,063
       Deferred revenue ............................................            (61)            173
                                                                           --------        --------
Net cash used for operating activities .............................        (18,012)        (12,664)

INVESTING ACTIVITIES
Cash received from sale of network access card product line ........          1,500           1,500
Acquisition of InfoWorkSpace .......................................        (10,526)
Net purchases of equipment and improvements ........................           (525)         (2,555)
Changes in marketable securities, net ..............................         14,286          (5,043)
Changes in other assets ............................................            501              23
                                                                           --------        --------
Net cash provided by (used for) investing activities ...............          5,236          (6,075)

FINANCING ACTIVITIES
Net proceeds from stock issued under employee stock benefit plans               151             922
Acquisition of treasury stock ......................................            (31)
                                                                           --------        --------
Net cash provided by financing activities ..........................            120             922
Effect of exchange rate on cash and cash equivalents ...............           (197)           (211)
                                                                           --------        --------
Decrease in cash and cash equivalents ..............................        (12,853)        (18,028)
Cash and cash equivalents at beginning of period ...................         20,457          35,095
                                                                           --------        --------
Cash and cash equivalents at end of period .........................       $  7,604        $ 17,067
                                                                           ========        ========


                             See accompanying notes

                                  EZENIA! INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments, necessary for a fair presentation of the results of these interim periods. In addition to normal recurring adjustments, the financial statements for 2001 include a provision for loss on investment (see note 4), accrual of restructuring costs (see note 6) and for 2000 include the write-off of deferred tax assets. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2. INVENTORIES

          Inventories consist of:
                                                         SEPTEMBER 30,            DECEMBER 31,
       (In thousands)                                        2001                     2000
                                                       ------------------       -----------------
       Raw materials and subassemblies                          $1,804                   $1,890
       Software licenses                                         1,317
       Work in process                                             600                      649
       Finished goods                                              151                      748
                                                       ------------------       -----------------
                                                                $3,872                   $3,287
                                                       ==================       =================

3. INFOWORKSPACE ACQUISITION

On March 27, 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace(TM) business unit of General Dynamics Electronic Systems for $17 million in cash and 400,000 shares of the Company's common stock valued, for purposes of the transaction, at $10.00 per share. An advance of $6 million was paid in December 2000, $6 million was paid at closing, $3 million was paid on July 2, 2001 and the final payment of $2 million is due on January 4, 2002. The 400,000 shares issued were accompanied by an option allowing the seller to put the shares back to the Company at $10.00 per share. The put agreement, as amended, gives the seller the option to require the Company to repurchase 110,000 shares beginning January 4, 2002 and expiring February 3, 2002, and the balance of 290,000 shares beginning December 1, 2002 and expiring December 31, 2002. The Company has provided the seller with an irrevocable letter of credit of $1.1 million to secure the value of 110,000 shares. The put right shall expire at such time as the last reported closing price of the common stock as reported on the Nasdaq National Market has been equal to or greater than $11.00 per share for fifteen (15) consecutive trading days. Common stock subject to the put option is reported as temporary equity. For purposes of computing diluted earnings per share, such shares are included in the calculation using the reverse treasury stock method when dilutive.

Pursuant to the terms of the purchase agreement, the Company paid approximately $1 million at the closing to cover the seller's transitional operating costs (net of revenue earned during the period) for the period between the signing of the purchase agreement and the closing of the transaction. The acquisition has been accounted for as a purchase.

The total purchase price and related acquisition costs were recorded as follows:

       (In thousands)
       Equipment and improvements                           $       481
       Prepaid software licenses                                  1,187
       Goodwill (to be amortized over 5 years)                   19,465
       Other intangible assets (to be amortized over
         1.5 to 3 years)                                          2,531
       Deferred revenue                                          (1,270)
                                                          ------------------
                                                            $    22,394
                                                          ==================

InfoWorkSpace(TM) products provide knowledge workers a secure virtual workspace for project and team collaboration. InfoWorkSpace(TM) is currently used primarily by government organizations, including Defense Department agencies and the Intelligence Community.

4. LOSS ON INVESTMENT

Loss on investment represents an adjustment recorded during the period ended March 31, 2001, to reduce to zero the carrying value of the Company's minority investment in a closely-held company, which had informed the Company during the first quarter of 2001 that it was experiencing financial difficulties.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive loss consists of the following:

                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                 SEPTEMBER 30,                             SEPTEMBER 30,
(In thousands)                              2001               2000                   2001               2000
                                     ------------------- ------------------     ------------------ ------------------
  Net loss                                    $(4,212)            $(1,257)              $(21,008)          $(12,975)
  Foreign currency translation                    (85)               (127)                  (197)              (211)
                                     ------------------- ------------------     ------------------ ------------------
  Comprehensive loss                          $(4,297)            $(1,384)              $(21,205)          $(13,186)
                                     =================== ==================     ================== ==================

6. RESTRUCTURING

The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or to improve operating margins considerably. There is little likelihood of securing additional capital on reasonable terms, if at all, in the near future. In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations by the close of 2001. As a result of these actions, the Company recorded charges of approximately $2.0 million during the quarter ended June 30, 2001, of which $752,000 was paid during the quarter ended June 30, 2001 and $921,000 was paid during the quarter ended September 30, 2001. These one-time charges, reported as restructuring expense, primarily represent estimated severance costs related to the termination of 90 employees, constituting approximately 50% of the Company's workforce at the time the cost reduction plan was implemented. The reduction in workforce (substantially complete at September 30, 2001) covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support.

Operating costs were in line with the Company's expectations for the quarter ended September 30, 2001. The Company's success in achieving its goal of being cash-flow neutral by the close of 2001 is largely dependent on whether it can meet its revenue target for the fourth quarter. The Company met its revenue target for the quarter ended September 30, 2001.

In addition, the restructuring and cost reduction plan calls for the Company to close down its Burlington, Massachusetts facility and move its office headquarters to a smaller, more cost efficient facility. Because of the depressed real estate market in Massachusetts at the current time the Company cannot estimate when such a move will be completed, if at all.

The Company has also incurred during the three and nine month periods ended September 30, 2001, respectively, approximately $.8 million and $1.0 million of restructuring related expenses principally attributable to salary costs and retention bonuses for transition employees terminated after implementation of the Company's restructuring plan. The Company expects similar restructuring related expenses to be less than $.2 million for the quarter ending December 31, 2001.

RECONCILIATION OF ACCRUED RESTRUCTURING EXPENSES

                        RESTRUCTURING                                               BALANCE IN QUARTER
                          ACCRUAL               PAID IN QUARTERS ENDED                    ENDING
                  ---------------------------------------------------            ------------------------
                                 JUNE 30, 2001      SEPTEMBER 30, 2001               DECEMBER 31, 2001
                                 ----------------  -------------------           ------------------------
Severance.......     $1,787           $725                $864                                $198
Legal...........         24              6                   3                                  15
Other...........        202             21                  54                                 127
                  -------------  ------------          ----------                        -------------
  Total.........     $2,013           $752                $921                                $340
                  =============  ============          ==========                        =============

7. PRO FORMA

Operating results of the InfoWorkSpace product line have been included in the Company's financial statements from the acquisition date. The following table presents unaudited pro forma consolidated operating results for the three and nine months ended September 30, 2001 and 2000 as if the acquisition had occurred as of the beginning of the periods presented.

                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              SEPTEMBER 30,                       SEPTEMBER 30,

(In thousands)                              2001           2000               2001              2000
                                      ------------------------------      -------------------------------
Revenue.............................     $ 4,824         $ 6,808            $ 11,939          $ 23,440
Loss................................     $(4,212)        $(4,640)           $(24,011)         $(22,132)

Basic and diluted loss per share....     $ (.31)         $  (.34)           $  (1.76)         $  (1.62)


The unaudited pro forma consolidated operating results are not necessarily indicative of the operating results that would have been achieved had the acquisition been consummated at the beginning of the periods presented, and should not be construed as representative of future operating results.

8. GOODWILL AMORTIZATION

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangibles." Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. But, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, under the provisions of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is required to adopt SFAS No. 142 effective January 1, 2002 and is in the process of determining what impact, if any, this pronouncement may have on its financial position and results of operations.

Currently amortization of goodwill, all associated with the Company's acquisition of InfoWorkSpace on March 27, 2001, is approximately $1 million per quarter. Based on its current forecast of sales of InfoWorkSpace products and the timing of the recent acquisition, the Company does not believe a reduction in carrying value for impairment of goodwill and other intangible assets is appropriate at September 30, 2001.

9. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". SFAS No. 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Company's financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-lived Assets." SFAS No. 143 address financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect, if any, SFAS 143 may have on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined what effect, if any, SFAS 144 may have on its financial position, results of operations, or cash flows.

10. NET INCOME (LOSS) PER SHARE

The Company reports earnings per share in accordance with the SFAS No. 128, "Earnings per Share." Diluted earnings per share include the effect of stock options and shares subject to a put option (see note 3) when dilutive. Outstanding stock options at September 30, 2001 and 2000 were 2,664,898 and 2,694,781, respectively.

11. REVENUE RECOGNITION

Revenue from sales of InfoWorkSpace software licenses is recognized ratably over the subscription period, generally one year.

12. SOFTWARE LICENSES

The Company has entered into a license agreement with a software vendor. Under the terms of the agreement, the Company is obligated to purchase $3.5 million of software licenses over the twelve month period ending March 27, 2002. The licenses are resold with the Company's InfoWorkSpace products. Based on the Company's current sales forecasts, all licenses to be purchased through March 27, 2002 will be used through sales of InfoWorkSpace products. At September 30, 2001, the Company had acquired approximately $1.8 million of licenses under the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     REVENUE Revenue decreased to $4.8 million for the quarter ended September 30, 2001 from $6.5 million reported for the quarter ended September 30, 2000. Revenue decreased to $11.6 million in the nine months ended September 30, 2001 compared to $23.0 million for the nine months ended September 30, 2000. The decrease in revenue was principally related to a significant decline in sales of ISDN products and related service revenues as the videoconferencing market continues to weaken. In particular, sales of ISDN products and related services to PictureTel Corporation and VTEL Corporation (which customers accounted for 26% and 17% of the Company's revenue in 2000, respectively) were significantly lower than in the three and nine month periods ended September 30, 2000. The decrease of ISDN and product related service revenues approximated $2.3 million and $9.8 million for the three and nine months ended September 30, 2001, respectively. The network access card product line, which was sold on September 15, 2000, represented a reduction of $.7 million and $3.3 million for the three and nine months ended September 30, 2001, respectively. These reductions were offset by the introduction of the InfoWorkSpace product line, which revenue approximated $1.0 million and $1.5 million for the three and nine months ended September 30, 2001, respectively. Revenue from sales of IP based products increased by $.3 million and $.2 million, respectively, for the three and nine month periods ended September 30, 2001.

     Revenue from international markets accounted for approximately 33% and 40% of revenue for the quarters ended September 30, 2001 and 2000, respectively, and 43% and 38% for the nine month periods ended September 30, 2001 and 2000, respectively.

     GROSS PROFIT Gross profit as a percentage of revenue was 47.4% for the quarter ended September 30, 2001 as compared to 50.6% for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, gross profit was 36.8% compared to 50.1% in the corresponding period of 2000. Reductions in margin are primarily attributable to the overall decrease in revenues and the related disproportionate effect of fixed manufacturing and service costs included in cost of revenues.

     RESEARCH AND DEVELOPMENT Research and development expenses decreased to $1.9 million for the quarter ended September 30, 2001 from $3.1 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, research and development expenses were $6.4 million compared to $11.4 million in the corresponding period of 2000. The Company's spending decrease was partially attributable to the elimination of engineering expenses related to network access card product line that was sold on September 15, 2000, which represented $.4 million and $1.5 million of the reduction for the three and nine months ended September 30, 2001. Also, the reduction of staff and related expenses due to the completion of various engineering projects and the restructuring plan represented $1.5 million and $4.9 million of the reduction for the three and nine months ended September 30, 2001. The decreases were offset by increased costs associated with the acquisition of InfoWorkSpace in March 2001, which amounted to $.7 million and $1.4 million for the three and nine months ended September 30, 2001.

     SALES AND MARKETING Sales and marketing expenses decreased to $1.4 million for the quarter ended September 30, 2001 from $2.8 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, sales and marketing expenses were $7.3 million compared to $8.3 million in the corresponding period of 2000. The decrease was primarily due to the Company's restructuring plan that went into effect at the end of May 2001. Marketing and related programs represented $1.4 million and $1.3 million of the decrease for the three and nine months ended September 30, 2001, respectively. Other sales expenses decreased $.3 million and $.2 million for the three and nine months ended September 30, 2001. This was offset by an increase of InfoWorkSpace expenses, which amounted to $.3 million and $.5 million in the three and nine months ended September 30, 2001.

     GENERAL AND ADMINISTRATIVE General and administrative expenses were approximately $.6 million for the quarter ended September 30, 2001 compared to $1.1 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, general and administrative expenses were $2.4 million compared to $3.0 million for the corresponding period of 2000. The decrease was primarily due to the Company's restructuring plan that went into effect at the end of May 2001.

     OCCUPANCY AND OTHER FACILITIES RELATED EXPENSES Occupancy costs declined marginally to $.6 million during the three month period ended September 30, 2001 as compared $.7 million for the corresponding period of the previous year. The decrease was due primarily to the Company's restructuring program implemented in May 2001. For the nine month period ended September 30, 2001, occupancy costs increased by $.3 million due to facilities costs associated with the acquisition of InfoWorkSpace in March 2001. This increase was offset by approximately $.1 million of cost reductions attributable to the restructuring program.

     INTEREST INCOME, NET Interest income, net, decreased to approximately $77,000 in the quarter ended September 30, 2001, from approximately $677,000 in the quarter ended September 30, 2000. For the nine months ended September 30, 2001, interest income, net was $719,000 compared to $1,943,000 for the corresponding period of 2000. The decrease was due principally to a decrease in the amount of cash available for investment.

     PROVISION FOR INCOME TAXES Provision for income taxes for the quarters ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 represents foreign taxes of the Company's international subsidiary. Provision for income taxes for the nine months ended September 30, 2000, consists principally of a valuation allowance recorded during the quarter ended March 31, 2000 to reduce the carrying value of deferred tax assets to zero.

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

     OTHER FACTORS WHICH MAY AFFECT FUTURE OPERATIONS There are a number of business factors which singularly or combined may affect the Company's future operating results. Some of them, including dependence on major customers, market growth and the risks and uncertainties related to an evolving market, rapid technological change, competition, integration of the technology, personnel, and operation of the InfoWorkSpace business, variability of quarterly results, protection of proprietary technology and retention of key employees have been outlined in the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company has cash, cash equivalents and marketable securities of approximately $7.6 million, which are regularly invested in short-term money market funds, government securities, and commercial paper. The Company has committed an aggregate of $3.1 million of this amount to cash collateralize two standby letters of credit as security for a $2.0 million payment payable in January 2002, in connection with its acquisition of the InfoWorkSpace business and $1.1 million which could become payable in January 2002 upon exercise of a put option for 110,000 shares of the Company's common stock (see Note 3). In addition, in connection with the put option, the Company may be required to purchase another $2.9 million of its common stock in December 2002. The Company recorded a net loss of $18.0 million for the year ended December 31, 2000 (which included income of $5.5 million, net of income tax, from the settlement of patent litigation and a gain of $3.3 million from the sale of the Company's network access card product line) and a net loss of $21.0 million for the nine months ended September 30, 2001.

     The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or to improve operating margins considerably. There is little likelihood of securing additional capital on reasonable terms, if at all, in the near future. In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations by the close of 2001. As a result of these actions, the Company recorded charges of approximately $2.0 million during the quarter ended June 30, 2001, of which $752,000 was paid during the quarter ended June 30, 2001 and $921,000 was paid during the quarter ended September 30, 2001. These one-time charges, reported as restructuring expense, primarily represent estimated severance costs related to the termination of 90 employees, constituting approximately 50% of the Company's workforce at the time the cost reduction plan was implemented. The reduction in workforce (substantially complete at September 30, 2001) covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support.

     Operating costs were in line with the Company's expectations for the quarter ended September 30, 2001. The Company's success in achieving its goal of being cash-flow neutral by the close of 2001 is largely dependent on whether it can meet its revenue target for the fourth quarter. The Company met its revenue target for the quarter ended September 30, 2001.

     After implementation of its restructuring and cost reduction program, the Company's cash used in operations was approximately $3.6 million for the quarter ended September 30, 2001. Of this amount approximately $1.8 million represented an increase in accounts receivable caused by the timing of the Company's sales occurring near the end of the period. The Company also paid nonrecurring restructuring costs of approximately $.9 million and nonrecurring restructuring related costs of approximately $.8 million during the quarter. Accrued restructuring costs at September 30, 2001, to be paid in the fourth quarter, approximate $.3 million and the Company expects restructuring related expenses for the same period to be less than $.2 million.

     In addition, the restructuring and cost reduction plan calls for the Company to close down its Burlington, Massachusetts facility and move its office headquarters to a smaller, more cost efficient facility. Because of the depressed real estate market in Massachusetts at the current time the Company cannot estimate when such a move will be completed, if at all.

     There can be no assurance that any actions implemented by the Company will reduce expenses or increase revenue to the extent desired or that any reduction in expenses or increase in revenue will materially extend the Company's ability to continue operations.

     The Company's common stock is presently listed on the Nasdaq National Market ("Nasdaq NMS") under the symbol EZEN. All companies listed on Nasdaq are required to comply with certain continued listing standards, including maintaining a minimum bid price of at least $1.00. As of June 29, 2001, the Company did not meet this standard since its common stock had not traded at a minimum bid price of at least $1.00 over the previous 30 consecutive trading days. Pursuant to the rules of The Nasdaq Stock Market, the Company had until September 27, 2001 to meet the required $1.00 minimum bid price for its common stock for at least 10 consecutive trading days. Nasdaq has notified the Company that it has implemented a moratorium on certain listing standards including minimum bid price requirements until January 2, 2002 and that the notification of its previous deficiency has been withdrawn.

     There can be no assurance that the Company's common stock will meet the required $1.00 minimum bid price at any time in the future or that any appeal by the Company of any delisting determination would be successful. In the event that the Company's common stock is delisted from Nasdaq NMS, the market value and liquidity of the Company's common stock could be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To date, the Company has not utilized derivative financial instruments or derivative commodity instruments. The Company invests cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper, and short-term money market funds. These investments are subject to minimal credit and market risk and the Company has no interest-bearing debt. Therefore, the Company believes the market risks associated with these financial instruments are immaterial.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Company and General Dynamics Government Systems Corporation.

     (b) No reports on Form 8-K were filed during the three month period ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               EZENIA! INC.


Date: November 14, 2001        By:  /S/  STEPHEN G. BASSETT
                                   ---------------------------------
                                   Stephen G. Bassett
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer,
                                   Authorized Officer)