Form 10-K
period 2001-12-31
EZENIA INC
filed 2002-04-01
CIK 943894

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

                                   ----------

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 25, 2002 was $3,271,899 (based on the last reported sale price on the Nasdaq National Market on that date).

     The number of shares outstanding of the Registrant's common stock as of March 25, 2002 was 13,631,880.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held May 22, 2002 are incorporated by reference into Part III hereof. With the exception of the portion of such Proxy Statement that is expressly incorporated herein, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

                                  EZENIA! INC.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
                                     PART I
Item 1.          Business................................................................................           3
Item 2.          Description of Property.................................................................          16
Item 3.          Legal Proceedings.......................................................................          16
Item 4.          Submission of Matters to a Vote of Security Holders.....................................          16

                                     PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters...................          17
Item 6.          Selected Financial Data.................................................................          17
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations..............................................................................          18
Item 7A.         Quantitative and Qualitative Disclosures about Market Risk..............................          23
Item 8.          Financial Statements and Supplementary Data.............................................          23
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure..............................................................................          39

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant......................................          40
Item 11.         Executive Compensation..................................................................          40
Item 12.         Security Ownership of Certain Beneficial Owners and Management..........................          40
Item 13.         Certain Relationships and Related Transactions..........................................          40

                                     PART IV

Item 14.         Exhibits, Financial Statements Schedules and Reports on Form 8-K........................          41

Signatures       ........................................................................................          43

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

Note: Ezenia!, the Ezenia! Logo, Ezenia! Interactivity, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.

                                     PART I

ITEM 1. BUSINESS

Founded in 1991, Ezenia! Inc. develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, consumer and institutional users. The Company's products allow individuals and groups that are geographically distant from each other to interact and share information in a natural, spontaneous way -- voice-to-voice, face-to-face, flexibly and in real-time -- via a wide range of networks. Using our products, disparately located individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly. The Company's products enable seamless connectivity across a wide range of networks including LANs, intranets, the Internet, ISDN, ATM and frame relay.

We believe Ezenia! offers one of the most comprehensive sets of collaborative products available. For example, between our legacy ISDN videoconferencing products, our IP-based Encounter and InfoWorkSpace products, we enable videoconferencing, voice communication, instant messaging, whiteboarding and virtual workspaces. Furthermore, because our products include both software only solutions and configurable hardware solutions, in contrast to the products offered by our competitors, Ezenia!'s products can be deployed easily at small sites or in locations with a large number of users.

Ezenia! sells its products worldwide through leading resellers, integrators and remarketers of collaboration, videoconferencing and networking solutions, including Tandberg, Sony, General Dynamics and NTT-ME, each of which is widely acknowledged as a leader in its field. Ezenia! also sells directly to providers of conferencing services and end-users of collaboration products.

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

With the explosive growth of the Internet and the innovated technologies that followed, a new class of applications emerged. Real-time collaboration takes the best elements of videoconferencing and joins them with the ubiquity and ease-of-use of the Internet. Where videoconferencing requires expensive hardware and focuses on quality video, real-time collaboration uses video when necessary but goes beyond it by offering a more complete solution, enabling teams to work more effectively from disperse locations. Real-time solutions often bring video and audio conferencing to the desktop and can include such other features as integrating data conferencing, whiteboarding, instant messaging and virtual meeting spaces.

The use of real-time collaborative technologies within the enterprise is still in its infancy. During the next two to four years, the Company expects to see the accelerated growth of real-time collaboration. The investment in information and collaborative technologies today has already helped flatten organizations and improve enterprise wide communication. The goal today is not to provide access to legacy data stored on a server, but to find ways to enable knowledge workers to collaborate and share their expertise. Collaborative technologies are about creating value through better human interaction, not just better information. Businesses and government organizations today need solutions that make it easier for people to work together, to share information and expertise across the building, country or around the world.

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

Enterprise Collaboration - Ezenia! solutions are being used across the world to allow teams to work together more effectively from dispersed locations. With the Company's products, individuals and teams can collaborate face-to-face, voice-to-voice, while sharing data such as a presentation or spreadsheet.

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

PRODUCTS

The Company's technology manages audio, video and data when more than two sites participate in a collaborative conference and also allows for point-to-point instant messaging between two or more participants. In the past, solutions have been available to connect people on a point-to-point basis. Today, an increasing number of users are finding group collaboration and group chat to be an even more effective way of communicating. The Company believes group capabilities will be one of the key requirements for the long-term growth of the real-time collaboration market.

Ezenia!'s expertise is in developing products that deliver flexible support for video, audio and data collaboration across a wide range of platforms. The Company's products have been designed within a scaleable, modular architecture to allow the customer to add capacity, processing power and conferencing features as the customer's network and application requirements grow. Using a common set of hardware and software building blocks, customers can choose from a wide range of product configurations that differ in capacity, price, network connectivity and features, all of which share the same operating software user interface. Products may be configured for use in customer premises environments or may be configured with specialized packaging for use in a telephone carrier's central office setting.

The Ezenia! family of products includes:

ENCOUNTER - The Encounter family includes the Encounter 3000 NetServer, the Encounter 1000 NetServer and the Encounter 3000 NetGate. The Encounter NetServer enables users on IP networks -- corporate LANs, intranets or the Internet -- to create and participate in group, multimedia conferences. The Encounter NetGate enables multimedia conferencing between ISDN and IP endpoints.

EZENIA! INTERACTIVITY - Ezenia! Interactivity enables Web sites and portals to host live, interactive voice chat rooms and interactive events, such as online "talk shows." Designed to be integrated with the host organization's existing Web infrastructure, Ezenia! Interactivity is a scalable solution consisting of a server platform, controlling software and a developer's toolkit.

SERIES 2000 - The Series 2000 family of servers provide the optimal solution for companies looking to deliver multimedia conferencing over dedicated or circuit switched networks. These servers include network interface modules that support all major types of connectivity, including Primary Rate ISDN, Basic Rate ISDN and ATM, and E1 and T1 access. The Company's solutions also support large hybrid networks, such as T1, E1, BRI, V.35/RS-499, ATM and Frame Relay. Ezenia!'s open-system architecture interoperates with any endpoint-based on the H.320 standard and any circuit-based digital network or mix of networks.

INFOWORKSPACE - InfoWorkSpace from Ezenia! provides dispersed workers a secure virtual workspace for team collaboration. Easily accessible through a Web browser or application client, users meet in virtual buildings and rooms via the Internet. In these virtual workspaces, they communicate in real-time using powerful capabilities.

Instant messaging, whiteboarding, screen sharing and text chat are among the wide array of collaboration tools. The ability to discuss projects, share information and allow remote users to modify documents can significantly improve team communication and accelerate the decision-making process.

Users can instantly contact partners in their organization using our on-line or off-line messaging options and bring them into the environment for real-time collaboration.

ENCOUNTER FAMILY OF CONFERENCING PRODUCTS

The Company began shipping the first products in its Encounter family of network servers and gateways in March 1998. The Encounter product family allows individuals and groups that are geographically distant from each other to interact and share information in a natural, spontaneous way -- voice-to-voice, face-to-face, flexibly and in real-time -- via any type of network. The Encounter family is being used by enterprise customers and distance learning facilities across the world.

The Encounter product line includes:

- Encounter 1000 NetServer: Collaboration server marketed to small enterprises and workgroups. Encounter 1000 NetServer is a software-based product that runs on a standard Windows NT Server.

- Encounter 3000 NetServer: Real-time collaboration server designed to support the largest enterprise and service provider customers.

- Encounter 3000 NetGate: Gateway solution that allows traditional videoconferencing systems to participate in IP-based collaboration sessions.

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

The Encounter 3000 NetServer is delivered as a complete system ready for deployment. The NetServer is based on an industry standard PC platform using an Intel Pentium control processor for control and incorporates high-performance digital signal processors for real-time video and audio processing. The Encounter 3000 NetServer operates on a Windows(R) NT platform and leverages Microsoft IIS. It supports as many as 90 conference endpoints and can reside anywhere in a TCP/IP network.

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

Encounter NetServer provides a simple-to-use, Web-based interface, eCMS (Encounter Centralized Management System) that allows users to schedule and manage conferences. The Encounter eCMS application also supports scheduling of public conferences. These provide a conferencing space for users to join on a first-come-first-served basis. eCMS supports the creation and scheduling of publicly listed conferences in which the user need only specify the maximum number of H.323 users and maximum number of POTS (plain old telephone system) users. No specific user information needs to be entered unless desired by the conference administrator. This significantly reduces the burden on conference administrators for meetings, which do not require a list of participants.

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

The Encounter NetServer has a variety of features, some of which are listed below:

- Flexible video viewing choices include voice-activated video-switching, user selected video switching and Continuous Presence, where four video windows are viewed at the same time.
- Audio transcoding allows each endpoint to experience optimal voice quality, while minimizing bandwidth utilized.
- Built-in voice gateway allows up to 24 phone users to participate in conference sessions.
- Interactive Voice Response (IVR) allows phone users to easily enter their conference by providing conference and password information using touch tones (DTMF).
- Password-controlled entry to conferences provides security for conference participants.
- Conference cascading allows conferences to span between any two Encounter 3000 NetServers, no matter where they are located. This allows for the distribution of Encounter 3000 NetServer conferencing resources to where they most make sense in the network and allows for the creation of conferences that are larger than the capacity of a single Encounter 3000 NetServer.
- With ConferenceNow! endpoint users can create and join multipoint conferences on Encounter 3000 NetServer on an ad-hoc basis, as easily as placing a point-to-point call.
- Calendar-based reservation and scheduling system for control of multiple NetServers, eCMS allows users and administrators to view, schedule and manage their own conferencing session through an intuitive Web browser interface.
- Recording of detailed usage information facilitates accurate billing and reporting.

ENCOUNTER 3000 NETGATE

The Encounter 3000 NetGate enables multimedia conferencing between H.320 and
H.323 endpoints. The Encounter NetGate reconciles the differences in the network protocols allowing users to collaborate in real-time via audio, video and data, regardless of their network type.

The Encounter 3000 NetGate shares many of the same characteristics of the Encounter 3000 NetServer. The system is delivered as a complete system based on an industry standard PC platform using an Intel Pentium control processor for control and incorporates high-performance digital signal processors for real-time video and audio processing. The Encounter 3000 NetGate operates on a Windows(R) NT platform and leverages Microsoft IIS. It supports as many as 16 conference sessions.

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

The Encounter NetGate has numerous features, some of which are listed below:

- Supports restricted and unrestricted rates of 2B up to 768 Kbps IMUXed and 384 Kbps H0, allowing for a high-quality conferencing experience.
-    Direct Inward Dialing (DID) and IVR facilitate WAN to LAN dialing.
- Dynamically selects best available video standard (supports H.261 and H.263) per session based on endpoint capabilities.
-    Real-time voice transcoding optimizes performance on a call-by-call basis.
- Direct connection between the Encounter 3000 NetGate and Ezenia! Series 2000 MCS without incurring costly line charges.
- LAN to WAN, WAN to LAN calls and administrator-initiated gateway calls supported at all transfer rates, providing call flexibility.
- Tandem gateway support (NetGate to NetGate) provides cost-effective means for bridging WAN or LAN links.
- Web-browser based administrative user interface allows system administrators to configure, manage and monitor gateway activity, including customization of system-wide behavior for support of T.120, WAN to LAN and LAN to WAN calls.

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

The Interactivity Server software provides an application programmer interface, based on Microsoft Component Object Model (COM) technology. The software interfaces exposed by an Interactivity Server allows Web content developers to integrate interactivity into Web site while maintaining the sites current look and feel. The interfaces allow the control of the underlying technology to be completely hidden from the user - the user simply sees the browser and whatever your Web site looks like. To enter an interactive session, the user simply clicks on a hyperlink or an icon and they enter the session - "click to talk."

The Media Service Provider is the platform that connects users engaging in interactivity-enabled Web sites, providing low bandwidth audio and audio mixing. The MSP is based on the Company's Encounter technology and ships with Ezenia! Interactivity as a complete system ready for deployment. The MSP is based on an industry standard PC platform using an Intel Pentium control processor for control and incorporates high-performance digital signal processors for real-time audio processing. It supports as many as 64 simultaneous users per system.

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

        NETWORK SERVICES AND MANAGEMENT
        -------------------------------

        Outbound Dialing........................      Automatic MCS dial-out capability
        Conference Monitor......................      Real-time monitor of conference activities and status
        Bandwidth Management....................      Bandwidth aggregation using inverse multiplexing
        Event Management........................      System activity and alarms applications for network
                                                      management

        Network Diagnostics.....................      Network loop-back and problem isolation tool kit
        Premise Switching.......................      Integrated ISDN switching functionality

The Company offers add-on software to its installed base in the form of either major new software releases or unbundled software options. Customers may purchase new software releases on an as-needed basis or as part of a maintenance agreement. Unbundled software options are priced separately and are not part of maintenance agreements.

INFOWORKSPACE

InfoWorkSpace is a suite of Web-enabled collaboration and conferencing applications that help an organization build an online community and structure its knowledge management enterprise. The suite is a Web-based package of collaborative solutions that facilitate communication, data conferencing and knowledge management among dispersed members of any workgroup. InfoWorkSpace has been named the collaborative software standard for both the U.S. Air Force and U.S. Army command and control systems.

InfoWorkSpace applications are in Java, accessed via a Web browser or Java Client, and include instant messaging (IM), chat, IP audio, Web video, application sharing, application casting, desktop conferencing, virtual meetings and Web presentations. InfoWorkSpace Version 2.5 is the latest generation of this technology, instituting the lessons learned in global deployments and during major exercises for the Department of Defense and National Intelligence Community. InfoWorkSpace 2.5 provides increased functionality, has a redesigned user interface and provides a more modular and adaptable product for integration with distinct customer systems and software.

To set up and maintain a virtual work place environment, a dedicated InfoWorkSpace server is inserted in the existing operation. Its purpose is not to replace the function of current operating workstations, but to enhance them. This additional equipment is set up for the primary purpose of managing and protecting the virtual space, the organization's documents and for controlling access. The server needs to be powerful enough to meet demanding needs of a growing or busy organization. Currently, InfoWorkSpace client software is available for Windows 98/NT/2000/XP and Sun Solaris 2.6 - Solaris 8 platforms.

InfoWorkSpace comes pre-configured with the following modular components - database server, Web server, Lightweight Directory Access Protocol (LDAP) server and a real-time messaging server. These components form the software architecture that the InfoWorkSpace software relies upon to provide functionality to the user. For those organizations running Exchange 2000 for scheduling and email, InfoWorkSpace provides interfaces to the Exchange 2000/Active Directory environment. Other external LDAP servers can be supported if an organization has already invested in directory services for their enterprise.

The InfoWorkSpace has a variety of features, some of which are listed below:

- Accessible via either browser (with Java 2 plug-in) or Java application client.

- Integration between the LaunchPad instant messenger environment and the InfoWorkSpace meeting rooms provides a seamless collaborative experience for all users.
- Firewall/Proxy Compatibility - All data can be transmitted across port 80 when necessary. Voice requires the addition of UDP port 8084.
- Federated Servers - The ability of multiple servers to form one seamless collaborative enterprise with unitary login-in, federated user contact and seamless navigation.
-    Advanced Security - InfoWorkSpace supports the use of Secure Socket Layer
     (SSL) encryption (for data transmission privacy) and X.509v3 Digital Certificates (for authentication purposes).
- Administration - InfoWorkSpace provides extensive administration interfaces for centralized management of the collaborative environment.
-    Application casting via "Shared View."
- Microsoft Outlook integration and virtual session calendar (My Meetings, My Room's Meetings, etc.).
- Address book with user profiles that can be searched based on user's experience and knowledge keywords.
- Document management via the room file cabinet and the user's personal document briefcase.
- Collaborative Tools - Whiteboard, text editor, bulletin board, discussion groups and text chat (public and private).
-    Audio and video (from Web cameras and IP audio to H.323).
- Presence detection (whether the user is just using the LaunchPad instant messenger or the InfoWorkSpace meeting room).

MARKET AND CHANNELS

Ezenia! sells its products, technologies and solutions primarily to large-scale corporations, government entities, educational institutions, telecommunication providers and resellers and distributors both domestically and internationally. Ezenia! delivers its products through distributors, dealers, vertical market resellers, systems integrators and OEMs who meet the Company's criteria, as well as to major end-users.

A large portion of the Company's revenue continues to come from OEM partners. In 2001, PictureTel and VTEL accounted for 13% and 6% of revenue, respectively. In 2000, PictureTel and VTEL accounted for 26% and 17% of revenue, respectively. In 1999, PictureTel and VTEL accounted for 24% and 25% of revenue, respectively. Revenue from international markets accounted for 41%, 40% and 27% of the Company's revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

Ezenia! conducts its sales and marketing activities from its principal offices in Burlington, Massachusetts, as well as from two other North American sales locations, its European headquarters in the United Kingdom and offices in Hong Kong and China.

RESEARCH AND PRODUCT DEVELOPMENT

The Company believes that its future success depends on its ability to continue to enhance and expand its existing products and to develop new products that maintain its technology leadership. Ezenia! has invested, and expects to continue to invest, in the development of products and core technologies. Extensive product development input is obtained from customers, partners and service providers and through the Company's active participation and leadership in industry groups responsible for establishing technical standards such as the ITU and the IETF.

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

At December 31, 2001, Ezenia!'s research and development staff consisted of 49 employees, principally software engineers. The Company's net research and development expenditures were $8.2 million, $14.4 million and $15.1 million in 2001, 2000 and 1999, representing 54%, 51% and 26% of revenue in those years. All software development costs have been expensed as incurred because costs eligible for capitalization have not been material to date.

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

The Company warranties its software products for 90 days. During this 90-day warranty period, the Company will investigate all reported problems and will follow escalation procedures to provide resolution. The Company warranties its hardware products for 12 months. During this warranty period, the Company will repair or replace any failed hardware component. The Company also offers post-warranty support programs ranging from services on a time-and-materials basis to full-service contracts on a 24-hour, 7-days-a-week basis and a full suite of training courses.

MANUFACTURING

The Company's manufacturing operations consist primarily of materials management, quality control, test engineering, production, shipping and logistics. The Company employs an outsourced manufacturing model in which it designs the significant hardware subassemblies for its products and uses independent third-party contract assembly companies to perform printed circuit board assembly and other production activities with internal efforts generally limited to final product configuration, assembly and testing. This manufacturing model offers the capability to quickly fulfill orders with limited lead times thus providing enhanced customer satisfaction and improved inventory management. All products are functionally tested utilizing state-of-the-art equipment designed for "burn-in," diagnostic testing and stress screen testing to assure the reliability and quality of the Company's products. The Company achieved International Standard Organization (ISO) 9002 certification in 1994 and each year since has been re-certified.

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

Because of the generally short cycle between order and shipment and because the majority of the Company's sales in each quarter results from orders booked in that quarter, the Company does not have a material backlog.

COMPETITION

The market for multimedia collaboration products is highly competitive. We consider our primary competitors to be Polycom, RADvision and Lucent. We also face competition or potential competition from companies that provide similar, but not directly competing products, such as FVC, Centra, WebEx and IBM Lotus, or companies that could expand their offerings and develop a product similar to ours such as Microsoft. Many of these companies, as well as other current and potential competitors, have substantially greater financial, technical and sales and marketing resources than the Company. If we are unable to convince companies with collaboration and videoconferencing needs to adopt our videoconferencing, Encounter and InfoWorkSpace collaboration products over the current technologies marketed by our competitors, our financial results will suffer, through price reductions and loss of market share.

The principal competitive factors in the market for multimedia collaboration are, and should continue to be, breadth of capabilities, demonstrated interoperability, price, performance, network management capabilities, reliability, customer support and security. We plan to compete by offering collaboration and enterprise products with a broad range of capabilities and high performance. However, we can not be certain that potential customers will be attracted to our products, especially if our competitors were to invest substantially more money into their products and technology.

The Company currently competes, or expects to compete, directly or indirectly with the following category of companies:

- Real-time collaboration companies, such as Cu-See-Me Networks, Centra, WebEx and RADvision

-    Web interactivity companies, such as Hearme.com, Firetalk and Lipstream

-    Conferencing companies, such as Accord and Lucent

PROPRIETARY RIGHTS

The Company holds ten U.S. patents, two corresponding patents in foreign jurisdictions and has several patent applications pending in the United States and other jurisdictions. In addition, the Company relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its intellectual property rights. The Company believes that, because of the rapid pace of technological change in the data communications and telecommunications industries, the intellectual property protection for its products is only one factor in the Company's success, complementing the knowledge, abilities and experience of the Company's employees, the frequency of its product enhancements, its relationships with its partners, the effectiveness of its marketing activities and the timeliness and quality of its support services.

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

EMPLOYEES

At December 31, 2001, the Company employed a total of 116 persons, including 49 in research and development, 38 in sales, marketing and customer support, 7 in manufacturing and 22 in finance and administration. 10 of the Company's employees were located internationally and the remainder were located in the United States. None of the Company's employees are represented by a labor organization, and the Company believes that its relations with employees are good.

The Company's success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, the Company's Chief Executive Officer. The Company does not have employment contracts with its key personnel other than Khoa Nguyen. The Company believes that its future success will depend in large part upon its ability to attract and retain such key employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are:

     NAME                                AGE     POSITION
     ----                                ---     --------
     Khoa D. Nguyen...........           48      Chairman, Chief Executive Officer and President
     Stephen G. Bassett.......           54      Chief Financial Officer, Treasurer and Secretary
     Paul W. Haverstock.......           45      Vice President of Research and Development
     Edward C. Wade...........           65      Vice President of Manufacturing

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

Stephen G. Bassett has served as Chief Financial Officer, Treasurer, and Secretary since January 2000. Prior to joining the Company, Mr. Bassett was employed as an independent financial consultant from May 1996 to December 1999. From October 1981 to May 1996, he served as an Audit Partner with Ernst & Young LLP and from June 1969 to October 1981 held other various financial positions with Ernst & Young LLP, an accounting firm.

Paul W. Haverstock joined Ezenia! in April 2001 as its Vice President of Research and Development. Prior to joining the Company, Mr. Haverstock was employed at Lotus Development Corporation (an IBM subsidiary), a software development company, where he served as General Manager, Lotus Sametime from June 1998 to March 2001, as Director of Advanced Software Development, Iris Associates (an IBM/Lotus subsidiary) from January 1998 to May 1998, and as Director Software Development, Lotus Domino from January 1995 to December 1997.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate office and principal research, development and manufacturing facility is located in Burlington, Massachusetts, in a 60,000 square foot facility. At the Company's current level of operations, the Burlington facility has significant excess capacity. The Company is exploring alternatives to move to a smaller more cost-efficient facility. Because of the depressed real estate market in Massachusetts, at the current time, the Company cannot estimate when such a move will be completed, if at all.

The Company's European headquarters is located in a 6,500 square foot facility in Wokingham, Berkshire, United Kingdom, which the Company leases under a five-year agreement expiring in February 2005 and is utilized principally for sales, marketing and customer service activities. The Company also has sales/service offices located in Alexandria, Virginia; Beijing, China and Hong Kong and a development/service office in Colorado Springs, Colorado.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol "EZEN." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

                                                        QUARTER ENDED
                                   MARCH 31       JUNE 30        SEPTEMBER 30      DECEMBER 31
                                 -------------------------------------------------------------
2001
Common stock price - high        $      2.17    $     1.46      $         .60     $        .88

Common stock price - low         $      1.13    $      .45      $         .22     $        .38

2000
Common stock price - high        $     14.25    $    10.94      $        5.38     $       4.38

Common stock price - low         $      6.13    $     3.88      $        2.44     $       1.13

As of March 25, 2002, the Company had approximately 107 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms. The Company has not paid dividends on its common stock. The Company anticipates it will continue to reinvest earnings to finance future growth and, therefore, does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

                                                                           YEAR ENDED DECEMBER 31
                                                  2001 (1)         2000 (2)           1999            1998 (3)         1997 (4)
                                               ----------------------------------------------------------------------------------
OPERATING DATA
       Revenue                                 $     15,107     $      28,152     $     58,109     $      55,939     $     53,495
       Income (loss) from operations                (33,621)          (21,388)            (760)              751           (9,494)
       Net income (loss)                            (31,340)          (17,984)           1,134             1,814           (4,732)
       Net income (loss) per share - diluted          (2.29)            (1.32)            0.08              0.13            (0.37)

BALANCE SHEET DATA
       Cash and marketable securities          $      5,531     $      34,743     $     53,080     $      50,606     $     46,531
       Total assets                                  28,358            57,403           79,738            80,132           72,899

       Stockholders' equity                          16,450            47,791           66,790            64,145           60,091

(1) 2001 amounts include a charge to operations of $2.0 million, or $0.15 per share, related to the restructuring of certain of the Company's operations, a write-down of goodwill and other long-term assets totaling $7.1 million, or $0.52 per share, and a tax benefit of $2.2 million, or $0.16 per share, relating to the reversal of reserves recorded in prior years.
(2) 2000 amounts include the establishment of a valuation allowance for deferred tax assets recorded in prior years approximating $7.8 million, or $0.57 per share, income, net of tax, recognized from the settlement of the Accord litigation of $5.5 million, or $0.40 per share, and a gain recognized from the sale of the Company's network access card product line of $3.3 million, or $0.24 per share.
(3) 1998 amounts include a pre-tax charge to operations totaling $1.3 million, or $0.10 per share after taxes, related to the restructuring of certain of the Company's operations.
(4) 1997 amounts include a pre-tax charge to operations of $14.0 million, or $0.69 per share after taxes, for purchased research and development related to the acquisition of the network access card business unit of Promptus Communications, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

REVENUE RECOGNITION Our policy is to recognize revenue from product sales upon shipment to our customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission.

Revenue from sales of InfoWorkSpace software licenses and maintenance agreements is recognized ratably over the subscription contract periods. Products and software licenses are sold without any contractual right of return to the customer. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the risk of uncollectibility is minimal.

ALLOWANCE FOR DOUBTFUL ACCOUNTS Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

Historically, the Company has not experienced significant bad debt losses. At December 31, 2001, our accounts receivable balance of $2.3 million is reported net of allowances of approximately $900 thousand. We believe our reported allowances are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional expenses being recorded for the period in which such determination was made.

INVENTORY RESERVES As a designer, developer and manufacturer of real-time collaboration solutions, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. At December 31, 2001, our inventory of $3.9 million is stated net of inventory reserves of approximately $1.9 million. If actual demand for our products deteriorate or market conditions are less favorable than those that we project, additional inventory reserves may be required.

IMPAIRMENT The Company reviews the carrying values of long-lived assets and amortizable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for an asset to be held and used is recognized when the estimated fair value of the asset is less than its carrying value. The fair value of long-lived assets is generally based on estimated future cash flows from operations. The estimates reflect the Company's assumptions about selling prices, production and sales volume levels, costs and market conditions over the estimated remaining operating period, which generally ranges from one to five years. If the Company's assumptions related to assets to be held and used are inaccurate, additional write-downs may be required in the future.

PRODUCT WARRANTIES Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at the time of sale at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements. We believe that our recorded liability at December 31, 2001, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

REVENUE Revenue decreased to $15.1 million in 2001 from $28.1 million in 2000. The decrease in revenue was principally related to a significant decline in sales of ISDN products and related service revenues as the videoconferencing market continued to weaken. In particular, sales of ISDN products and related services to two of the Company's largest customers, PictureTel Corporation and VTEL Corporation, were significantly lower than in the year ended December 31, 2000. ISDN product revenue from PictureTel was $1.9 million in 2001 compared to $6.9 million in 2000. ISDN product revenue from VTEL was $.8 million in 2001 compared to $2.5 million in 2000. In addition to the decline in sales of ISDN products and services, the overall decrease in revenue is also attributable to the sale of the Company's network access card (NAC) product line in September 2000. Revenue from the sales of NAC products approximated $3.3 million during the year ended December 31, 2000. These decreases were offset by $1.9 million of revenue associated with the Company's InfoWorkSpace product line acquired in March 2001.

Revenue decreased to $28.1 million in 2000 from $58.1 million in 1999. The decrease was primarily related to the beginning of the decline in sales of ISDN products and related service revenues as the videoconferencing market started to weaken. In particular ISDN product revenue from sales to PictureTel decreased to $6.9 million in 2000 from $13.0 million in 1999. ISDN product revenue from sales to VTEL decreased to $2.5 million in 2000 from $11.1 million in 1999. Revenue from the sales of NAC products decreased by $2.4 million in 2000, as compared to 1999, attributable in part to the sale of the NAC product line in September 2000.

GROSS PROFIT Cost of revenues includes material costs, manufacturing labor and overhead and customer support costs. Gross profit as a percentage of revenues decreased in 2001 to 37.4% from 48.5% in 2000 and 62.3% in 1999. Reduction in margin for each of the last two years was primarily attributable to the overall decrease in revenues and the related disproportionate effect of fixed manufacturing and service cost included in cost of revenues.

RESEARCH AND DEVELOPMENT Research and development expenses decreased to $8.2 million for the year ended December 31, 2001 from $14.4 million for the year ended December 31, 2000. The Company's spending decrease was partially attributable to the elimination of engineering expenses of approximately $1.5 million related to the NAC product line sold in September 2000. Approximately $6.7 million of the decrease is attributable to a reduction in staff and related expenses due to completion of various projects and the Company's restructuring and cost reduction plan implemented in May 2001 offset by increased costs of approximately $2.0 million associated with the acquisition of InfoWorkSpace in March 2001. Research and development expenses decreased to $14.4 million in 2000 from $15.1 million in 1999 primarily due to a decline in network access card product related expenses of $.4 million and completion of engineering projects.

SALES AND MARKETING Sales and marketing expenses decreased to $8.6 million in 2001 from $10.7 million in 2000. The decreased spending was primarily due to the Company's restructuring and cost reduction plan that went into effect at the end of May 2001. Cost savings achieved from the restructuring and cost reduction plan were offset by added sales and marketing expenses of approximately $1.0 million attributable to the InfoWorkSpace product line acquired in March 2001. Sales and marketing expenses decreased to $10.7 million in 2000 from $11.5 million in 1999. The decreased spending was primarily due to the transition from an ISDN product focus to a concentration on IP and Internet products.

GENERAL AND ADMINISTRATIVE General and administrative expenses decreased to $3.1 million in 2001 compared to $3.9 million in 2000. The decrease was primarily due to cost savings associated with the restructuring and cost reduction plan implemented in May 2001. General and administrative expenses decreased to $3.9 million in 2000 from $4.1 million in 1999. The decrease was primarily due to reduction of expenditures related to the Company's corporate-wide financial accounting, manufacturing and sales and distribution system, which was implemented during 1999.

OCCUPANCY AND OTHER FACILITIES RELATED EXPENSES Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company's headquarters and manufacturing facility in Burlington, Massachusetts and various other sales and development offices in the United States, United Kingdom, Hong Kong and China. Costs are essentially fixed and generally only change when new offices are opened or leases are renegotiated. The increase to $3.5 million in 2001 from $3.2 million in 2000 relates primarily to added occupancy costs associated with the acquisition of the InfoWorkSpace product line in March 2001.

INTEREST INCOME, NET Interest income, net, consists of interest on cash, cash equivalents and marketable securities. Interest income decreased to approximately $.9 million in 2001 from $2.5 million in 2000. Interest income in 1999 was $2.3 million. The decrease in 2001 was due primarily to a reduction in the amount of cash available for investment. The increase in 2000 was primarily related to higher rates of return on investments.

INCOME TAX The amount reported as income tax benefit in 2001 relates primarily to the reversal of tax reserves recorded in prior years. The Company determined that the tax reserves were no longer required because the related potential tax exposures were favorably resolved during the fourth quarter of 2001. In 2000 the Company recorded a valuation allowance of approximately $7.8 million to reduce the carrying value of deferred tax assets recorded in prior years to zero and $975 thousand related to the settlement of litigation with Accord.

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

     LIQUIDITY. As further described under Liquidity and Capital Resources, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins.

     DEPENDENCE ON MAJOR CUSTOMERS. While the Company is focusing efforts on broadening its reseller, distribution and OEM sales channels, sales to a relatively small number of customers have accounted for a significant portion of the Company's revenue. The Company believes that its dependence on a relatively small number of customers will continue during 2002. This concentration of customers may cause revenues and operating results to fluctuate from quarter-to-quarter based on major customers' requirements and the timing of their orders and shipments. The Company's agreements with its customers generally do not include minimum purchase commitments or exclusivity arrangements. The Company's operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to change to another vendor for purchases of a similar product, were to combine their operations with another company who had an established relationship with another vendor for purchases of a similar product, were to experience financial, operational or other difficulties or were to delay paying or fail to pay amounts due the Company.

     REDUCED DEMAND FOR TRADITIONAL VIDEOCONFERENCING PRODUCTS. Traditional videoconferencing technology such as ISDN has had a rapid decline. The Company's ISDN revenue declined to $6.2 million in 2001 from $16.1 million in 2000. The Company has broadened its product offerings with the acquisition of the InfoWorkSpace product line in March 2001 and continues to develop and sell IP-based products. To date, however, revenues from sales of these products has not offset the decline in revenues from sales of traditional ISDN-based videoconferencing products.

     EVOLVING MARKETS. Sales of real-time collaboration products account for an increasing portion of the Company's revenue. The Company's success depends, to a significant extent, on the acceptance and the rate of adoption of IP and Internet-based collaboration products, in general, and Encounter and InfoWorkSpace products in particular. There is inadequate experience to predict whether real-time collaboration products will ultimately be accepted by the market. There can be no assurance that any of the markets for the Company's products will develop to the extent, in the manner, or at the rate anticipated by the Company. In addition, future prices the Company is able to obtain for its products may decrease as a result of new product introductions by others, price competition, technological change or other factors.

     RAPID TECHNOLOGICAL CHANGE. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, emerging network architectures and frequent new product introductions. The adoption rate of new technologies and products may adversely impact near-term growth of the conferencing market as users evaluate the alternatives. The Company has invested, and for 2002 plans to continue to invest, in product development and products incorporating certain of these new technologies. Many other companies are also developing products incorporating these new technologies that are competitive with the Company's current and future offerings. The Company's success will depend, in part, upon its ability through continued investments to maintain technological leadership, to enhance and expand its existing product offerings and to select and develop in a timely manner new products that achieve market acceptance.

     COMPETITION. The market for multimedia collaboration products is highly competitive. The Company expects competition to increase significantly in the future. A number of companies have introduced or announced their intention to introduce products that could be competitive with the Company's products, and the rapidly evolving nature of the markets in which the Company competes may attract other new entrants as they perceive opportunities. Some of the Company's current and potential competitors have longer operating histories and greater financial, technical and sales and marketing resources. If the Company is unable to convince companies with collaboration and videoconferencing needs to adopt the Encounter and InfoWorkSpace collaboration products over the current technologies marketed by competitors, the Company's financial results will suffer, through price reductions and loss of market share.

The principal competitive factors in the market for multimedia collaboration are, and should continue to be, breadth of capabilities, demonstrated interoperability, price, performance, network management capabilities, reliability, customer support and security. The Company plans to compete by offering collaboration and enterprise products with a broad range of capabilities and high performance. However, the Company cannot be certain that potential customers will be attracted to the Company's products, especially if competitors were to invest substantially more money into their products and technology.

     INFOWORKSPACE ACQUISITION. On March 27, 2001, the Company entered into a purchase agreement to acquire all of the operating assets and intellectual property of the InfoWorkSpace, a business unit of General Dynamics Electronic Systems. The Company entered into the purchase agreement with the expectation that the transaction will result in certain benefits including, among other things, benefits relating to expanded and complementary product offerings, enhanced revenues, increased market opportunity, new technology and the addition of engineering personnel. InfoWorkSpace products are currently used primarily by government organizations, including the Department of Defense and the Intelligence Community. While continuing to develop the government business, the Company's intention is to market and sell the InfoWorkSpace collaboration products commercially. The Company cannot assure that its commercial marketing efforts will be sufficient or that its businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings in any future period.

InfoWorkSpace products provide knowledge workers a secure virtual workspace for project and team collaboration. InfoWorkSpace products are currently used primarily by government organizations, including Defense Department agencies and the Intelligence Community.

     PROTECTION OF PROPRIETARY TECHNOLOGY. The Company's success depends, to a large extent, on its ability to protect its proprietary technology. The Company currently holds ten U.S. patents, two corresponding patents in foreign jurisdictions and has several patent applications pending. In addition to its patents, the Company relies primarily on a combination of contractual rights, trade secrets and copyrights to protect its intellectual property rights.

     RETENTION OF KEY EMPLOYEES. The Company's success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, the Company's Chief Executive Officer. The Company does not have employment contracts with its key personnel other than Khoa Nguyen. The Company believes that its future success will depend in large part upon its ability to attract and retain such key employees.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had cash, cash equivalents and marketable securities of approximately $5.5 million, which are regularly invested in short-term money market funds, government securities and commercial paper. The Company had committed an aggregate of $3.1 million of this amount for a $2.0 million installment paid in January 2002, in connection with its acquisition of the InfoWorkSpace business and $1.1 million paid in January 2002 upon exercise of a put option for 110,000 shares of the Company's common stock (see Note 3 of Notes to Consolidated Financial Statements). In addition, in connection with the put option, the Company may be required to purchase another $2.9 million of its common stock in December 2002. The Company had losses from operations of $33.6 million and $21.4 million for the years ended December 31, 2001 and 2000, respectively.

The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins. There appears little likelihood of securing additional capital on reasonable terms, if at all, in the near future. In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations. As a result of these actions, the Company recorded charges of approximately $2.0 million of which all but approximately $100 thousand had been paid by December 31, 2001. These charges, reported as restructuring expense, primarily represented severance costs related to the termination of 90 employees, constituting approximately 50% of the Company's workforce at the time the cost reduction plan was implemented. The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support.

Operating costs at the end of December 2001 were in line with the Company's expectations. The Company estimates its cash-flow breakeven point to be approximately $24 million to $26 million in annual sales. If the Company is not successful in meeting its revenue targets, it may not be able to generate cash flows sufficient to continue operations.

The Company's common stock is presently listed on the Nasdaq National Market ("Nasdaq NMS") under the symbol EZEN. All companies listed on Nasdaq are required to comply with certain continued listing standards, including maintaining a minimum bid price of at least $1.00. As of February 14, 2002, the Company did not meet this standard since its common stock had not traded at a minimum bid price of at least $1.00 over the previous 30 consecutive trading days. Pursuant to the rules of The Nasdaq Stock Market, the Company has until May 15, 2002 to meet the required $1.00 minimum bid price for its common stock for at least 10 consecutive trading days. There can be no assurance that the Company's common stock will meet the required $1.00 minimum bid price at any time in the future or that any appeal by the Company of any delisting determination would be successful. In the event that the Company's common stock is delisted from Nasdaq NMS, the market value and liquidity of the Company's common stock could be materially adversely affected.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
Report of Independent Auditors.............................................................................     24
Consolidated Balance Sheets as of December 31, 2001 and 2000...............................................     25
Consolidated Statements of Operations for the years ended December 31, 2001, 2000
  and 1999.................................................................................................     26
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
  2000 and 1999............................................................................................     27
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000
  and 1999.................................................................................................     28
Notes to the Consolidated Financial Statements.............................................................     29

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ezenia! Inc.

We have audited the accompanying consolidated balance sheets of Ezenia! Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Ezenia! Inc. will continue as a going concern. As more fully described in
Note 2, the Company has incurred substantial recurring operating losses and negative cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                             /s/ Ernst & Young LLP

Boston, Massachusetts
February 7, 2002,
except for the last paragraph of Note 9, as to which the date is March 14, 2002

CONSOLIDATED BALANCE SHEETS

    (In thousands, except for share related data)                                   December 31
                                                                               2001             2000
                                                                         -----------------------------
ASSETS
Current assets
   Cash and cash equivalents                                             $      5,531      $    20,457
   Marketable securities                                                                        14,286
   Accounts receivable, less allowances of $914 and $716 in 2001 and
     2000, respectively                                                         2,313            3,146
   Inventories                                                                  3,882            3,287
   Receivable from sale of product line                                                          1,500
   Prepaid software licenses                                                      774
   Prepaid expenses and other current assets                                      691            1,538
                                                                         -----------------------------
Total current assets                                                           13,191           44,214

Equipment and improvements, net of accumulated depreciation                     3,470            5,798
Investment in InfoWorkSpace                                                                      6,000
Goodwill and other intangible assets, net                                      11,673
Other assets, net                                                                  24            1,391
                                                                         -----------------------------
                                                                         $     28,358      $    57,403
                                                                         =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Note payable                                                          $      2,000
   Accounts payable                                                             1,830      $     1,989
   Accrued expenses                                                             1,445            4,009
   Income taxes                                                                   492            2,847
   Accrued restructuring expenses                                                 101
   Deferred revenue                                                             2,065              767
   Current portion of common stock subject to put                               1,100
                                                                         -----------------------------
Total current liabilities                                                       9,033            9,612

Common stock subject to put; 400,000 shares issued and outstanding at
   December 31, 2001, less amount classified as current                         2,875

Commitments and contingencies - Note 11

Stockholders' equity
   Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
   Common stock, $.01 par value; 40,000,000 shares authorized;
     13,741,880 issued and outstanding in 2001; 13,299,762 issued
     and outstanding in 2000                                                      139              138
   Capital in excess of par value                                              59,566           59,403
   Retained earnings (deficit)                                                (40,883)          (9,543)
   Accumulated other comprehensive loss                                          (611)            (477)
   Treasury stock at cost; 550,000 shares in 2001 and 500,000 shares
      in 2000                                                                  (1,761)          (1,730)
                                                                         -----------------------------
                                                                               16,450           47,791
                                                                         -----------------------------
                                                                         $     28,358      $    57,403
                                                                         =============================

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31
(In thousands, except for per share related data)                 2001              2000              1999
                                                       ---------------------------------------------------
REVENUES
   Product revenue                                     $        11,944     $      24,167     $      51,058
   Service revenue                                               3,163             3,985             7,051
                                                       ---------------------------------------------------
                                                                15,107            28,152            58,109
                                                       ---------------------------------------------------
COSTS OF REVENUES
   Cost of product revenue                                       6,483            10,502            17,903
   Cost of service revenue                                       2,970             3,985             4,032
                                                       ---------------------------------------------------
                                                                 9,453            14,487            21,935
                                                       ---------------------------------------------------

GROSS PROFIT                                                     5,654            13,665            36,174

OPERATING EXPENSES
  Research and development                                       8,171            14,397            15,143
  Sales and marketing                                            8,556            10,741            11,450
  General and administrative                                     3,099             3,856             4,063
  Amortization of goodwill and other intangible assets           4,047
  Depreciation                                                   2,831             2,904             3,205
  Occupancy and other facilities related expenses                3,488             3,155             3,073
  Impairment of goodwill and other long-term assets              7,070
  Restructuring                                                  2,013
                                                       ---------------------------------------------------
                                                                39,275            35,053            36,934
                                                       ---------------------------------------------------

LOSS FROM OPERATIONS                                           (33,621)          (21,388)             (760)

Other income (expense)
  Interest income, net                                             888             2,492             2,293
  Litigation settlement                                                            6,500
  Loss on sale of fixed assets                                    (36)
  Loss on investment                                             (543)
  Gain on sale of network access card product line                                 3,287
  Other                                                          (178)
                                                       ---------------------------------------------------
                                                                   131            12,279             2,293
                                                       ---------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                              (33,490)           (9,109)            1,533

Income taxes (benefit)                                          (2,150)            8,875               399
                                                       ---------------------------------------------------

NET INCOME (LOSS)                                      $       (31,340)    $     (17,984)    $       1,134
                                                       ===================================================

NET INCOME (LOSS) PER SHARE
   Basic and diluted                                   $         (2.29)    $       (1.32)    $        0.08
                                                       ===================================================

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except for share related data)

                                                                                                            Accumulated
                                                                               Capital       Retained             Other
                                               Common Stock               in Excess of       Earnings     Comprehensive
                                           Shares         Par Value          Par Value       (Deficit)             Loss
                                        -----------------------------------------------------------------------------------
BALANCES AS OF
DECEMBER 31, 1998                         13,381,746      $       134    $      56,720    $     7,307    $          (16)
        Stock issued under
            employee benefit plans           206,759                2            1,589
        Tax benefit related to employee
            stock plans                                                            174
        Foreign  currency   translation
            adjustment                                                                                             (254)
        NET INCOME                                                                              1,134
                                        -----------------------------------------------------------------------------------
        Comprehensive income

BALANCES AS OF
DECEMBER 31, 1999                         13,588,505              136           58,483          8,441              (270)
        Stock issued under
            employee benefit plans           211,257                2              920
        Foreign  currency   translation
            adjustment                                                                                             (207)
        Acquisition of treasury stock       (500,000)
        NET LOSS                                                                              (17,984)
                                        -----------------------------------------------------------------------------------
        Comprehensive loss

BALANCES AS OF
DECEMBER 31, 2000                         13,299,762              138           59,403         (9,543)             (477)
        Stock issued under
            employee benefit plans            92,118                1              163
        Stock issued in connection with
            acquisition of InfoWorkSpace     400,000
        Foreign  currency   translation
            adjustment                                                                                             (134)
        Acquisition of treasury stock        (50,000)
        NET LOSS                                                                              (31,340)
                                        -----------------------------------------------------------------------------------
        Comprehensive loss

BALANCES AS OF
DECEMBER 31, 2001                         13,741,880      $       139    $      59,566    $   (40,883)   $         (611)
                                        ===================================================================================

                                                                 Total    Comprehensive
                                             Treasury    Stockholders'           Income
                                                Stock           Equity           (Loss)
                                         ----------------------------------------------
BALANCES AS OF
DECEMBER 31, 1998                                          $    64,145
        Stock issued under
            employee benefit plans                               1,591
        Tax benefit related to employee
            stock plans                                            174
        Foreign  currency   translation
            adjustment                                            (254)            (254)
        NET INCOME                                               1,134            1,134
                                         ----------------------------------------------
        Comprehensive income                                              $         880
                                                                          =============
BALANCES AS OF
DECEMBER 31, 1999                                               66,790
        Stock issued under
            employee benefit plans                                 922
        Foreign  currency   translation
            adjustment                                            (207)   $        (207)
        Acquisition of treasury stock    $     (1,730)          (1,730)
        NET LOSS                                               (17,984)         (17,984)
                                         ----------------------------------------------
        Comprehensive loss                                                $     (18,191)
                                                                          =============
BALANCES AS OF
DECEMBER 31, 2000                              (1,730)          47,791
        Stock issued under
            employee benefit plans                                 164
        Stock issued in connection with
            acquisition of InfoWorkSpace
        Foreign  currency   translation
            adjustment                                            (134)   $        (134)
        Acquisition of treasury stock             (31)             (31)
        NET LOSS                                               (31,340)         (31,340)
                                         ---------------------------------------------
        Comprehensive loss                                                $     (31,474)
                                                                          =============
BALANCES AS OF
DECEMBER 31, 2001                        $     (1,761)     $    16,450
                                         =============================

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF CASH FLOWS
   (In thousands)

                                                                                  YEAR ENDED DECEMBER 31
                                                                          2001             2000            1999
                                                                     ----------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                    $    (31,340)      $   (17,984)   $      1,134
Adjustments to reconcile net income (loss) to net cash provided by
   (used for) operating activities:
       Gain on sale of network access card product line                                      (3,287)
       Depreciation and amortization                                        7,252             3,710           3,768
       Loss on investment                                                     543
       Loss on sale of fixed assets                                            36
       Impairment of goodwill and other long-term assets                    7,070
       Purchased technology write-off                                                                         1,034
       Deferred income taxes                                                                  7,780            (480)
       Tax benefit related to stock plan activities                                                             174
       Changes in operating  assets and  liabilities,  less amounts attributable to acquisition of InfoWorkSpace:
           Accounts receivable                                                833             3,654             978
           Inventories                                                       (595)           (1,971)          1,083
           Prepaid software licenses                                          260
           Other current assets                                               847              (307)            314
           Accounts payable and accrued expenses                           (2,622)           (3,251)         (2,597)
           Income taxes                                                    (2,355)
           Deferred revenue                                                    (7)              164            (442)
                                                                     ----------------------------------------------
Net cash provided by (used for) operating activities                      (20,078)          (11,492)          4,966

INVESTING ACTIVITIES
Cash received from sale of network access card product line                 1,500             3,000
Acquisition of InfoWorkSpace                                              (10,526)           (6,000)
Net purchases of equipment and improvements                                  (599)           (2,891)         (3,093)
Purchases of marketable securities                                                           (7,374)         (3,634)
Proceeds from sale of marketable securities                                14,286            11,073          13,030
Changes in other assets                                                       492                61            (736)
                                                                     ----------------------------------------------
Net cash provided by (used for) investing activities                        5,153            (2,131)          5,567

FINANCING ACTIVITIES
Net proceeds from issuance of stock under employee benefit plans              164               922           1,591
Acquisition of treasury stock                                                 (31)           (1,730)
                                                                     ----------------------------------------------
Net cash provided by (used for) financing activities                          133              (808)          1,591
Effect of exchange rate on cash and cash equivalents                         (134)             (207)           (254)
                                                                     ----------------------------------------------
Increase (decrease) in cash and cash equivalents                          (14,926)          (14,638)         11,870
Cash and cash equivalents at beginning of year                             20,457            35,095          23,225
                                                                     ----------------------------------------------
Cash and cash equivalents at end of year                             $      5,531       $    20,457    $     35,095
                                                                     ==============================================
Supplementary disclosure of cash flow information:
   Interest paid                                                     $          0       $        43    $         86
                                                                     ----------------------------------------------
   Income taxes paid                                                 $        177       $     1,180    $      1,700
                                                                     ==============================================
Noncash investing activity
   Value of inventory to be received in connection with sale of
     network access card product line                                                   $       750
                                                                                        ===========

SEE ACCOMPANYING NOTES.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS

Ezenia! Inc. operates in one business segment, which is the design, development, manufacturing, marketing and sale of real-time collaboration solutions for corporate networks and eBusiness. Founded in 1991, Ezenia! develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, consumer and institutional users.

2.  GOING CONCERN

The Company has incurred substantial recurring operating losses and negative cash flows, and at December 31, 2001, has limited cash resources.

The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins. There appears little likelihood of securing additional capital on reasonable terms, if at all, in the near future. In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations. As a result of these actions, the Company recorded charges of approximately $2.0 million, of which all but approximately $100 thousand had been paid by December 31, 2001. These charges, reported as restructuring expense, primarily represented severance costs related to the termination of 90 employees, constituting approximately 50% of the Company's workforce at the time the cost reduction plan was implemented. The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support.

Operating costs were in line with the Company's expectations for the quarters ended September 30, 2001 and December 31, 2001. The Company's success in achieving its goal of being cash-flow neutral is largely dependent on whether it can meet its future revenue targets.

In addition, the restructuring and cost reduction plan calls for the Company to close down its Burlington, Massachusetts facility and move its office headquarters to a smaller, more cost efficient facility. Because of the depressed real estate market in Massachusetts at the current time the Company cannot estimate when such a move will be completed, if at all.

There can be no assurance that the Company can achieve the above-mentioned actions. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain amounts represented in 2000 and 1999 have been reclassified to permit comparison with 2001 classifications.

SIGNIFICANT ESTIMATES AND ASSUMPTIONS

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment. The Company's products are generally delivered without significant post-sale obligations to the customer. If significant obligations exist, revenue recognition is deferred until the obligations are satisfied. Estimated product warranty costs are accrued at the time of sale. Revenue from sales of

InfoWorkSpace software licenses is recognized ratably over the subscription period, generally one year. Revenue from maintenance agreements is recognized ratably over the terms of the agreements, and other service revenue is recognized as the services are performed.

SOFTWARE LICENSES

The Company's InfoWorkSpace products incorporate software licenses, which the Company purchases from other software vendors. Software licenses purchased from vendors are reported as inventory until the sale of the underlying InfoWorkSpace subscription license. At which time, they are reported as prepaid licenses and amortized over the subscription period.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

All of the Company's cash equivalents and marketable securities are classified as available-for-sale and, accordingly are carried at fair value based on quoted market prices. Unrealized gains and losses were not material in 2001, 2000 or 1999. Realized gains and losses are included in net interest income. The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents and marketable securities consist of highly rated U.S. and state government securities, commercial paper and short-term money market funds.

CONCENTRATIONS OF CREDIT RISK

Revenue from three customers accounted for 31%, 48%, and 53% of total revenues in 2001, 2000 and 1999, respectively. Accounts receivable from these customers amounted to approximately $1.0 million and $1.6 million at December 31, 2001 and 2000, respectively. Export sales were $6.1 million, $11.3 million and $15.7 million in 2001, 2000 and 1999, respectively.

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

EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

         Computer and office equipment        3 years
         Furniture and fixtures               5 years
         Leasehold improvements               Shorter of lease term or estimated
                                                 useful life

DEFERRED REVENUE

Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements or for product sales in advance of revenue recognition.

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

NET INCOME (LOSS) PER SHARE

The Company reports earnings per share in accordance with the SFAS No. 128, "Earnings per Share." Diluted earnings per share include the effect of dilutive stock options and shares subject to a put option (see Note 3) when dilutive.

Shares used in computing basic and diluted net income (loss) per share are as follows:

                            2001              2000              1999
                      -----------------------------------------------------
     BASIC               13,663,863        13,649,245        13,450,000
     DILUTED             13,663,863        13,649,245        13,730,000
                      -----------------------------------------------------

The effect of dilutive stock options on the total shares used to compute diluted net income per share was 280,000 in 1999.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the fair value of the impaired asset.

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

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Company's financial position and results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. But, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, under the provisions of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Amortization of goodwill, all related to the acquisition of InfoWorkSpace (see Note 4), approximated $4.0 million in 2001. The Company has not yet determined what other effect, if any, adoption of SFAS No. 142 may have on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined what effect, if any, SFAS No. 144 may have on its financial position, results of operations or cash flows.

4.  ACQUISITIONS

On March 27, 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace business unit of General Dynamics Electronic Systems for $17 million in cash and 400,000 shares of the Company's common stock valued, for purposes of the transaction, at $10.00 per share. An advance of $6 million was paid in December 2000, $6 million was paid at closing, $3 million was paid on July 2, 2001 and the final payment of $2 million was paid on January 4, 2002. The 400,000 shares issued were accompanied by an option allowing the seller to put the shares to the Company at $10.00 per share. The put agreement, as amended, gives the seller the option to require the Company to repurchase 110,000 shares beginning January 4, 2002 and expiring February 3, 2002, and the balance of 290,000 shares beginning December 1, 2002 and expiring December 31, 2002. The put option with respect to 110,000 shares was exercised by the seller on January 4, 2002, and the shares were reacquired at an aggregate price of $1.1 million on January 25, 2002. The put right shall expire at such time as the last reported closing price of the common stock as reported on the Nasdaq National Market has been equal to or greater than $11.00 per share for fifteen (15) consecutive trading days. Common stock subject to the put option is reported as temporary equity. For purposes of computing diluted earnings per share, such shares are included in the calculation using the reverse treasury stock method when dilutive.

Pursuant to the terms of the purchase agreement, the Company paid approximately $1 million at the closing to cover the seller's transitional operating costs (net of revenue earned during the period) for the period between the signing of the purchase agreement and the closing of the transaction. The acquisition has been accounted for as a purchase.

The total purchase price and related acquisition costs were recorded as follows:

       (In thousands)

       Equipment and improvements                     $    481
       Prepaid software licenses                         1,124
       Goodwill (to be amortized over 5 years)          19,504
       Other intangible assets (to be amortized over
         1.5 to 3 years)                                 2,531
       Deferred revenue                                 (1,125)
                                                      --------
                                                      $ 22,515
                                                      ========

InfoWorkSpace products provide knowledge workers a secure virtual workspace for project and team collaboration. InfoWorkSpace products are currently used primarily by government organizations, including Defense Department agencies and the Intelligence Community.

Operating results of the InfoWorkSpace product line have been included in the Company's financial statements from the acquisition date. The following table presents unaudited pro forma consolidated operating results for the twelve months ended December 31, 2001 and 2000 as if the acquisition had occurred as of the beginning of the periods presented.

                                                             YEAR ENDED
                                                             DECEMBER 31,

(In thousands)                                           2001              2000
                                                  --------------------------------
Revenue                                                 $15,442           $29,232

Net loss                                                (34,398)          (31,373)

Basic and diluted loss per share                          (2.52)            (2.30)


The unaudited pro forma consolidated operating results are not necessarily indicative of the operating results that would have been achieved had the acquisition been consummated at the beginning of the periods presented, and should not be construed as representative of future operating results.

The continued weakness in the economy and the rapidly changing and competitive environment in which the Company operatives negatively impacted expected sales of InfoWorkSpace product during 2001. During the fourth quarter of 2001 the Company determined the fair value of InfoWorkSpace product line has declined from the value at the date it was acquired. In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company evaluated the recoverability of its long-lived assets, including intangibles related to the InfoWorkSpace acquisition and determined that the estimated future undiscounted cash flows were below their carrying value at December 31, 2001. Accordingly, the Company recorded an impairment charge of approximately $6,293,000 in the fourth quarter of 2001, to reflect its estimate of the impairment of goodwill associated with the acquisition of InfoWorkSpace. The estimated fair value was based on anticipated future cash flows discounted at a rate of 18%, which the Company considers to be commensurate with the risk involved.

Included in amounts reported as impairment of goodwill and other long-term assets are losses of $777,000 related to fixed assets no longer in use.

5.  SALE OF PRODUCT LINE

On September 15, 2000, the Company completed the sale of assets and technology associated with its network access card ("NAC") product line to Telco Systems, Inc. (Telco) for cash of $4.5 million, received in installments through March 2001, and $1.5 million of future product to be supplied by Telco. Revenue from sales of NAC products were $3.3 million and $5.7 million for the years ended December 31, 2000 and 1999, respectively.

6.  INVENTORIES

Inventories consist of:

                                                                                    December 31
(In thousands)                                                                2001                2000
                                                                    ----------------------------------------
Raw materials and subassemblies                                            $ 1,501             $ 1,890
Software licenses                                                            1,806
Work in process                                                                458                 649
Finished goods                                                                 117                 748
                                                                    ----------------------------------------
                                                                           $ 3,882             $ 3,287
                                                                    ========================================

The Company has entered into a license agreement with a software vendor. Under the terms of the agreement, the Company is obligated to purchase $3.5 million and $4.0 million of software licenses over the twelve month periods ending March 26, 2002 and March 26, 2003, respectively. The licenses are resold with the Company's InfoWorkSpace products. Based on the Company's current sales forecasts, all licenses to be purchased under the agreement will be used through sales of InfoWorkSpace products. At December 31, 2001, the Company had acquired approximately $2.6 million of licenses under the agreement.

7.  EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of:

                                                                                 December 31
(In thousands)                                                           2001                2000
                                                                    ---------------------------------------
Computer and office equipment                                          $ 19,235            $ 18,724
Furniture and fixtures                                                      306                 314
Leasehold improvements                                                    1,550               1,550
                                                                    ---------------------------------------
                                                                         21,091              20,588
Less accumulated depreciation                                            17,621              14,790
                                                                    ---------------------------------------

                                                                       $  3,470            $  5,798
                                                                    =======================================

8.  ACCRUED EXPENSES

Accrued expenses consist of:

                                                                               December 31
(In thousands)                                                           2001                2000
                                                                    ---------------------------------------
Employee compensation and benefits                                      $  922             $1,520
Warranties and other customer-related costs                                315              2,010
Other                                                                      208                479
                                                                    ---------------------------------------
                                                                        $1,445             $4,009
                                                                    =======================================

9.  INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                                                                        Year ended December 31
(In thousands)                                                                   2001             2000              1999
                                                                       -----------------------------------------------------
Current:
   Federal                                                                $    (2,090)                        $      619
   State                                                                         (122)                                43
   Foreign                                                                         62         $  1,095               217
                                                                       -----------------------------------------------------

                                                                               (2,150)           1,095               879
Deferred:
   Federal                                                                                       6,769              (382)
   State                                                                                           967               (54)
    Foreign                                                                                         44               (44)
                                                                       -----------------------------------------------------
                                                                                                 7,780              (480)
                                                                       -----------------------------------------------------

                                                                          $    (2,150)        $  8,875        $      399
                                                                       =====================================================

The amount reported as income tax benefit in 2001 relates primarily to the reversal of tax reserves recorded in prior years. The Company determined that the tax reserves were no longer required because the related potential tax exposures were favorably resolved during the fourth quarter of 2001. The provision for income taxes in 2000 includes $975,000 of foreign withholding tax related to the Company's litigation settlement (See Note 10). This amount is currently held in escrow until certain matters related to the settlement are resolved with tax authorities in Israel.

The total income tax expense (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

                                                                                      Year ended December 31
(In thousands)                                                                  2001             2000              1999
                                                                       -----------------------------------------------------
Federal income tax at statutory rate                                    $    (11,386)      $   (3,097)          $   521
State income taxes, net of federal benefit                                      (320)            (289)               37
Foreign taxes, net                                                               647              119               107
Research and development tax credits                                          (3,214)            (606)             (261)
Tax-exempt interest income                                                                                          (64)
Valuation allowance                                                           13,594           12,711
Reversal of reserves recorded in prior years                                  (2,212)
Other                                                                            741               37                59
                                                                       -----------------------------------------------------

Total income tax expense (benefit)                                      $     (2,150)      $    8,875            $  399
                                                                       =====================================================

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                                                Year ended December 31
(In thousands)                                                                   2001               2000
                                                                       -----------------------------------------
Deferred tax assets:
     Purchased intangibles                                              $       2,159
     Net operating loss carryforwards                                          17,257      $       9,040
     Research and development credits                                           4,445              1,231
     Foreign tax credits                                                                             975
     Accruals and allowances not currently deductible for tax purposes          1,889                965
     Depreciation and other                                                       555                500
     Valuation allowance                                                      (26,305)           (12,711)
                                                                       -----------------------------------------

Total deferred tax assets                                               $           0      $           0
                                                                       =========================================

At December 31, 2001, the Company has available net operating loss carryforwards of approximately $27,200,000 expiring in 2022 and $26,400,000 expiring in 2021, federal research and development credit carryforwards of approximately $2,300,000 expiring in varying amounts during the period 2018 through 2022 and state and research and development credit carryforwards of approximately $2,100,000 expiring in varying amounts during the period 2006 through 2016.

The Federal Job Creation and Worker Assistance Act of 2002, enacted in March 2002, allows the Company to carryback net operating losses incurred in 2001 for a period of up to five years. The additional carryback period has enabled the Company to file a carryback claim in March 2002, resulting in the utilization of approximately $12,500,000 of the net operating loss that would have expired in 2022 and the recovery of approximately $2,700,000 of income taxes paid in prior years. This tax benefit will be reflected in the Company's financial statements in the first quarter of the year ending December 31, 2002.

10. OTHER NON-RECURRING CHARGES AND CREDITS

On June 16, 2000, the Company settled its patent infringement suit against Accord in the United States District Court for the District of Massachusetts. The settlement agreement, which was recorded in the quarter ended June 30, 2000, provided, among other things, that the Company receive $6,500,000 in return for a covenant not to sue with respect to the patents that were the subject of the litigation. The Company received the payment in 2000, net of foreign tax withholding of $975,000.

In July 1999, the Court of Appeals for the Federal Circuit upheld a Federal District court's previous ruling in Datapoint's patent infringement case with PictureTel Corporation, that products sold by PictureTel, including those manufactured by the Company, do not infringe on any of the Datapoint patents in the videconferencing field and that the patent claims asserted against PictureTel are invalid. As a result, in the quarter ended September 30, 1999, the Company reversed into cost of product revenue an accrual of $1,075,000, which had been established in prior periods, for estimated liability associated with this litigation.

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

11. COMMITMENTS AND CONTINGENCIES

The Company rents its primary facility under an operating lease, which expires in February 2006. The Company also leases office space for sales and development operations under leases that expire on various dates through April 2006. Future minimum lease payments at December 31, 2001 under these non-cancelable operating leases are approximately $1,384,000 in 2002, $1,374,000 in 2003, $1,184,000 in
2004, $1,123,000 in 2005 and $166,000 in 2006.

Rent expense was approximately $1,483,000, $949,000 and $916,000 in 2001, 2000
and 1999, respectively.

12. PREFERRED STOCK

Each series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors.

13. BENEFIT PLANS

STOCK OPTION PLANS

The Company's Amended and Restated 1991 Stock Incentive Plan (the "1991 Plan") provides for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, of up to 6,090,541 shares to officers, employees and consultants. The Plan is administered by the Board of Directors. Options have been granted at a price not less than the fair market value on the date of grant. The options generally become exercisable over a four to five-year period and expire over a period not exceeding ten years. In February 2000, the Board of Director's approved the acceleration of all outstanding and future options granted pursuant to the 1991 Plan and the Company's Amended and Restated 1994 Non-Employee Director Stock Option Plan (the "Director Plan") upon a "Change in Control" or an "Acquisition" (as each such term is defined in the 1991 Plan); provided, however, that the vesting of no such option shall be so accelerated in the event that the holder thereof elects to forego such acceleration on or prior to the date of such Change in Control or Acquisition. The 1991 Plan terminated on March 31, 2001, and no options are to be granted under the 1991 Plan subsequent to that date. At December 31, 2001, there were 2,355,587 shares reserved for issuance under the 1991 Plan.

On April 11, 2001, the Board of Directors approved the 2001 Stock Incentive Plan (the "2001 Plan") which provides for the sale or award of common stock or the grant of non-qualified options to officers, directors, employees and consultants. The 2001 Plan and the terms of grants and awards made pursuant to the Plan are administered by the Board of Directors. Vesting of options granted under the Plan accelerate upon change of control or acquisition as defined in the Plan. The Company has reserved 1,000,000 shares of common stock for issuance under the 2001 Plan. The 2001 Plan will terminate on April 11, 2111.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

The Director Plan provides that each non-employee director of the Company be granted an option to acquire 15,000 shares of common stock on the date that person becomes a director and annually be granted, beginning with the January 1 falling at least twelve months after a Director's initial grant, an option to purchase an additional 3,000 shares. Options are granted at a price equal to the fair market value on the date of grant. The options become exercisable over a four-year period, and expire ten years from the date of grant. At December
31, 2001, the Company had reserved 178,000 shares of common stock for future issuance under the Director Plan.

A summary of option activity under the 2001 Plan, the 1991 Plan and the Director Plan is as follows:

                                                                            Weighted
                                                                             Average
                                                                            Exercise
                                                             Shares            Price
                                                     ------------------------------------
Outstanding at December 31, 1998                          2,176,857          $ 12.31
   Granted                                                1,472,875             8.45
   Terminated                                            (1,192,938)           11.61
   Exercised                                               (112,403)            6.60
                                                     -------------------

Outstanding at December 31, 1999                          2,344,391          $ 10.52
   Granted                                                2,425,477             5.88
   Terminated                                            (1,729,657)            9.77
   Exercised                                                (47,798)            6.20
                                                     -------------------

Outstanding at December 31, 2000                          2,992,413          $  5.79
   Granted                                                  847,475             1.30
   Terminated                                            (1,201,876)            6.27
                                                     -------------------

Outstanding at December 31, 2001                          2,638,012          $  5.74
                                                     ===================

Related information for options outstanding and exercisable as of December 31, 2001 under these benefit plans is as follows:

                                                             Weighted
                                                              Average         Weighted
                                      Outstanding           Remaining          Average
   Range of exercise prices               Options    Contractual Life   Exercise Price
                                    -----------------------------------------------------
   $   .25 - $  7.88                    2,039,677             8.37             $   4.18
      8.13 -   10.00                      289,325             7.96                 9.15
     10.06 -   19.25                      299,210             2.29                12.05
     32.00 -   43.25                        9,800             3.15                39.35
                                    ----------------
                                        2,638,012                              $   5.74
                                    ================

                                                           Weighted
                                       Exercisable          Average
   Range of exercise prices                Options   Exercise Price
                                    ----------------------------------
    $  .90 - $  7.88                       719,366           $ 5.97
      8.13 -   10.00                       134,898             9.16
     10.06 -   19.25                       242,755            12.06
     32.00 -   43.25                         9,800            39.35
                                    ----------------------------------

                                         1,106,819           $ 8.00
                                    ----------------------------------

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the "Stock Purchase Plan") under which eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 900,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan.

PRO-FORMA INFORMATION FOR STOCK-BASED COMPENSATION

Pro-forma information regarding net income (loss) and earnings (loss) per share, as if the Company had used the fair value method of SFAS No. 123 to account for stock options issued under its various stock option plans, and shares purchased under the Stock Purchase Plan, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions as of the date of grant: risk-free interest rates equal to the then available rate for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options; no dividend yields; an average volatility factor of the expected market price of the Company's common stock over the expected life of the option of 1.49 in 2001, 1.29 in 2000 and .86 in 1999; and a weighted-average expected life of the option of 5.3 years in 2001, 5.3 years in 2000 and 5.4 years in 1999.

For purposes of pro-forma disclosures, the estimated weighted average fair value of options granted during the year of $1.30, $6.10 and $7.22 in 2001, 2000 and 1999, respectively, is amortized to expense over the related vesting period. Pro-forma information is as follows:

(In thousands except for per share information)

                                                             2001              2000            1999
                                                     ------------------------------------------------------
Pro-forma net loss                                       $ (34,487)        $ (22,449)        $ (2,813)
Pro-forma net loss per share
   Basic and diluted                                         (2.52)            (1.64)           (0.21)

SAVINGS PLAN

The Company sponsors a savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Contributions from the Company are made at the discretion of the Board of Directors and approximated $182,000 in 2001, $236,000 in 2000 and $293,000 in 1999.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                      QUARTER ENDED
                                               MARCH 31       JUNE 30         SEPTEMBER 30      DECEMBER 31
                                            -------------------------------------------------------------------
2001
Revenue                                     $     3,359   $     3,421      $        4,824    $        3,503

Gross profit                                        985           997               2,288             1,384

Operating loss                                   (6,764)      (10,085)             (4,248)          (12,524)

Net loss                                         (6,884)       (9,912)             (4,212)          (10,332)

Net loss per share - basic and diluted             (.51)         (.72)               (.31)             (.75)

2000
Revenue                                     $     9,167   $     7,277      $        6,506    $        5,202

Gross profit                                      4,735         3,482               3,289             2,159

Operating loss                                   (4,709)       (5,957)             (5,189)           (5,533)

Net income (loss)                               (11,901)          183              (1,257)           (5,009)

Net income (loss) per share - basic and
   diluted                                         (.87)          .01                (.09)             (.37)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned, "Proposal No. 1
- Election of Directors" and "Section 16(a) - Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 22, 2002. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned, "Executive Officers of the Registrant" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION

The information required with respect to this item may be found in the sections captioned "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 22, 2002. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required with respect to this item may be found in the section captioned, "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 22, 2002. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required with respect to this item may be found in the section captioned, "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 22, 2002. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF FORM 10-K

1.       CONSOLIDATED FINANCIAL STATEMENTS.

         The following consolidated financial statements and supplementary data are included in Part II-Item 8 filed as part of this report:

         -  Report of Independent Auditors
         -  Consolidated Balance Sheets as of December 31, 2001 and 2000
         - Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
         - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
         - Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
         -  Notes to Consolidated Financial Statements
         -  Quarterly Financial Information (unaudited)

2.       FINANCIAL STATEMENT SCHEDULE.

         -  Schedule II - Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

3.       LIST OF EXHIBITS.

            EXHIBIT
             NUMBER            DESCRIPTION OF EXHIBIT
               3.1*              Form of Amended and Restated Certificate of Incorporation of the Registrant.
               3.2*              Amended and Restated By-Laws of the Registrant.
               4.1*              Specimen Stock Certificate.
              10.1*              Amended and Restated 1991 Stock Incentive Plan of the Registrant.
              10.2*              Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
              10.3*              1995 Employee Stock Purchase Plan of the Registrant.
              10.15*             License Agreement dated January 2, 1995 between the Registrant and Datapoint
                                 Corporation.
              10.16*             Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
              10.17**            Lease for 63 Third Avenue, Burlington, MA dated as of March 1, 1996 between the
                                 Registrant and the Trustees of Building #27 Associates.
              10.19***           Employment Agreement dated January 22, 1998 between the Registrant and
                                 Khoa D. Nguyen.
              10.20****          Asset  Purchase  Agreement  dated as of December 28, 2000 between the  Registrant  and General
                                 Dynamics Government Systems Corporation, as amended.
              10.21*****         Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.

              10.22******        2001 Stock Incentive Plan of the Registrant.
              21.1               Subsidiaries of the Registrant.
              23.1               Consent of Ernst & Young LLP.

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., Northwest Park, 63 Third Avenue, Burlington, MA 01803.

(Note: The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt of the Company or any of its subsidiaries which is not filed herewith or listed herein since it relates to outstanding debt in an amount not greater than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.)

         * Incorporated by reference from the Company's Registration Statement on Form S-1.
         ** Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
         *** Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.
         **** Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
         ***** Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2001.
         ****** Incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.

(b) REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

(c) EXHIBITS

    The response to this portion of Item 14 is submitted as a separate section of this report.

(d) FINANCIAL STATEMENT SCHEDULES

    The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EZENIA! INC.

                                 /s/ Khoa D. Nguyen
                                 ---------------------------------------
                                 Khoa D. Nguyen
                                 Chairman, Chief Executive Officer and President (Principal Executive Officer)
                                 Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                              DATE

/s/ Khoa D. Nguyen              Chairman, Chief Executive Officer  March 29, 2002
------------------------------  (Principal Executive Officer)
Khoa D. Nguyen                  and President

/s/ Stephen G. Bassett          Chief Financial Officer            March 29, 2002
------------------------------  (Principal Financial
Stephen G. Bassett              and Accounting Officer)

/s/ John F. Keane, Jr.          Director                           March 29, 2002
------------------------------
John F. Keane, Jr.

/s/ John A. McMullen            Director                           March 29, 2002
------------------------------
John A. McMullen

/s/ Roy G. Perry                Director                           March 29, 2002
------------------------------
Roy G. Perry

EZENIA! INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


COLUMN A - DESCRIPTION                    COLUMN B            COLUMN C - ADDITIONS             COLUMN D         COLUMN E
----------------------                    --------            --------------------             --------         --------
                                                                                             Deductions -
                                         Balance At        Charged to       Charged to      Uncollectible      Balance at
                                        Beginning Of       Costs and          Other            Accounts          End of
Accounts Receivable Allowances             Period           Expenses         Accounts        Written-off         Period
-------------------------------------  ---------------   ---------------  ---------------   ---------------  ---------------
  Year Ended December 31, 2001             $  716,238         $ 100,000         $ 97,780                -       $  914,018

  Year Ended December 31, 2000              1,518,179                 -                -       $ (801,941)         716,238

  Year Ended December 31, 1999              1,534,311                 -            7,460          (23,592)       1,518,179