Form 10-Q
period 2002-03-31
EZENIA INC
filed 2002-05-15
CIK 943894

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the registrant's Common Stock as of May 3, 2002 was 13,631,880.

================================================================================

                                  EZENIA! INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

ITEM 1     Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
             March 31, 2002 and December 31, 2001..........................   3

           Condensed Consolidated Statements of Operations
             Three months ended March 31, 2002 and 2001....................   4

           Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 2002 and 2001....................   5

           Notes to Condensed Consolidated Financial Statements............   6

ITEM 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  10

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk......  13

PART II.   OTHER INFORMATION

ITEM 6     Exhibits and Reports on Form 8-K................................  14

SIGNATURE....................................................................15

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001 in the section titled "Factors which may affect future operations." Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

Note: Ezenia! is a registered trademark of Ezenia! Inc., and the Ezenia! Logo and InfoWorkSpace are trademarks of Ezenia! Inc.

                                  EZENIA! INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                                                            MARCH 31,             DECEMBER 31,
                                                                              2002                   2001
                                                                        -----------------      ----------------
ASSETS
Current assets
   Cash and cash equivalents                                                   $    3,529            $    5,531
   Accounts receivable, less allowances of $914                                     2,580                 2,313
   Inventories                                                                      3,257                 3,882
   Prepaid software licenses                                                        1,649                   774
   Prepaid expenses and other current assets                                          787                   691
                                                                         ----------------      ----------------
Total current assets                                                               11,802                13,191

Equipment and improvements, net of accumulated depreciation                         3,002                 3,470
Goodwill and other intangible assets, net                                          11,337                11,673
Other assets, net                                                                      11                    24
                                                                         ----------------       ---------------
                                                                               $   26,152            $   28,358
                                                                         ================       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Note payable                                                                                      $    2,000
   Accounts payable                                                            $    2,014                 1,830
   Accrued expenses                                                                   976                 1,445
   Income taxes                                                                       529                   492
   Accrued restructuring expenses                                                      79                   101
   Deferred revenue                                                                 4,529                 2,065
   Current portion of common stock subject to put                                                         1,100
                                                                         ----------------       ---------------
Total current liabilities                                                           8,127                 9,033

Common stock subject to put; 290,000 shares issued and outstanding at March 31, 2002; 400,000 shares issued and outstanding at
   December 31, 2001, less amount classified as current                             2,875                 2,875

Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized,
   13,631,880 issued and outstanding at March 31, 2002;
   13,741,880 issued and outstanding at December 31, 2001                             139                   139
Capital in excess of par value                                                     60,666                59,566
Accumulated deficit                                                               (42,103)              (40,883)
Accumulated other comprehensive loss                                                 (691)                 (611)
Treasury stock at cost 660,000 shares at March 31, 2002 and 550,000
   shares at December 31, 2001                                                     (2,861)               (1,761)
                                                                        -----------------      ----------------
                                                                                   15,150                16,450
                                                                        -----------------      ----------------
                                                                               $   26,152            $   28,358
                                                                        =================      ================

                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             2002                2001
                                                                       ----------------   ----------------
Revenues
   Product revenue                                                          $     2,164       $      2,579
   Service revenue                                                                  494                780
                                                                       ----------------   ----------------
                                                                                  2,658              3,359
                                                                       ----------------   ----------------

Cost of revenues
   Cost of product revenue                                                        1,143              1,414
   Cost of service revenue                                                          255                960
                                                                       ----------------   ----------------
                                                                                  1,398              2,374
                                                                       ----------------   ----------------

Gross profit                                                                      1,260                985

Operating expenses
   Research and development                                                       1,544              2,390
   Sales and marketing                                                            1,317              2,902
   General and administrative                                                       497              1,069
   Depreciation and amortization                                                    873                701
   Occupancy and other facilities related expenses                                  902                687
                                                                       ----------------   ----------------
Total operating expenses                                                          5,133              7,749
                                                                       ----------------   ----------------

Loss from operations                                                             (3,873)            (6,764)

Other income (expense)
   Interest income, net                                                               2                455
   Loss on investment                                                                                 (543)
                                                                       ----------------   ----------------
                                                                                      2                (88)
                                                                       ----------------   ----------------

Loss before income taxes                                                         (3,871)            (6,852)
Income taxes (benefit)                                                           (2,651)                32
                                                                       ----------------   ----------------

Net loss                                                                    $    (1,220)      $     (6,884)
                                                                       ================   ================

Net loss per share:
   Basic and diluted                                                        $     (0.09)      $      (0.51)
Weighted average common shares:
   Basic and diluted                                                         13,661,543         13,378,807

                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  2002                 2001
                                                                           ----------------     ----------------
OPERATING ACTIVITIES
Net loss                                                                        $    (1,220)         $    (6,884)
Adjustments to reconcile net loss to net cash provided by (used for)
 operating activities:
   Depreciation and amortization                                                        888                  746
   Loss on investment                                                                                        543
   Changes in operating assets and liabilities, less amounts attributable to acquisition of InfoWorkSpace:
      Accounts receivable                                                              (267)               1,138
      Inventories                                                                       625                 (919)
      Prepaid software licenses                                                        (875)                (646)
      Other current assets                                                              (96)                  69
      Accounts payable and accrued expenses                                            (307)                 251
      Income taxes                                                                       37
      Deferred revenue                                                                2,464                  (17)
                                                                           ----------------     ----------------
Net cash provided by (used for) operating activities                                  1,249               (5,719)

INVESTING ACTIVITIES
Cash received from sale of network access card product line                                                1,500
Acquisition of InfoWorkSpace                                                         (3,100)              (7,526)
Net purchases of equipment and improvements                                             (69)                (239)
Changes of marketable securities, net                                                                      6,450
Changes in other assets                                                                  (2)                 193
                                                                           ----------------     ----------------
Net cash provided by (used for) investing activities                                 (3,171)                 378

FINANCING ACTIVITIES
Net proceeds from issuance of stock under employee benefit plans                                             151
                                                                           ----------------     ----------------
Net cash provided by financing activities                                                                    151
Effect of exchange rate on cash and cash equivalents                                    (80)                 (48)
                                                                           ----------------     ----------------
Decrease in cash and cash equivalents                                                (2,002)              (5,238)
Cash and cash equivalents at beginning of period                                      5,531               20,457
                                                                           ----------------     ----------------
Cash and cash equivalents at end of period                                      $     3,529          $    15,219
                                                                           ================     ================

                             See accompanying notes.

                                   EZENIA! INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation of the results of these interim periods. In addition to normal recurring adjustments, the financial statements for the period ended March 31, 2001 include a provision for loss on investment (see note 6). Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

Certain amounts in 2001 have been reclassified to permit comparison with 2002 classifications.

2.  GOING CONCERN

The Company has incurred substantial recurring operating losses and negative cash flows, and at March 31, 2002, has limited cash resources. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins. In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations. As a result of these actions, the Company recorded charges of approximately $2.0 million in the second quarter of 2001, of which all but approximately $79 thousand had been paid by March 31, 2002. These charges primarily represented severance costs related to the termination of 90 employees, constituting approximately 50% of the Company's workforce at the time the cost reduction plan was implemented. The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support.

Operating costs were in line with the Company's expectations for the quarter ended March 31, 2002. The Company's success in achieving its goal of being cash-flow neutral is largely dependent on whether it can meet its future revenue targets.

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

4.  INVENTORIES

Inventories consist of:

                                                          MARCH 31,               DECEMBER 31,
       (In thousands)                                       2002                      2001
                                                       ---------------          ---------------
       Raw materials and subassemblies                    $      1,487          $         1,501
       Software licenses                                         1,237                    1,806
       Work in process                                             372                      458
       Finished goods                                              161                      117
                                                       ---------------          ---------------
                                                          $      3,257          $         3,882
                                                       ===============          ===============

The Company has entered into a license agreement with a software vendor. Under the terms of the agreement, the Company is obligated to purchase $3.5 million and $4.0 million of software licenses over the twelve month periods ending March 26, 2002 and March 26, 2003, respectively. The licenses are resold with the Company's InfoWorkSpace products. Based on the Company's current sales forecasts, all licenses to be purchased under the agreement will be used through sales of InfoWorkSpace products. At March 31, 2002, the Company had acquired approximately $3.5 million of licenses under the agreement.

5.  ACQUISITIONS

On March 27, 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace business unit of General Dynamics Electronic Systems for $17 million in cash and 400,000 shares of the Company's common stock valued, for purposes of the transaction, at $10.00 per share. An advance of $6 million was paid in December 2000, $6 million was paid at closing, $3 million was paid on July 2, 2001 and the final payment of $2 million was paid on January 4, 2002. The 400,000 shares issued were accompanied by an option allowing the seller to put the shares to the Company at $10.00 per share. The put option with respect to 110,000 shares was exercised by the seller on January 4, 2002, and the shares were reacquired at an aggregate price of $1.1 million on January 25, 2002. The put agreement, as amended, gives the seller the option to require the Company to repurchase the balance of 290,000 shares beginning December 1, 2002 and expiring December 31, 2002. The put right shall expire at such time as the last reported closing price of the common stock has been equal to or greater than $11.00 per share for fifteen (15) consecutive trading days. Common stock subject to the put option is reported as temporary equity. For purposes of computing diluted earnings per share, such shares are included in the calculation using the reverse treasury stock method when dilutive.

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

Operating results of the InfoWorkSpace product line have been included in the Company's financial statements from the acquisition date. The following table presents unaudited pro forma consolidated operating results for the three months ended March 31, 2001 as if the acquisition had occurred as of the beginning of the period.

(In thousands)

Revenue                                          $   3,694
Net loss                                            (9,887)

Basic and diluted net loss per share             $    (.74)

The unaudited pro forma consolidated operating results are not necessarily indicative of the operating results that would have been achieved had the acquisition been consummated at the beginning of the period presented, and should not be construed as representative of future operating results.

6.  LOSS ON INVESTMENT

Loss on investment represents an adjustment recorded during the period ended March 31, 2001, to reduce to zero the carrying value of the Company's minority investment in a closely-held company.

7.  COMPREHENSIVE LOSS

Total comprehensive loss consists of the following:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,

(In thousands)                                         2002             2001
                                                   -----------      ------------
Net loss                                           $    (1,220)       $   (6,884)
Foreign currency translations                              (80)              (48)
                                                   -----------      ------------
Comprehensive loss                                 $    (1,300)       $   (6,932)
                                                   ===========      ============

8.  GOODWILL

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangibles." Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. But, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, under the provisions of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is required to adopt this standard effective January 1, 2002 and, as permitted by the standard, has until June 30, 2002 to complete the first step of the initial goodwill impairment test and until December 31, 2002 to compute the amount of impairment, if any. The Company has not yet determined what other effect, if any, adoption of the impairment test provisions of SFAS No. 142 may have on its financial position or results of operations.

9.  NET INCOME (LOSS) PER SHARE

The Company reports earnings per share in accordance with the SFAS No. 128, "Earnings per Share." Diluted earnings per share include the effect of dilutive stock options and shares subject to a put option (see note 5) when dilutive. Outstanding stock options at March 31, 2002 and 2001 were 3,269,337 and 3,462,780, respectively.

10. REVENUE RECOGNITION

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

11. SOFTWARE LICENSES

The Company's InfoWorkSpace products incorporate software licenses, which the Company purchases from other software vendors. Software licenses purchased from vendors are reported as inventory until the sale of the underlying InfoWorkSpace subscription license at which time they are reported as prepaid licenses and amortized over the subscription period.

12. INCOME TAXES

The Federal Job Creation and Worker Assistance Act of 2002, enacted in March 2002, allows the Company to carryback net operating losses incurred in 2001 for a period of up to five years, rather than two years as had previously been the case. The additional carryback period enabled the Company to file a carryback claim in March 2002, resulting in the utilization of approximately $12.5 million of net operating losses that would have expired in 2022 and the recovery of approximately $2.7 million of income taxes paid in prior years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     REVENUE Revenue decreased to $2.7 million for the quarter ended March 31, 2002 from $3.4 million reported for the quarter ended March 31, 2001. The decrease in revenue was principally related to a significant decline in sales of ISDN and IP products and related service revenues. ISDN revenue represented $.8 million and IP revenue represented $.7 million of the decrease. These decreases were offset by $.8 million of revenue associated with the Company's InfoWorkSpace product line acquired in March 2001.

     Revenue from international markets accounted for approximately 30% and 51% of revenue for the quarters ended March 31, 2002 and 2001, respectively.

     GROSS PROFIT Cost of revenues includes material costs, costs of software licenses, manufacturing labor and overhead and customer support costs. Gross profit as a percentage of revenue was 47.4% for the quarter ended March 31, 2002 as compared to 29.3% for the quarter ended March 31, 2001. The increase in margin is primarily attributable to the overall decrease in manufacturing and service costs that were reduced as part of the restructuring and cost reduction plan implemented in May 2001.

     RESEARCH AND DEVELOPMENT Research and development expenses decreased to $1.5 million for the quarter ended March 31, 2002 from $2.4 million for the quarter ended March 31, 2001. The decrease is related to the Company's restructuring and cost reduction plan implemented in May 2001. This decrease is offset by increased costs of $.7 million related to the acquisition of InfoWorkSpace.

     SALES AND MARKETING Sales and marketing expenses decreased to $1.3 million for the quarter ended March 31, 2002 from $2.9 million for the quarter ended March 31, 2001. The decrease was primarily due to the Company's restructuring and cost reduction plan implemented in May 2001. Cost savings achieved from the restructuring and cost reduction plan were offset by added sales and marketing expenses of approximately $.5 million attributable to the InfoWorkSpace product line acquired in March 2001.

     GENERAL AND ADMINISTRATIVE General and administrative expenses were approximately $.5 million for the quarter ended March 31, 2002, a decrease from $1.1 million for the quarter ended March 31, 2001. The decrease was primarily due to cost savings associated with the Company's restructuring and cost reduction plan implemented in May 2001.

     OCCUPANCY AND OTHER FACILITIES RELATED EXPENSES Occupancy costs were approximately $.9 million during the three month period ended March 31, 2002 as compared to $.7 million for the corresponding period of the previous year. The increase is related primarily to additional facilities costs associated with the acquisition of InfoWorkSpace product line in March 2001. Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company's headquarters and manufacturing facility in Burlington, Massachusetts and various other sales and development offices in the United States, United Kingdom, Hong Kong and China.

     INTEREST INCOME, NET Interest income, net, consists of interest on cash, cash equivalents and marketable securities. Interest income, net, decreased to approximately $2 thousand in the quarter ended March 31, 2002, from approximately $455 thousand in the quarter ended March 31, 2001. The decrease was due principally to a decrease in the amount of cash available for investment.

     INCOME TAXES The Federal Job Creation and Worker Assistance Act of 2002, enacted in March 2002, allows the Company to carryback net operating losses incurred in 2001 for a period of up to five years, rather than two years as had previously been the case. The additional carryback period enabled the Company to file a carryback claim in March 2002, resulting in the utilization of approximately $12.5 million of net operating losses that would have expired in 2022 and the recovery of approximately $2.7 million of income taxes paid in prior years.

     OTHER FACTORS WHICH MAY AFFECT FUTURE OPERATIONS There are a number of business factors which singularly or combined may affect the Company's future operating results. Some of them, including liquidity, dependence on major customers, reduced demand for traditional videoconferencing products, evolving market, rapid technological change, competition, InfoWorkSpace acquisition, protection of proprietary technology and retention of key employees have been outlined in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash, cash equivalents and marketable securities of approximately $3.5 million, which are regularly invested in short-term money market funds, government securities and commercial paper.

Under the put option issued by the Company in connection with its acquisition of the InfoWorkSpace business, the Company may be required to purchase another $2.9 million of its common stock in December 2002 (see Note 5 of Notes to Condensed Consolidated Financial Statements). The Company had losses from operations of $3.9 million and a net loss of $1.2 million (including a tax benefit of $2.7 million) for the quarter ended March 31, 2002.

The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins. In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations. As a result of these actions, the Company recorded charges of approximately $2.0 million of which all but approximately $79 thousand had been paid by March 31, 2002. These charges reported in the second quarter of 2001 primarily represented severance costs related to the termination of 90 employees, constituting approximately 50% of the Company's workforce at the time the cost reduction plan was implemented. The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support.

Operating costs at the end of March 2002 were in line with the Company's expectations. The Company estimates its cash-flow breakeven point to be approximately $24 million to $26 million in annual sales. The Company's total revenue for the quarter ended March 31, 2002 was $2.7 million. If the Company is not successful in meeting its revenue targets, it may not be able to generate cash flows sufficient to continue operations.

The Company's common stock is presently listed on the Nasdaq National Market under the symbol EZEN. All companies with securities listed on the Nasdaq National Market are required to comply with certain continued listing standards, including maintaining a minimum bid price of at least $1.00 per share and having a public float with an aggregate value of at least $5 million. The Company has been unable to meet these listing criteria and, accordingly, has applied to list its common stock on the Nasdaq SmallCap Market, which has more easily achieved listing criteria. Companies listed on the Nasdaq SmallCap Market are also required to comply with certain continued listing standards, including maintaining a minimum bid price of at least $1.00 per share. However, Nasdaq has provided the Company a grace period through August 13, 2002 for compliance with the bid price requirement. The Company could be eligible for an additional 180-day extension of the grace period if it otherwise meets the initial listing criteria applicable to the Nasdaq SmallCap Market, including having a public float with an aggregate value of at least $5 million. If the Company is unable to satisfy the $1.00 minimum bid price requirement within the allotted time period or if the Company is otherwise unable to meet the continued listing criteria of the Nasdaq SmallCap Market, the Company's common stock will be subject to delisting. There can be no assurance that the Company will be able to satisfy the minimum bid price or other continued listing criteria at any time in the future or that, if pursued, any appeal by the Company of any delisting determination would be successful. In the event that the Company's common stock is delisted, the market value and liquidity of the Company's common stock could be materially adversely affected.

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

                                EZENIA! INC.


Date: May 15, 2002              By:  /s/ Stephen G. Bassett
                                    ----------------------------------
                                    Stephen G. Bassett
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)