Form 10-Q
period 2002-06-30
EZENIA INC
filed 2002-08-22
CIK 943894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                         COMMISSION FILE NUMBER 0-25882

                                   -----------

                                  EZENIA! INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




            DELAWARE                                     04-3114212
  (STATE OR OTHER JURISDICTION                (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

     NORTHWEST PARK, 154 MIDDLESEX TURNPIKE, BURLINGTON, MASSACHUSETTS 01803
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (781) 505-2100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  |X|     No  | |

The number of shares outstanding of the registrant's Common Stock as of July 31, 2002 was 13,631,880.

                                  EZENIA! INC.

                                      INDEX





PART I.    FINANCIAL INFORMATION                                           PAGE

ITEM 1     Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
             June 30, 2002 and December 31, 2001...........................   3

           Condensed Consolidated Statements of Operations
             Three months and six months ended June 30, 2002 and 2001......   4

           Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 2002 and 2001.......................   5

           Notes to Condensed Consolidated Financial Statements............   6

ITEM 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  11


ITEM 3     Quantitative and Qualitative Disclosures About Market Risk......  14

PART II.   OTHER INFORMATION

ITEM 4     Submission of Matters to a Vote of Securities Holders...........  15

ITEM 6     Exhibits and Reports on Form 8-K................................  15


SIGNATURE..................................................................  16


This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties. These risks and uncertainties include our ability to consummate the proposed sale of the patents and pending applications related to our videoconferencing products and our ability to further develop or sell our enterprise collaboration software business. Other risks and uncertainties include the considerations that are discussed in the Management's Discussion and Analysis section of Ezenia's 2001 Annual Report on Form 10-K for the year ended December 31, 2001, such as the evolution of Ezenia's market, dependence on major customers, rapid technological change and competition, the ability to successfully implement the Company's restructuring and cost reduction plan, risks associated with the acquisition of InfoWorkSpace (including the Company's ability to integrate the InfoWorkSpace product line and workforce) and other considerations that are discussed further in the Management's Discussion and Analysis section of our 2001 Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company's subsequent public filings.

The forward-looking statements contained in this report represent the Company's judgment as of the date of this report. Ezenia! cautions readers not to place undue reliance on such statements. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Note: Ezenia! is a registered trademark of Ezenia! Inc., and the Ezenia! Logo and InfoWorkSpace are trademarks of Ezenia! Inc.

                                  EZENIA! INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)


                                                                             JUNE 30,             DECEMBER 31,
                                                                               2002                   2001
                                                                         -----------------      -----------------
ASSETS
Current assets
   Cash and cash equivalents                                                      $   355               $ 5,531
   Accounts receivable, less allowances of $1,167 and $914, respectively            1,992                 2,313
   Inventories                                                                      1,643                 3,882
   Prepaid software licenses                                                        1,416                   774
   Prepaid expenses and other current assets                                          341                   691
                                                                         -----------------      -----------------
Total current assets                                                                5,747                13,191

Equipment and improvements, net of accumulated depreciation                           418                 3,470
Goodwill and other intangible assets, net                                          11,002                11,673
Other assets, net                                                                      23                    24
                                                                         -----------------      -----------------
                                                                                  $17,190               $28,358
                                                                         =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Note payable                                                                                         $ 2,000
   Accounts payable                                                               $ 1,968                 1,830
   Accrued expenses                                                                 1,005                 1,546
   Income taxes                                                                       528                   492
   Deferred revenue                                                                 4,162                 2,065
   Current portion of common stock subject to put                                                         1,100
                                                                         -----------------      -----------------
Total current liabilities                                                           7,663                 9,033

Common stock subject to put; 290,000 shares issued and outstanding at
   June 30, 2002; 400,000 shares issued and outstanding at December 31,
   2001, less amount classified as current                                          2,875                 2,875

Stockholders' equity
   Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
   Common stock, $.01 par value, 40,000,000 shares authorized,
     13,631,880 issued and outstanding at June 30, 2002;
     13,741,880 issued and outstanding at December 31, 2001                           139                   139
   Capital in excess of par value                                                  60,666                59,566
   Accumulated deficit                                                            (50,607)              (40,883)
   Accumulated other comprehensive loss                                              (685)                 (611)
   Treasury stock at cost 660,000 shares at June 30, 2002 and 550,000
     shares at December 31, 2001                                                   (2,861)               (1,761)
                                                                         -----------------      -----------------
                                                                                    6,652                16,450
                                                                         -----------------      -----------------
                                                                                  $17,190               $28,358
                                                                         =================      =================


                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)


                                              THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                   JUNE 30,                                     JUNE 30,

                                            2002               2001                      2002               2001
                                     ------------------- ------------------       ------------------- ------------------
Revenue
   Product revenue                        $     2,750         $     2,452              $     4,914         $     5,031
   Service revenue                                457                 969                      951               1,749
                                     ------------------- ------------------       ------------------- ------------------
                                                3,207               3,421                    5,865               6,780

Cost of revenue
   Cost of product revenue                      3,779               1,391                    4,922               2,805
   Cost of service revenue                        336               1,033                      591               1,993
                                     ------------------- ------------------       ------------------- ------------------
                                                4,115               2,424                    5,513               4,798
                                     ------------------- ------------------       ------------------- ------------------
Gross profit (loss)                              (908)                997                      352               1,982

Operating expenses
   Research and development                     1,478               2,125                    3,022               4,515
   Sales and marketing                          1,441               2,950                    2,758               5,852
   General and administrative                     726                 736                    1,223               1,805
   Depreciation and amortization                  808               2,050                    1,681               2,751
   Occupancy and other facilities
     related expenses                           1,051               1,208                    1,953               1,895
   Impairment of long-term assets               2,100                                        2,100
   Restructuring                                                    2,013                                        2,013
                                     ------------------- ------------------       ------------------- ------------------
Total operating expenses                        7,604              11,082                   12,737              18,831
                                     ------------------- ------------------       ------------------- ------------------

Loss from operations                           (8,512)            (10,085)                 (12,385)            (16,849)

Other income (expense)
   Interest income, net                             8                 187                       10                 642
   Loss on investment                                                                                             (543)
                                     ------------------- ------------------       ------------------- ------------------
                                                    8                 187                       10                  99

Loss before income taxes                       (8,504)             (9,898)                 (12,375)            (16,750)
Income taxes (benefit)                                                 14                   (2,651)                 46
                                     ------------------- ------------------       --------------------------------------

Net loss                                      ($8,504)            ($9,912)                 ($9,724)           ($16,796)
                                     =================== ==================       =================== ==================

Net loss per share:
   Basic and diluted                           ($0.62)             ($0.72)                  ($0.71)             ($1.24)
Weighted average common shares:
   Basic and diluted                       13,631,880          13,784,907               13,646,547          13,584,113


                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  2002                 2001
                                                                           -------------------  -------------------
OPERATING ACTIVITIES
Net loss                                                                            ($9,724)            ($16,796)
Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                    1,723                2,777
     Loss on investment                                                                                      543
     Impairment of long-term assets                                                   2,100
     Changes in operating assets and liabilities, less amounts
       attributable to acquisition of InfoWorkSpace:
            Accounts receivable                                                         321                1,019
            Inventories                                                               2,239                  (38)
            Prepaid software licenses                                                  (642)                (443)
            Prepaid expenses and other current assets                                   350                   58
            Accounts payable and accrued expenses                                      (403)              (1,125)
            Income taxes                                                                 36                   37
            Deferred revenue                                                          2,097                 (473)
                                                                           -------------------  -------------------
Net cash used for operating activities                                               (1,903)             (14,441)

INVESTING ACTIVITIES
Cash received from sale of network access card product line                                                1,500
Acquisition of InfoWorkSpace                                                         (3,100)              (7,526)
Net purchases of equipment and improvements                                            (100)                (395)
Changes of marketable securities, net                                                                     10,203
Changes in other assets, net                                                              1                  486
                                                                           -------------------  -------------------
Net cash provided by (used for) investing activities                                 (3,199)               4,268

FINANCING ACTIVITIES
Net proceeds from issuance of stock under employee benefit plans                                             151
Acquisition of treasury stock                                                                                (31)
                                                                           -------------------  -------------------
Net cash provided by financing activities                                                                    120
Effect of exchange rate on cash and cash equivalents                                    (74)                (112)
                                                                           -------------------  -------------------
Decrease in cash and cash equivalents                                                (5,176)             (10,165)
Cash and cash equivalents at beginning of period                                      5,531               20,457
                                                                           -------------------  -------------------
Cash and cash equivalents at end of period                                          $   355              $10,292
                                                                           ===================  ===================


                             See accompanying notes.

                                   EZENIA! INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation of the results of these interim periods. In addition to normal recurring adjustments, the financial statements for 2002 include a writedown of inventory and a provision for impairment of long-lived assets associated with the Company's videoconferencing product line (see Note 2), the financial statements for 2001 include a provision for loss on investment (see Note 7) and accrual of restructuring costs. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

Certain amounts in 2001 have been reclassified to permit comparison with 2002 classifications.

2.    GOING CONCERN

The Company has incurred substantial recurring operating losses and negative cash flows, and at June 30, 2002, has limited cash resources. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue and substantially improve operating margins. In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations (see Note 14). Since the May 2001 restructuring, revenues have not materialized in line with the Company's expectations. As a result, in July 2002 the Company implemented another restructuring and cost reduction plan which consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operations of its videoconferencing product lines. (Revenues from videoconferencing products and services were $3.7 million for the six months ended June 30, 2002 and $6.5 million for the six months ended September 30, 2002.) Estimated costs of the July restructuring are $.3 million, principally severance payments to foreign employees, which will be paid by September 30, 2002.

In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility and in July 2002 moved to more cost-efficient space.

As of June 30, 2002, the Company recorded a writedown of inventory (approximately $2.3 million) associated principally with the videoconferencing product line and impairment of long-lived assets (approximately $2.1 million) abandoned as part of the lease termination.

Effective August 1, 2002, the Company entered into a license agreement, a promissory note and security agreement and an asset purchase agreement in connection with the Company's proposal to sell the patents and pending applications associated with its videoconferencing business. These agreements resulted in the Company receiving $2.5 million in cash on August 2, 2002, and the Company will receive another $2.5 million in cash if the proposed sale is consummated (see Note 3).

After the July restructuring and lease termination described above, the Company estimates its cash-flow breakeven point to be approximately $3.5 million to $4.0 million in revenues per quarter. Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

There can be no assurance that the Company can achieve its revenue goals or secure additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.   SALE OF PATENTS

On August 1, 2002, the Company entered into an agreement to sell all patents and pending applications related to its videoconferencing products. In exchange for an up-front license fee of $1.25 million, the Company has agreed to grant a fully-paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company's videoconferencing technology. At the same time, the Company received a loan for an additional $1.25 million, which is secured by the licensed patents and pending applications. The Company will retain a fully-paid, non-exclusive, non-transferable license for use in connection with its videoconferencing and enterprise collaboration products. The sale is subject to Ezenia! shareholder approval and other customary closing conditions and is expected to occur on or before October 31, 2002. At the closing, the Company will receive an additional $2.5 million and all amounts due under the secured loan will be forgiven. If the closing does not occur, the Company will be required to immediately repay the loan plus accrued interest at an annual rate of 7.5%; if not paid when due, the outstanding balance under the note will continue to accrue interest at a rate of 18% per year.

4.   SIGNIFICANT ESTIMATES AND ASSUMPTIONS

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

5.   INVENTORIES

Inventories consist of:


                                            JUNE 30,          DECEMBER 31,
       (In thousands)                         2002                2001
                                        -----------------   -----------------
       Raw materials and subassemblies           $  150              $1,501
       Software licenses                          1,393               1,806
       Work in process                               50                 458
       Finished goods                                50                 117
                                        -----------------   -----------------
                                                 $1,643              $3,882
                                        =================   =================


As of June 30, 2002, the Company recorded a writedown of inventory (approximately $2.3 million) associated principally with the videoconferencing product line.

The Company has entered into a license agreement with a software vendor. Under the terms of the agreement, the Company is obligated to purchase $7.5 million of software licenses over the two year period ending March 26, 2003. The licenses are resold with the Company's InfoWorkSpace products. At June 30, 2002, the Company had acquired approximately $4.5 million of licenses under the agreement.

6.    ACQUISITIONS

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

Operating results of the InfoWorkSpace product line have been included in the Company's financial statements from the acquisition date. The following table presents unaudited pro forma consolidated operating results for the six month period ended June 30, 2001 as if the acquisition had occurred as of the beginning of the period.

(In thousands)

Revenue                              $ 7,115
Net loss                            ($19,799)

Basic loss per share                  ($1.46)
Diluted loss per share                ($1.46)

The unaudited pro forma consolidated operating results are not necessarily indicative of the operating results that would have been achieved had the acquisition been consummated at the beginning of the periods presented, and should not be construed as representative of future operating results.

7.    LOSS ON INVESTMENT

Loss on investment represents an adjustment recorded during the six month period ended June 30, 2001, to reduce to zero the carrying value of the Company's minority investment in a closely-held company.

8.    COMPREHENSIVE LOSS

Total comprehensive loss consists of the following:


                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                         JUNE 30,                         JUNE 30,

(In thousands)                       2002           2001                 2002 2001
                               ------------------------------  -------------------------------
Net loss                          ($8,504)         ($9,912)        ($9,724)      ($16,796)
Foreign currency translation            6              (64)            (74)          (112)
                               ------------------------------  -------------------------------
Comprehensive loss                ($8,498)         ($9,976)        ($9,798)      ($16,908)
                               ==============================  ===============================


9.   GOODWILL AND INTANGIBLES

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. As a result, of the adoption of SFAS No. 142, certain intangible assets totaling approximately $865 thousand were reclassified as goodwill as they did not meet the requirement for classification as intangible assets under SFAS No. 142.

The Company completed the first step of the transitional goodwill impairment test as required by SFAS No. 142 and has determined that the fair value of it sole reporting unit exceeds its net assets indicating potential goodwill impairment exists. The second step of the transitional goodwill impairment test will be completed by December 31, 2002. An impairment loss recognized as a result of a transitional goodwill impairment test, if any, shall be recognized by the Company as the effect of a change in accounting principle. Accordingly, if the Company determines that as a result of adopting SFAS No. 142, it has incurred a transitional impairment loss relating to its goodwill, the Company will restate its reported 2002 interim periods to effect the change in accounting.

Had SFAS No. 142 been adopted for the three months and six months periods ending June 30, 2001, the impact on net loss and loss per share would have been as follows:


                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                              JUNE 30,                           JUNE 30,
(In thousands)                          2002           2001                2002           2001
                                       -----------------------            -----------------------
Net loss                               ($8,504)       ($9,912)            ($9,724)      ($16,796)
Add back goodwill amortization              --          1,030                  --          1,030
                                       -------        -------             -------       --------
Adjusted net loss                      ($8,504)       ($8,882)            ($9,724)      ($15,766)
                                       =======        ========            =======       ========


                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                JUNE 30,                           JUNE 30,
(In thousands)                            2002           2001                2002           2001
                                         ----------------------             ----------------------
Basic and diluted loss per share         ($0.62)        ($0.72)             ($0.71)        ($1.24)
Add back goodwill amortization               --          $0.08                  --          $0.08
                                         ------         ------              ------         ------
Adjusted loss per share                  ($0.62)        ($0.64)             ($0.71)        ($1.16)
                                         ======         ======              ======         ======

At June 30, 2002, the components of intangible assets subject to amortization, which consist principally of purchased technology, are as follows (in thousands):

         Gross carrying value                $ 2,010
         Accumulated amortization             (1,675)
                                             -------
                                             $   335
                                             =======

Aggregate amortization expense for the six months ended June 30, 2002 was approximately $.7 million. The Company anticipates that this intangible asset will be fully amortized by September 30, 2002.

10.   NET LOSS PER SHARE

The Company reports earnings per share in accordance with the SFAS No. 128, "Earnings per Share." Diluted earnings per share include the effect of dilutive stock options and shares subject to a put option (see Note 6) when dilutive. Outstanding stock options at June 30, 2002 and 2001 were 3,340,281 and 3,268,035, respectively.

11.   REVENUE RECOGNITION

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

12.   SOFTWARE LICENSES

The Company's InfoWorkSpace products incorporate software licenses, which the Company purchases from other software vendors. Software licenses purchased from vendors are reported as inventory until the sale of the underlying InfoWorkSpace subscription license at which time they are reported as prepaid licenses and amortized over the subscription period.

13.  INCOME TAXES

The Federal Job Creation and Worker Assistance Act of 2002, enacted in March 2002, allowed the Company to carryback net operating losses incurred in 2001 for a period of up to five years, rather than two years as had previously been the case. The additional carryback period enabled the Company to file a carryback claim in March 2002, resulting in the utilization of approximately $12.5 million of net operating losses that would have expired in 2022 and the recovery of approximately $2.7 million of income taxes paid in prior years, which was received during the three months ended June 30, 2002.

14.  MAY 2001 RESTRUCTURING AND COST REDUCTION PLAN

In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations. As a result of these actions, the Company recorded charges of approximately $2.0 million in the second quarter of 2001, of which all but approximately $79 thousand had been paid by June 30, 2002. These charges primarily represented severance costs related to the termination of 90 employees, constituting approximately 50% of the Company's workforce at the time the cost reduction plan was implemented. The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      REVENUE Revenue decreased to $3.2 million for the quarter ended June 30, 2002 from $3.4 million reported for the quarter ended June 30, 2001. Revenue decreased to $5.9 million in the six months ended June 30, 2002 compared to $6.8 million for the six months ended June 30, 2001. The decrease in revenue was principally related to a significant decline in sales of videoconferencing products and related service revenues, which accounted for revenue of $1.8 million and $3.7 million for the three and six month periods ended June 30, 2002, respectively, as compared to $3.4 million and $6.5 million for the comparable periods of the prior year. This decrease was offset by increases in revenues related to sales of the Company's InfoWorkSpace products of $1.4 million and $2.2 million for the three and six month periods ended June 30, 2002, respectively.

      Revenue from international markets accounted for approximately 31% and 35% of revenue for the quarters ended June 30, 2002 and 2001, respectively, and 30% and 43% for the six month periods ended June 30, 2002 and 2001, respectively.

      GROSS PROFIT Cost of revenues includes material costs, costs of software licenses, manufacturing labor and overhead and customer support costs. For the periods ended June 30, 2002, cost of revenues also included a charge of approximately $2.3 million representing a writedown of inventory principally used in the manufacture of videoconferencing products (see Note
2). Gross profit, excluding the inventory writedown referred to above, as a percentage of revenue was 42.3% for the quarter ended June 30, 2002 as compared to 29.1% for the quarter ended June 30, 2001. For the six months ended June 30, 2002, gross profit, excluding the inventory writedown referred to above, was 44.6% compared to 29.2% in the corresponding period of 2001. The increase in margin is primarily attributable to the overall decrease in manufacturing and service costs that were reduced as part of the restructuring and cost reduction plan implemented in May 2001.

      RESEARCH AND DEVELOPMENT Research and development expenses decreased to $1.5 million for the quarter ended June 30, 2002 from $2.1 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, research and development expenses were $3.0 million compared to $4.5 million in the corresponding period of 2001. The decrease is related to the Company's restructuring and cost reduction plan implemented in May 2001. This decrease is offset by increased costs attributable to the InfoWorkSpace product line acquired in March 2001 of $.7 million for six month period ended June 30, 2002.

      SALES AND MARKETING Sales and marketing expenses decreased to $1.4 million for the quarter ended June 30, 2002 from $3.0 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, sales and marketing expenses were $2.8 million compared to $5.9 million in the corresponding period of 2001. The decrease was primarily due to the Company's restructuring and cost reduction plan implemented in May 2001. Cost savings achieved from the restructuring and cost reduction plan were offset by added sales and marketing expenses of approximately $.5 million attributable to the InfoWorkSpace product line acquired in March 2001.

      GENERAL AND ADMINISTRATIVE General and administrative expenses were approximately $.7 million for the quarters ended June 30, 2002 and 2001. For the six months ended June 30, 2002, general and administrative expenses were $1.2 million compared to $1.8 million in the corresponding period of 2001. The decrease was primarily due to cost savings associated with the Company's restructuring and cost reduction plan implemented in May 2001.

      OCCUPANCY AND OTHER FACILITIES RELATED EXPENSES Occupancy costs were approximately $1.1 million during the three month period ended June 30, 2002 as compared to $1.2 million for the corresponding period of the previous year. The increase is related primarily to additional facilities costs for the six month period ended June 30, 2002, associated with the acquisition of InfoWorkSpace product line in March 2001. Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company's headquarters and manufacturing facility in Burlington, Massachusetts and various other sales and development offices in the United States, United Kingdom, Hong Kong and China.

      INTEREST INCOME, NET Interest income, net, consists of interest on cash, cash equivalents and marketable securities. Interest income, net, decreased to approximately $8 thousand in the quarter ended June 30, 2002, from approximately $187 thousand in the quarter ended June 30, 2001. For the six months ended June 30, 2002, interest income, net was $10 thousand compared to $642 thousand for the corresponding period of 2001. The decrease was due principally to a decrease in the amount of cash available for investment.

      INCOME TAXES The Federal Job Creation and Worker Assistance Act of 2002, enacted in March 2002, allowed the Company to carryback net operating losses incurred in 2001 for a period of up to five years, rather than two years as had previously been the case. The additional carryback period enabled the Company to file a carryback claim in March 2002, resulting in the utilization of approximately $12.5 million of net operating losses that would have expired in 2022 and the recovery of approximately $2.7 million of income taxes paid in prior years. Provision for income taxes for the three and six month periods ended June 30, 2001 represent foreign taxes of the Company's international subsidiary.

      OTHER FACTORS WHICH MAY AFFECT FUTURE OPERATIONS There are a number of business factors which singularly or combined may affect the Company's future operating results. Some of them, including our ability to consummate the proposed sale of the patents and pending applications related to our videoconferencing products, our ability to further develop or sell our enterprise collaboration software business, liquidity, dependence on major customers, reduced demand for traditional videoconferencing products, evolving market, rapid technological change, competition, the ability to successfully implement the Company's restructuring and cost reduction plan, InfoWorkSpace acquisition, protection of proprietary technology and retention of key employees have been outlined in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred substantial recurring operating losses and negative cash flows, and there is substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2002, the Company had cash, cash equivalents and marketable securities of approximately $.4 million.

Under the put option issued by the Company in connection with its acquisition of the InfoWorkSpace business, the Company may be required to purchase another $2.9 million of its common stock in December 2002 (see Note 6). The Company had losses from operations of $12.4 million and a net loss of $9.7 million for the six months ended June 30, 2002.

The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins. In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations. Since the May 2001 restructuring, revenues have not materialized in line with the Company's expectations. As a result, in July 2002 the Company implemented another restructuring and cost reduction plan which consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operations of its videoconferencing product lines. (Revenues from videoconferencing products and services were $3.7 million for the six months ended June 30, 2002 and $6.5 million for the six months ended June 30, 2001.) Estimated costs of the July restructuring are $.3 million, principally severance payments to foreign employees, which will be paid by September 30, 2002.

In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility and in July 2002 moved to more cost-efficient space.

As of June 30, 2002, the Company recorded a writedown of inventory (approximately $2.3 million) associated principally with the videoconferencing product line and impairment of long-lived assets (approximately $2.1 million) abandoned as part of the lease termination.

After the July restructuring and lease termination described above, the Company estimates its cash-flow breakeven point to be approximately $3.5 million to $4.0 million in revenues per quarter. Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

On August 1, 2002, the Company entered into an agreement to sell all patents and pending applications related to its videoconferencing products. In exchange for an up-front license fee of $1.25 million, the Company has agreed to grant a fully-paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company's videoconferencing technology. At the same time, the Company received a loan for an additional $1.25 million, which is secured by the licensed patents and pending applications. The Company will retain a fully-paid, non-exclusive, non-transferable license for use in connection with its videoconferencing and enterprise collaboration products. The sale is subject to Ezenia! shareholder approval and other customary closing conditions and is expected to occur on or before October 31, 2002. At the closing, the Company will receive an additional $2.5 million and all amounts due under the secured loan will be forgiven.

The Company's common stock is presently listed on the Nasdaq SmallCap Market under the symbol EZEN. All companies with securities listed on the Nasdaq SmallCap Market are required to comply with certain continued listing standards, including maintaining a minimum bid price of at least $1.00 per share. The Company has been unable to meet these listing criteria. However, Nasdaq has provided the Company a grace period through February 10, 2003 for compliance with the bid price requirement. On August 14, 2002, Nasdaq notified the Company that, if the Company is unable to satisfy the $1.00 minimum bid price requirement within the allotted time period or, prior to that time, if the Company is otherwise unable to meet the continued listing criteria of the Nasdaq SmallCap Market, the Company's common stock will be subject to delisting. The Company does not believe that it is currently in compliance with all listing criteria other than the $1.00 minimum bid price requirement, and therefore is also at risk of having its common stock delisted for failure to comply with Nasdaq SmallCap Market listing criteria. There can be no assurance that the Company will be able to satisfy the minimum bid price or other continued listing criteria at any time in the future or that, if pursued, any request for continued listing would be granted by Nasdaq. In the event that the Company's common stock is delisted, the market value and liquidity of the Company's common stock could be materially adversely affected.

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

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           On May 22, 2002, at the Company's 2002 Annual Meeting of Stockholders, the Company's stockholders met to consider and vote upon the following two proposals:

           (1) A proposal to elect one Class I Director to hold office for a three-year term and until his/her respective successor has been duly elected and qualified.

           (2) A proposal to ratify the appointment of the firm of Ernst & Young LLP, as independent auditors for the Company for the fiscal year ending December 31, 2002.

           Results with respect to the voting on each of the above proposals were as follows:

           Proposal 1:

                John A. McMullen

                       11,949,542   Votes For
                       ----------
                          593,089   Withheld
                       ----------

           The terms of office of John F. Keane, Jr., Khoa D. Nguyen and Roy G. Perry, the remaining members of the Board of Directors of the Company, continued after the meeting.

           Proposal 2:

                       11,981,492   Votes For
                       ----------
                          529,059   Votes Against
                       ----------
                            32,080  Abstentions


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          NONE.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EZENIA! INC.

Date: August 22, 2002                 By: /s/  KHOA D. NGUYEN
                                          ---------------------------------
                                          Khoa D. Nguyen
                                          Chairman, Chief Executive Officer and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer, Authorized Officer)