Form 10-Q
period 2002-09-30
EZENIA INC
filed 2002-11-14
CIK 943894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD SEPTEMBER 30, 2002
                         COMMISSION FILE NUMBER 0-25882

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

The number of shares outstanding of the registrant's Common Stock as of November 1, 2002 was 13,631,880.

                                  EZENIA! INC.

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

ITEM 1   Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
          September 30, 2002 and December 31, 2001..................................     4

         Condensed Consolidated Statements of Operations
          Three months and nine months ended September 30, 2002 and 2001............     5

         Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 2002 and 2001.............................     6

         Notes to Condensed Consolidated Financial Statements.......................     7

ITEM 2   Management's Discussion and Analysis of Financial Condition
          and Results of  Operations................................................    13

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk.................    16

ITEM 4   Controls and Procedures....................................................    16

PART II. OTHER INFORMATION

ITEM 5   Other Information..........................................................    17

ITEM 6   Exhibits and Reports on Form 8-K...........................................    17

SIGNATURE...........................................................................    18

CERTIFICATIONS......................................................................    19

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties. These risks and uncertainties include our ability to further develop or sell our enterprise collaboration software business. Other risks and uncertainties include the considerations that are discussed in the Management's Discussion and Analysis section of Ezenia!'s 2001 Annual Report on Form 10-K for the year ended December 31, 2001, such as the evolution of Ezenia!'s market, dependence on major customers, rapid technological change, competition, the ability to successfully implement the Company's restructuring and cost reduction plan, risks associated with the acquisition of InfoWorkSpace (including the Company's ability to integrate the InfoWorkSpace product line and workforce) and other considerations that are discussed further in the Management's Discussion and Analysis section of the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company's subsequent public filings.

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

                                  EZENIA! INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2002             2001
                                                                                   -------------    -------------
ASSETS
Current assets
   Cash and cash equivalents                                                       $         672    $       5,531
   Accounts receivable, less allowances of $851 and $914, respectively                     1,206            2,313
   Inventories                                                                             1,922            3,882
   Prepaid software licenses                                                               1,051              774
   Prepaid expenses and other current assets                                                 438              691
                                                                                   -------------    -------------
Total current assets                                                                       5,289           13,191

Equipment and improvements, net of accumulated depreciation                                  305            3,470
Goodwill and other intangible assets, net                                                 10,667           11,673
Other assets, net                                                                             23               24
                                                                                   -------------    -------------
                                                                                   $      16,284    $      28,358
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Note payable                                                                    $       1,250    $       2,000
   Accounts payable                                                                        2,858            1,830
   Accrued expenses                                                                          815            1,546
   Income taxes                                                                              531              492
   Deferred revenue                                                                        2,213            2,065
   Current portion of common stock subject to put                                              -            1,100
                                                                                   -------------    -------------
Total current liabilities                                                                  7,667            9,033

Common stock subject to put; 290,000 shares issued and outstanding at
   September 30, 2002; 400,000 shares issued and outstanding at
   December 31, 2001, less amount classified as current                                    2,875            2,875

Stockholders' equity
   Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
   Common stock, $.01 par value, 40,000,000 shares authorized,
     13,631,880 issued and outstanding at September 30, 2002;
     13,741,880 issued and outstanding at December 31, 2001                                  139              139
   Capital in excess of par value                                                         60,666           59,566
   Accumulated deficit                                                                   (51,583)         (40,883)
   Accumulated other comprehensive loss                                                     (619)            (611)
   Treasury stock at cost 660,000 shares at September 30, 2002 and
     550,000 shares at December 31, 2001                                                  (2,861)          (1,761)
                                                                                   -------------    -------------
                                                                                           5,742           16,450
                                                                                   -------------    -------------
                                                                                   $      16,284    $      28,358
                                                                                   =============    =============

                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE RELATED DATA)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,

                                        2002            2001            2002            2001
                                    ------------    ------------    ------------    ------------
Revenue
   Product revenue                  $      2,273    $      4,071    $      7,187    $      9,102
   Service revenue                           377             753           1,328           2,502
                                    ------------    ------------    ------------    ------------
                                           2,650           4,824           8,515          11,604

Cost of revenue
   Cost of product revenue                 1,186           1,870           6,108           4,675
   Cost of service revenue                   182             666             773           2,659
                                    ------------    ------------    ------------    ------------
                                           1,368           2,536           6,881           7,334
                                    ------------    ------------    ------------    ------------
Gross profit                               1,282           2,288           1,634           4,270

Operating expenses
   Research and development                  971           1,870           3,993           6,385
   Sales and marketing                       882           1,416           3,640           7,268
   General and administrative                541             615           1,764           2,420
   Depreciation and amortization             502           2,026           2,183           4,777
   Occupancy and other facilities
     related expenses                        598             609           2,551           2,504
   Impairment of long-term assets              -               -           2,100               -
   Restructuring                               -               -               -           2,013
                                    ------------    ------------    ------------    ------------
Total operating expenses                   3,494           6,536          16,231          25,367
                                    ------------    ------------    ------------    ------------

Loss from operations                      (2,212)         (4,248)        (14,597)        (21,097)

Other income (expense)
   Interest income (expense), net            (14)             77              (4)            719
   Gain (loss) on sale of fixed
     assets                                    -             (25)              -             (25)
   Gain on sale of patents                 1,250               -           1,250               -
   Loss on investment                          -               -               -            (543)
                                    ------------    ------------    ------------    ------------
                                           1,236              52           1,246             151
                                    ------------    ------------    ------------    ------------

Loss before income taxes                    (976)         (4,196)        (13,351)        (20,946)
Income taxes (benefit)                         -              16          (2,651)             62
                                    ------------    ------------    ------------    ------------

Net loss                            $       (976)   $     (4,212)   $    (10,700)   $    (21,008)
                                    ============    ============    ============    ============

Net loss per share:
   Basic and diluted                $      (0.07)   $      (0.31)   $      (0.78)   $      (1.54)
Weighted average common shares:
   Basic and diluted                  13,631,880      13,741,880      13,641,622      13,637,475

                             See accompanying notes.

                                  EZENIA! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                         2002              2001
                                                                    --------------    --------------
OPERATING ACTIVITIES
Net loss                                                            $      (10,700)   $      (21,008)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                             2,171             4,814
   Loss on investment                                                            -               543
   Write down of goodwill and long-term assets                               2,100                 -
   Loss on sale of fixed assets                                                  -                25
   Changes in operating assets and liabilities, less amounts
     attributable to acquisition of InfoWorkSpace:
     Accounts receivable                                                     1,107              (775)
     Inventories                                                             1,960              (585)
     Prepaid software licenses                                                (277)              385
     Prepaid expenses and other current assets                                 253               992
     Accounts payable and accrued expenses                                    (198)           (2,268)
     Income taxes                                                               39               (74)
     Deferred revenue                                                          643               (61)
                                                                    --------------    --------------
Net cash used for operating activities                                      (2,902)          (18,012)

INVESTING ACTIVITIES
Cash received from sale of network access card product line                      -             1,500
Acquisition of InfoWorkSpace                                                (3,100)          (10,526)
Net purchases of equipment and improvements                                   (100)             (525)
Changes of marketable securities, net                                            -            14,286
Other, net                                                                       1               501
                                                                    --------------    --------------
Net cash provided by (used for) investing activities                        (3,199)            5,236

FINANCING ACTIVITIES
Proceeds from issuance of note payable                                       1,250                 -
Net proceeds from issuance of stock  under employee benefit plans                -               151
Acquisition of treasury stock                                                    -               (31)
                                                                    --------------    --------------
Net cash provided by financing activities                                    1,250               120
Effect of exchange rate on cash and cash equivalents                            (8)             (197)
                                                                    --------------    --------------
Decrease in cash and cash equivalents                                       (4,859)          (12,853)
Cash and cash equivalents at beginning of period                             5,531            20,457
                                                                    --------------    --------------

Cash and cash equivalents at end of period                          $          672    $        7,604
                                                                    ==============    ==============

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation of the results of these interim periods. In addition to normal recurring adjustments, the financial statements for 2002 include a writedown of inventory (see Note 5) and a provision for impairment of long-lived assets associated with the Company's videoconferencing product line (see Note 2). The financial statements for 2001 include a provision for loss on investment (see
Note 7) and accrual of restructuring costs. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

Certain amounts in 2001 have been reclassified to permit comparison with 2002 classifications.

2.  GOING CONCERN

The Company has incurred substantial recurring operating losses and negative cash flows, and at September 30, 2002, has limited cash resources. Also, the Company is attempting to renegotiate the put agreement entered into in connection with its acquisition of the InfoWorkSpace business unit (see Note 6), but if unsuccessful, will not have sufficient cash to fulfill its obligations under that agreement if exercised. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins, in addition to revising the put agreement. In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with then anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations (see Note 14). Since the May 2001 restructuring, revenues have not materialized in line with the Company's expectations. As a result, in July 2002 the Company implemented another restructuring and cost reduction plan which consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operations of its videoconferencing product lines. (Revenues from videoconferencing products and services were $5.0 million for the nine months ended September 30, 2002 and $10.4 million for the nine months ended September 30, 2001.) Costs of the July restructuring were approximately $.4 million, principally severance payments to foreign employees, of which approximately $.2 million was paid by September 30, 2002 and the remainder is expected to be paid by December 31, 2002.

In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility and in July 2002 moved to more cost-efficient space.

In the quarter ended June 30, 2002, the Company recorded a writedown of inventory (approximately $2.3 million) associated principally with the videoconferencing product line and impairment of long-lived assets (approximately $2.1 million) abandoned as part of the lease termination.

Effective August 1, 2002, the Company entered into a license agreement, a promissory note and security agreement, and an asset purchase agreement in connection with the Company's proposal to sell the patents and pending applications associated with its videoconferencing business. These agreements resulted in the Company receiving $2.5 million in cash on August 2, 2002, and the Company received another $2.4 million in cash on October 30, 2002 at the closing of the sale (see Note 3).

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

3.  SALE OF PATENTS

On August 1, 2002, the Company entered into an agreement to sell all patents and pending applications related to its videoconferencing products. In exchange for an up-front license fee of $1.25 million, the Company granted a fully-paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company's videoconferencing technology. At the same time, the Company received a loan for an additional $1.25 million, which was secured by the licensed patents and pending applications. The Company will retain a fully-paid, non-exclusive, non-transferable license for use in connection with its videoconferencing and enterprise collaboration products. The sale of the patents and pending applications was approved by Ezenia! shareholders on October 28, 2002, and the sale completed on October 30, 2002. At the closing, the Company received an additional $2.4 million and all amounts due under the $1.25 million secured loan were forgiven.

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

5.  INVENTORIES

Inventories consist of:

                                                SEPTEMBER 30,     DECEMBER 31,
     (In thousands)                                  2002             2001
                                                --------------   --------------
     Raw materials and subassemblies                         -   $        1,501
     Software licenses                          $        1,922            1,806
     Work in process                                         -              458
     Finished goods                                          -              117
                                                --------------   --------------
                                                $        1,922   $        3,882
                                                ==============   ==============

In the quarter ended June 30, 2002, the Company recorded a writedown of inventory (approximately $2.3 million) associated principally with the videoconferencing product line.

The Company has entered into a license agreement with a software vendor. Under the terms of the agreement, the Company is obligated to purchase $7.5 million of software licenses over the two year period ending March 26, 2003. The licenses are resold with the Company's InfoWorkSpace products. At September 30, 2002, the Company had acquired approximately $5.5 million of licenses under the agreement.

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

Operating results of the InfoWorkSpace product line have been included in the Company's financial statements from the acquisition date. The following table presents unaudited pro forma consolidated operating results for the nine month period ended September 30, 2001 as if the acquisition had occurred as of the beginning of the period.

(In thousands)

Revenue                                 $   11,939
Net loss                                   (24,011)

Basic loss per share                    $    (1.76)
Diluted loss per share                  $    (1.76)

The unaudited pro forma consolidated operating results are not necessarily indicative of the operating results that would have been achieved had the acquisition been consummated at the beginning of the periods presented, and should not be construed as representative of future operating results.

7.  LOSS ON INVESTMENT

Loss on investment represents an adjustment recorded during the nine month period ended September 30, 2001 to reduce to zero the carrying value of the Company's minority investment in a closely-held company.

8.  COMPREHENSIVE LOSS

Total comprehensive loss consists of the following:

                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                    SEPTEMBER 30,               SEPTEMBER 30,

(In thousands)                    2002          2001          2002          2001
                               ------------------------    ------------------------
Net loss                       $     (976)   $   (4,212)   $  (10,700)   $  (21,008)
Foreign currency translation           66           (85)           (8)         (197)
                               ------------------------    ------------------------
Comprehensive loss             $     (910)   $   (4,297)   $  (10,708)   $  (21,205)
                               ========================    ========================

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

Had SFAS No. 142 been adopted for the three months and nine months periods ending September 30, 2001, the impact on net loss and loss per share would have been as follows:

                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,

(In thousands)                      2002          2001          2002          2001
                                 ------------------------    ------------------------
Net loss                         $     (976)   $   (4,212)   $  (10,700)   $  (21,008)
Add back goodwill amortization            -         1,030             -         2,060
                                 ------------------------    ------------------------
Adjusted net loss                $     (976)   $   (3,182)   $  (10,700)   $  (18,948)
                                 ========================    ========================

                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                         SEPTEMBER 30,              SEPTEMBER 30,

(In thousands)                        2002          2001           2002         2001
                                   ------------------------    ------------------------
Basic and diluted loss per share   $     (.07)   $     (.31)   $     (.78)   $    (1.54)
Add back goodwill amortization              -           .08             -           .15
                                   ------------------------    ------------------------
Adjusted loss per share            $     (.07)   $     (.23)   $     (.78)   $    (1.39)
                                   ========================    ========================

At September 30, 2002, intangible assets subject to amortization have been fully amortized. Aggregate amortization expense for the nine months ended September 30, 2002 was approximately $1.0 million.

10. NET LOSS PER SHARE

The Company reports earnings per share in accordance with the SFAS No. 128, "Earnings per Share." Diluted earnings per share includes the effect of dilutive stock options and shares subject to a put option (see Note 6) when dilutive. Outstanding stock options at September 30, 2002 and 2001 were 2,415,265 and 2,664,898, respectively.

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

13. INCOME TAXES

The Federal Job Creation and Worker Assistance Act of 2002, enacted in March 2002, allowed the Company to carryback net operating losses incurred in 2001 for a period of up to five years, rather than two years as had previously been the case. The additional carryback period enabled the Company to file a carryback claim in March 2002, resulting in the utilization of approximately $12.5 million of net operating losses that would have expired in 2022 and the recovery of approximately $2.7 million of income taxes paid in prior years, which was received during the three months ended March 31, 2002.

14. MAY 2001 AND JULY 2002 RESTRUCTURING AND COST REDUCTION PLANS

In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations. As a result of these actions, the Company recorded charges of approximately $2.0 million in the second quarter of 2001. These charges primarily represented severance costs related to the termination of 90 employees, constituting approximately 50% of the Company's workforce at the time the cost reduction plan was implemented. The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support.

In July 2002, the Company implemented another restructuring and cost reduction plan which consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operation of its videoconferencing product lines. Cost of the July restructuring was approximately $.4 million, principally severance payment to foreign service employees, of which $.2 million was paid by September 30, 2002, and the remainder is expected to be paid by December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     REVENUE Revenue decreased to $2.7 million for the quarter ended September 30, 2002 from $4.8 million reported for the quarter ended September 30, 2001. Revenue decreased to $8.5 million in the nine months ended September 30, 2002 compared to $11.6 million for the nine months ended September 30, 2001. The decrease in revenue was principally related to a significant decline in sales of videoconferencing products and related service revenues, which accounted for revenue of $1.3 million and $5.0 million for the three and nine month periods ended September 30, 2002, respectively, as compared to $3.9 million and $10.4 million for the comparable periods of the prior year. This decrease was offset by increases in revenues related to sales of the Company's InfoWorkSpace products of $.4 million and $2.4 million for the three and nine month periods ended September 30, 2002, respectively.

     Revenue from international markets accounted for approximately 20% and 33% of revenue for the quarters ended September 30, 2002 and 2001, respectively, and 27% and 43% for the nine month periods ended September 30, 2002 and 2001, respectively.

     GROSS PROFIT Cost of revenues includes material costs, costs of software licenses, manufacturing labor and overhead and customer support costs. For the periods ended June 30, 2002, cost of revenues included a charge of approximately $2.3 million representing a writedown of inventory principally used in the manufacture of videoconferencing products (see Note 2 to the Condensed Consolidated Financial Statements). Gross profit as a percentage of revenue was 48.4% for the quarter ended September 30, 2002 as compared to 47.4% for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, gross profit, excluding the inventory writedown referred to above, was 46.2% compared to 36.8% in the corresponding period of 2001. The increase in margin is primarily attributable to the overall decrease in manufacturing and service costs that were reduced as part of the restructuring and cost reduction plan implemented in May 2001 and July 2002.

     RESEARCH AND DEVELOPMENT Research and development expenses decreased to $971 thousand for the quarter ended September 30, 2002 from $1.9 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, research and development expenses were $4.0 million compared to $6.4 million in the corresponding period of 2001. The decrease is related to the Company's restructuring and cost reduction plan implemented in May 2001 and July 2002. This decrease is offset by increased costs attributable to the InfoWorkSpace product line acquired in March 2001 of $.7 million for the nine month period ended September 30, 2002.

     SALES AND MARKETING Sales and marketing expenses decreased to $882 thousand for the quarter ended September 30, 2002 from $1.4 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, sales and marketing expenses were $3.6 million compared to $7.3 million in the corresponding period of 2001. The decrease was primarily due to the Company's restructuring and cost reduction plan implemented in May 2001 and July 2002. Cost savings achieved from the restructuring and cost reduction plan were offset by added sales and marketing expenses of approximately $.5 million attributable to the InfoWorkSpace product line acquired in March 2001 for the nine month period ended September 30, 2002.

     GENERAL AND ADMINISTRATIVE General and administrative expenses decreased to $541 thousand for the quarter ended September 30, 2002 from $615 thousand for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expenses were $1.8 million compared to $2.4 million in the corresponding period of 2001. The decrease was primarily due to cost savings associated with the Company's restructuring and cost reduction plan implemented in May 2001 and July 2002.

     OCCUPANCY AND OTHER FACILITIES RELATED EXPENSES Occupancy costs were approximately $600 thousand during the three month periods ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, the occupancy related costs were approximately $2.5 million. Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company's headquarters and manufacturing facility in Burlington, Massachusetts and various other sales and development offices in the

United States, United Kingdom, Hong Kong and China. As of October 1, 2002, the Company only occupies space in Colorado, Virginia and Burlingon, Massachusetts.

     INTEREST INCOME (EXPENSE), NET Interest income (expense), net, consists of interest income on cash, cash equivalents and marketable securities offset by interest expense on the loan from Tandberg. Interest income (expense), net, decreased to approximately ($14) thousand in the quarter ended September 30, 2002, from approximately $77 thousand in the quarter ended September 30, 2001. For the nine months ended September 30, 2002, interest income (expense), net was ($4) thousand compared to $719 thousand for the corresponding period of 2001. The difference was due principally to a decrease in the amount of cash available for investment and an interest expense of $15 thousand on the loan from Tandberg.

     INCOME TAXES The Federal Job Creation and Worker Assistance Act of 2002, enacted in March 2002, allowed the Company to carryback net operating losses incurred in 2001 for a period of up to five years, rather than two years as had previously been the case. The additional carryback period enabled the Company to file a carryback claim in March 2002, resulting in the utilization of approximately $12.5 million of net operating losses that would have expired in 2022 and the recovery of approximately $2.7 million of income taxes paid in prior years. Provision for income taxes for the three and nine month periods ended September 30, 2001 represent foreign taxes of the Company's international subsidiary.

     OTHER FACTORS WHICH MAY AFFECT FUTURE OPERATIONS There are a number of business factors which singularly or combined may affect the Company's future operating results. Some of them, including our ability to renegotiate the put agreement, our ability to further develop or sell our enterprise collaboration software business, liquidity, dependence on major customers, reduced demand for traditional videoconferencing products, evolving market, rapid technological change, competition, the ability to successfully implement the Company's restructuring and cost reduction plan, InfoWorkSpace acquisition, protection of proprietary technology and retention of key employees have been outlined in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred substantial recurring operating losses and negative cash flows, and there is substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2002, the Company had cash, cash equivalents and marketable securities of approximately $672 thousand.

Under the put option issued by the Company in connection with its acquisition of the InfoWorkSpace business, the Company may be required to purchase another $2.9 million of its common stock in December 2002 (see Note 6 to the Condensed Consolidated Financial Statements). The Company had losses from operations of $14.6 million and a net loss of $10.7 million for the nine months ended September 30, 2002.

The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins, in addition to revising the put agreement. The Company is attempting to renegotiate the put agreement entered into in connection with its acquisition of the InfoWorkSpace business unit (see Note 6), but if unsuccessful, will not have sufficient cash to fulfill its obligations under that agreement if exercised. In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with then anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations (see Note 14). Since the May 2001 restructuring, revenues have not materialized in line with the Company's expectations. As a result, in July 2002 the Company implemented another restructuring and cost reduction plan which consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operations of its videoconferencing product lines. (Revenues from videoconferencing products and services were $5.0 million for the nine months ended September 30, 2002 and $10.4 million for the nine months ended September 30, 2001.) Costs of the July restructuring were approximately $.4 million, principally severance payments to foreign employees, of which approximately $.2 million was paid by September 30, 2002 and the remainder is expected to be paid by December 31, 2002.

In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility and in July 2002 moved to more cost-efficient space.

In the quarter ended June 30, 2002, the Company recorded a writedown of inventory (approximately $2.3 million) associated principally with the videoconferencing product line and impairment of long-lived assets (approximately $2.1 million) abandoned as part of the lease termination.

After the July restructuring and lease termination described above, the Company estimates its cash-flow breakeven point to be approximately $3.5 million to $4.0 million in revenues per quarter. Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

On August 1, 2002, the Company entered into an agreement to sell all patents and pending applications related to its videoconferencing products. In exchange for an up-front license fee of $1.25 million, the Company granted a fully-paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company's videoconferencing technology. At the same time, the Company received a loan for an additional $1.25 million, which was secured by the licensed patents and pending applications. The Company will retain a fully-paid, non-exclusive, non-transferable license for use in connection with its videoconferencing and enterprise collaboration products. The sale of the patents and pending applications was approved by Ezenia! shareholders on October 28, 2002, and the sale completed on October 30, 2002. At the closing, the Company received an additional $2.4 million and all amounts due under the $1.25 million secured loan were forgiven.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On October 30, 2002, the Company sold all of its patents and patent applications relating to its multipoint videoconferencing business to Tandberg Telecom AS, pursuant to an asset purchase agreement, dated as of August 1, 2002, as amended. The asset purchase agreement was negotiated at arms' length following efforts by the Company to realize value from those intellectual property assets. The Company's shareholders approved the transaction on October 28, 2002.

In August, Tandberg paid the Company $1.25 million for a non-exclusive license to the patents and patent applications and made a $1.25 million secured loan to the Company. At the closing of the sale on October 30, 2002, Tandberg paid the Company an additional $2.4 million in cash and forgave all amounts due under the $1.25 million loan. As part of the transaction, the Company retained a fully-paid, non-exclusive, non-transferable license to the transferred patents and patent applications for use in connection with the Company's videoconferencing and enterprise collaboration businesses.

The Company is not an affiliate of Tandberg or any of its affiliates. Other than the transaction described above, the Company's only relationships with Tandberg or its affiliates have been commercial arrangements entered into in the ordinary course of business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       EXHIBIT
       NUMBER      DESCRIPTION OF EXHIBIT

         10.1* Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
         10.2 License Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
         10.3 Promissory Note dated as of August 1, 2002 made by the Registrant in favor of Tandberg Telecom AS.
         10.4 Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
         10.5 Ezenia! License Agreement dated as of October 30, 2002 between the Registrant and Tandberg Telecom AS.
         99.1 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., Northwest Park, 154 Middlesex Turnpike, Burlington, MA 01803.

      * Incorporated by reference from Annex A to the Company's Proxy Statement dated September 12, 2002.

(b)  Reports on Form 8-K

A Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on August 22, 2002, reporting the Company's submission to the Securities and Exchange Commission of a certification of Khoa D. Nguyen, Chief Executive Officer and Chief Financial Officer of Ezenia! Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                EZENIA! INC.


Date: November 14, 2002         By:  /s/ Khoa D. Nguyen
                                   -------------------------
                                     Khoa D. Nguyen
                                    Chairman, Chief Executive Officer and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer,
                                     Authorized Officer)

                                 CERTIFICATIONS

I, Khoa D. Nguyen, the President and Chief Executive Officer of Ezenia! Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Ezenia! Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the a registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely a affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                  By:  /s/  Khoa D. Nguyen
                                            ------------------------------
                                             Khoa D. Nguyen
                                             Chief Executive Officer

I, Khoa D. Nguyen, the Chief Financial Officer of Ezenia! Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Ezenia! Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the a registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely a affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                  By:  /s/  Khoa D. Nguyen
                                            -------------------------------
                                             Khoa D. Nguyen
                                             Chief Financial Officer