Form 10-K
period 2002-12-31
EZENIA INC
filed 2003-03-31
CIK 943894

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 0-25882
                            ------------------------

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

                                 (781) 505-2100
              (Registrant's telephone number, including area code)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock $.01 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of
1934). Yes / /  No /X/

    The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $1,908,463 (computed by reference to the price at which the Registrant's common stock was last sold on the Nasdaq SmallCap Market on June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter).

    The number of shares outstanding of the Registrant's common stock as of March 19, 2003 was 13,633,630.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held May 29, 2003 are incorporated by reference into Part III hereof. With the exception of the portion of such Proxy Statement that is expressly incorporated herein, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  EZENIA! INC.
                          2002 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
                                  PART I

Item 1.       Business....................................................     3
Item 2.       Description of Property.....................................    13
Item 3.       Legal Proceedings...........................................    13
Item 4.       Submission of Matters to a Vote of Security Holders.........    14

                                 PART II

Item 5.       Market for Registrant's Common Equity and Related
               Stockholder Matters........................................    15
Item 6.       Selected Financial Data.....................................    15
Item 7.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................    17
Item 7A.      Quantitative and Qualitative Disclosures about Market
               Risk.......................................................    23
Item 8.       Financial Statements and Supplementary Data.................    24
Item 9.       Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................    45

                                 PART III

Item 10.      Directors and Executive Officers of the Registrant..........    46
Item 11.      Executive Compensation......................................    46
Item 12.      Security Ownership of Certain Beneficial Owners and
               Management.................................................    46
Item 13.      Certain Relationships and Related Transactions..............    47
Item 14.      Controls and Procedures.....................................    47
Item 15.      Exhibits, Financial Statements Schedules and Reports on Form
               8-K........................................................    47

Signatures................................................................    50

Certifications............................................................    51

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

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc. All other trademarks are property of their respective companies.

                                     PART I

ITEM 1. BUSINESS

    Founded in 1991, Ezenia! Inc. develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, consumer and institutional users. The Company's products allow individuals and groups that are geographically distant from each other to interact and share information in a natural, spontaneous way--voice-to-voice, face-to-face, flexibly and in real-time. Using our products, disparately located individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly. The Company's products enable seamless connectivity across a wide range of networks including LANs, intranets, the Internet, ISDN, ATM and frame relay.

    We believe Ezenia! offers one of the most comprehensive sets of collaborative products available. For example, between our legacy ISDN videoconferencing products and our IP-based Encounter and InfoWorkSpace products, we enable videoconferencing, voice communication, instant messaging, whiteboarding and virtual workspaces. Furthermore, because our products include both software only solutions and configurable hardware solutions, in contrast to the products offered by our competitors, Ezenia!'s products can be deployed easily at small sites or in locations with a large number of users.

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

    In May 1996, an important expansion of conferencing standards was realized with the introduction of the H.323 standard governing real-time collaboration over IP (Internet Protocol) networks, including local area networks (LANs), corporate intranets and the Internet. Enabling conferencing over traditional business networks provides a foundation for the adoption of this application as a mainstream business tool. The majority of endpoint vendors who market H.320 compliant products have introduced H.323 compliant endpoints as well.

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

    For the past several years, the Company has been shifting its focus away from videoconferencing products and towards real-time enterprise collaboration products. Real-time collaboration takes the best elements of videoconferencing and joins them with the ubiquity and ease-of-use of the Internet. Where videoconferencing requires expensive hardware and focuses on quality video, real-time collaboration uses video when necessary but goes beyond it by offering a more complete solution, enabling teams to work more effectively from disperse locations. Real-time solutions often bring video and audio conferencing to the desktop and can include such other features as integrating data conferencing, whiteboarding, instant messaging and virtual meeting spaces.

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

THE EZENIA! SOLUTION

    Ezenia! was founded in 1991 to develop a new generation of solutions architected for the multimedia collaboration market. The Ezenia! product line is built on an industry standard hardware and software platform that combines a powerful set of real-time collaboration applications with management tools and network connectivity features that aim to address the requirements of today's customers and, the Company believes, are positioned to meet emerging requirements. Ezenia! competes in two key markets:

    Enterprise Collaboration--Ezenia! solutions are being used across the world to allow teams to work together more effectively from dispersed locations. With the Company's products, individuals and teams can collaborate face-to-face, voice-to-voice, while sharing data such as a presentation or spreadsheet.

    Conferencing--The Company provides products that allow users of traditional videoconferencing equipment to hold large multi-location meetings as well as enabling them to bridge and connect the world of ISDN conferencing with IP-based users.

PRODUCTS

    The Company's technology manages audio, video and data when more than two sites participate in a collaborative conference and also allows for point-to-point instant messaging between two or more participants. In the past, solutions have been available to connect people on a point-to-point basis. Today, an increasing number of users are finding group collaboration and group chat to be an even more effective way of communicating. The Company believes group capabilities is one of the key requirements for the long-term growth of the real-time collaboration market.

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

    The Ezenia! family of products includes:

    INFOWORKSPACE--InfoWorkSpace collaboration solution from Ezenia! provides dispersed workers a secure virtual workspace for team collaboration. Easily accessible through a Web browser or application client, users meet in virtual buildings and rooms via the Internet. In these virtual workspaces, they communicate in real-time using powerful capabilities.

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

    ENCOUNTER--The Encounter family includes the Encounter 3000 NetServer, the Encounter 1000 NetServer and the Encounter 3000 NetGate. The Encounter NetServer enables users on IP networks--corporate LANs or intranets--to create and participate in group, multimedia conferences. The Encounter NetGate enables multimedia conferencing between ISDN and IP endpoints.

    SERIES 2000--The Series 2000 family of servers provide the optimal solution for companies looking to deliver multimedia conferencing over dedicated or circuit switched networks. These servers include network interface modules that support all major types of connectivity, including Primary Rate ISDN, Basic Rate ISDN and ATM and E1 and T1 access. The Company's solutions also support large hybrid networks, such as T1, E1, BRI, V.35/RS-499, ATM and Frame Relay. Ezenia!'s open-system architecture interoperates with any endpoint based on the
H.320 standard and any circuit-based digital network or mix of networks.

INFOWORKSPACE

    InfoWorkSpace is a suite of Web-enabled collaboration and conferencing applications that help an organization build an online community and structure its knowledge management enterprise. The suite is a Web-based package of collaborative solutions that facilitate communication, data conferencing and knowledge management among dispersed members of any workgroup. InfoWorkSpace has been named the collaborative software standard for both the U.S. Air Force and U.S. Army command and control systems as well as many of the U.S. intelligence agencies.

    InfoWorkSpace applications are written in Java, accessed via a Web browser or Java Client, and include instant messaging (IM), chat, IP audio, Web video, application sharing, application casting, desktop conferencing, virtual meetings and Web presentations. InfoWorkSpace Version 2.5 is the latest generation of this technology, instituting the lessons learned in global deployments and during major exercises for the Department of Defense and National Intelligence Community. InfoWorkSpace 2.5 provides increased functionality, has a redesigned user interface and provides a more modular and adaptable product for integration with distinct customer systems and software.

    To set up and maintain a virtual work place environment, a dedicated InfoWorkSpace server is inserted in the existing operation. Its purpose is not to replace the function of the current operating systems and applications, but to enhance them. This additional equipment is set up for the primary purpose of managing and protecting the virtual space, the organization's documents and for controlling access. The server needs to be powerful enough to meet demanding needs of a growing or busy organization. Currently, InfoWorkSpace client software is available for Windows 98/NT/2000/XP and Sun Solaris 2.6--Solaris 9 platforms.

    InfoWorkSpace comes pre-configured with the following modular components--database server, Web server, optional internal Lightweight Directory Access Protocol (LDAP) server and a real-time messaging server. These components form the software architecture that the InfoWorkSpace software relies upon to provide functionality to the user. For those organizations running Exchange 2000 for scheduling and email, InfoWorkSpace provides conference scheduling interfaces into the Exchange 2000/Active Directory environment. Other external LDAP servers can be supported if an organization has already invested in directory services for their enterprise.

    The InfoWorkSpace has a variety of features, some of which are listed below:

    - Accessible via either browser (with Java 2 plug-in) or Java application client.

    - Integration between the LaunchPad instant messenger environment and the InfoWorkSpace meeting rooms provides a seamless collaborative experience for all users.

    - Firewall/Proxy Compatibility--All data can be transmitted across port 80 when necessary. Voice requires the addition of UDP port 8084.

    - Federated Servers--The ability of multiple servers to form one seamless collaborative enterprise with unitary login-in, federated user contact and seamless navigation.

    - Advanced Security--InfoWorkSpace supports the use of Secure Socket Layer
      (SSL) encryption (for data transmission privacy) and X.509v3 Digital Certificates (for authentication purposes).

    - Administration--InfoWorkSpace provides extensive administration interfaces for centralized management of the collaborative environment.

    - Application casting via "Shared View."

    - Microsoft Outlook integration and virtual session calendar (My Meetings, My Room's Meetings, etc.).

    - Address book with user profiles that can be searched based on user's experience and knowledge keywords.

    - Document management via the room file cabinet and the user's personal document briefcase.

    - Collaborative Tools--Whiteboard, text editor, bulletin board, discussion groups and text chat (public and private).

    - Audio and video (from Web cameras and H.323 conferencing clients).

    - Presence detection (whether the user is just using the LaunchPad instant messenger or the InfoWorkSpace meeting room).

ENCOUNTER SERVER FAMILY

    The Company began shipping the first products in its Encounter family of network servers and gateways in March 1998. The Encounter product family allows individuals and groups that are geographically distant from each other to interact in a natural, spontaneous way--voice-to-voice, face-to-face, flexibly and in real-time. The Encounter family is being used by enterprise customers and distance learning facilities across the world.

    The Encounter product line includes:

    - Encounter 3000 NetServer: Real-time collaboration server designed to support the large enterprise and service provider customers.

    - Encounter 3000 NetGate: Gateway solution that allows traditional videoconferencing systems to participate in IP-based collaboration sessions.

ENCOUNTER NETSERVER

    The Encounter NetServer is designed to allow groups of users to come together online. The product allows users to interact in a natural, spontaneous way--voice-to-voice and face-to-face.

    The Encounter 3000 NetServer is delivered as a complete system ready for deployment. The NetServer is based on an industry standard PC platform using an Intel Pentium control processor for control and incorporates high-performance digital signal processors for real-time video and audio processing. The Encounter 3000 NetServer operates on a Windows NT platform and leverages Microsoft IIS. It supports as many as 64 conference endpoints and can reside anywhere in a TCP/IP network.

    The Encounter 3000 NetServer is available in two chassis versions, the workgroup and enterprise chassis. The only difference between the chassis types is the physical size and number of slots within the chassis. All multimedia processing is handled by the Multimedia Processing Unit (MPU2) that are common to both chassis. These MPUs are PCI-based boards that leverage Digital Signal Processors (DSPs) to ensure a high level of audio quality.

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

    Encounter NetServer provides a simple-to-use, Web-based interface, eCMS that allows users to schedule and manage conferences. The Encounter eCMS application also supports scheduling of public conferences. These provide a conferencing space for users to join on a first-come-first-served basis. eCMS supports the creation and scheduling of publicly listed conferences in which the user need only specify the maximum number of H.323 users and maximum number of POTS (plain old telephone system) users. No specific user information needs to be entered unless desired by the conference administrator. This significantly reduces the burden on conference administrators for meetings, which do not require a list of participants.

    The Encounter NetServer also includes the Encounter Gatekeeper software, which provides the administrator a highly configurable means for managing access and bandwidth utilization policies for the system IP conferencing environment. The Encounter Gatekeeper is a software application, which can run on the Encounter NetServer or on a separate Microsoft Windows NT or 2000 Server.

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

    - Conference cascading allows conferences to span between Encounter 3000 NetServers, no matter where they are located. This allows for the distribution of Encounter 3000 NetServer conferencing resources to where they most make sense in the network and allows for the creation of conferences that are larger than the capacity of a single Encounter 3000 NetServer.

    - With ConferenceNow! endpoint users can create and join multipoint conferences on Encounter NetServer on an ad-hoc basis, as easily as placing a point-to-point call.

    - Calendar-based reservation and scheduling system for control of multiple NetServers, eCMS (Encounter Centralized Management System) allows users and administrators to view, schedule and manage their own conferencing session through an intuitive Web browser interface.

ENCOUNTER 3000 NETGATE

    The Encounter 3000 NetGate enables multimedia conferencing between H.320 and
H.323 endpoints. The Encounter NetGate reconciles the differences in the network protocols allowing users to collaborate in real-time via audio, video and data, regardless of their network type.

    The Encounter 3000 NetGate shares many of the same characteristics of the Encounter 3000 NetServer. The system is delivered as a complete system based on an industry standard PC platform using an Intel Pentium control processor for control and incorporates high-performance digital signal processors for real-time video and audio processing. The Encounter 3000 NetGate operates on a Microsoft Windows NT platform and leverages Microsoft IIS. It supports as many as 16 conference sessions.

    The Encounter 3000 NetGate is available in two chassis versions, the workgroup and enterprise chassis. The only difference between the chassis types is the physical size and number of slots within the chassis. All multimedia processing is handled by the Multimedia Processing Unit (MPU2) that are common to both chassis. These MPUs are PCI-based boards that leverage Digital Signal Processors (DSPs) to ensure a high level of audio quality. The Encounter 3000 NetGate supports a variety of network interface including 10/100BaseT Ethernet, Dual port T1/PRI, Dual port E1/PRI, Quad port BRI and Dual port V.35/V.36/RS-449 DDM making it possible to connect with just about any type of network.

    The Encounter NetGate has numerous features, some of which are listed below:

    - Supports restricted and unrestricted rates of 2B up to 768 Kbps IMUXed, allowing for a high-quality conferencing experience.

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

MODEL                   CAPACITY                    TARGET MARKET/APPLICATION
-----                   --------   ------------------------------------------------------------
 2007                    8 users   Mid-range CPE for distributed network environments
                         48        Large CPE/central office network with extensive multimedia
 2020                    users     applications
                         48        High availability central office server
 CO                      users

    Each of these systems may be interconnected to provide support for larger conferences.

    The Ezenia! Series 2000 MCS has an extensive number of available software and hardware features, some of which are listed in the following table.

APPLICATIONS                                            DESCRIPTION
------------                    ------------------------------------------------------------
CONFERENCE SERVICE AND MANAGEMENT
Continuous Presence with
  CollaboRates................  Continuous viewing of multiple conference sites running at differing transfer rates
Asynchronous Transfer Mode....  ATM connected endpoints can connect directly to the MCS via an ATM network
Multimedia Conferencing.......  Simultaneous audio visual conferencing and data conferencing
Reservation and Scheduling....  Schedule and manage MCS use
Directory Services............  Database of potential conference participants and sites
Chairperson Conference
  Control.....................  Management of conference activities by a nominated conference chairman (e.g., lecturer)
Security and Password
  Control.....................  Conference password and application security controls
Voice Activated Switching.....  Dynamic switching of video presentation based on current speaker
Audio Add-on..................  Conferencing for audio-only conference participants
Operator Attended
  Conferencing................  Provision for an operator to guide participants through conference initiation and provide assistance during the
                                conference

NETWORK SERVICES AND MANAGEMENT
Outbound Dialing..............  Automatic MCS dial-out capability
Conference Monitor............  Real-time monitor of conference activities and status
Bandwidth Management..........  Bandwidth aggregation using inverse multiplexing
Event Management..............  System activity and alarms applications for network management
Network Diagnostics...........  Network loop-back and problem isolation tool kit
Premise Switching.............  Integrated ISDN switching functionality

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

    A large portion of the Company's revenue continues to come from a small group of resellers. In 2002, General Dynamics accounted for 27% of revenue. In 2001, Polycom (which acquired PictureTel), General Dynamics and VTEL accounted for 13%, 11% and 6% of revenue, respectively. In 2000, PictureTel and VTEL accounted for 27% and 17% of revenue, respectively. Revenue from international markets accounted for 24%, 41% and 40% of the Company's revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

    Ezenia! conducts its sales and marketing activities from its principal offices in Burlington, Massachusetts, as well as from two other North American sales locations.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company believes that its future success depends on its ability to continue to enhance and expand its existing enterprise collaboration products and to develop new products that maintain its technology leadership. Ezenia! has invested, and expects to continue to invest, in the development of products and core technologies while also leveraging integration of best of breed software components through strategic partnerships. Extensive product development input is obtained from resellers, end users and partners. The Company carefully monitors migration of industry standards and remains committed to developing products utilizing such standards. Ezenia! is currently focused on extending the breadth of supported standards for all its products. This includes the development of highly interoperable collaboration products to meet industry needs, while maintaining extremely high focus on the security aspects of enterprise collaboration, including solutions in the Web conferencing arena.

    At December 31, 2002, Ezenia!'s research and development staff consisted of 24 employees, principally software engineers. The Company's net research and development expenditures were $4.6 million, $8.2 million and $14.4 million in 2002, 2001 and 2000, representing 41%, 54% and 51% of revenue in those years. All software development costs have been expensed as incurred because costs eligible for capitalization have not been material to date.

CUSTOMER SUPPORT AND SERVICE

    The Company provides technical support and services to its resellers and direct customers. A high level of continuing service and support is critical to the Company's objective of developing long-term relationships with customers. The Company's resellers offer a broad range of support including installation, maintenance and on-site and headquarters-level technical support of products to their end-user customers. Ezenia! provides a comprehensive service program including problem management, training, diagnostic tools, software updates and upgrades and spare parts programs to facilitate and supplement the efforts of the Company's resellers.

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

    The Company warranties its software products for 90 days. During this 90-day warranty period, the Company will investigate all reported problems and will follow escalation procedures to provide resolution. The Company warranties its hardware products for 90 days. During this warranty period, the Company will repair or replace any failed hardware component. The Company also offers post-warranty support programs ranging from services on a time-and-materials basis to full-service contracts on a 24-hour, 7-days-a-week basis and a full suite of training courses.

MANUFACTURING

    The Company's manufacturing operations consist primarily of materials management, quality control, test engineering, production, shipping and logistics. The Company employs an outsourced manufacturing model in which it designs the significant hardware subassemblies for its products and uses independent third-party contract assembly companies to perform printed circuit board assembly and other production activities with internal efforts generally limited to final product configuration, assembly and testing. This manufacturing model offers the capability to quickly fulfill orders with limited lead times thus providing enhanced customer satisfaction and improved inventory management. All products are functionally tested utilizing state-of-the-art equipment designed for "burn-in," diagnostic testing and stress screen testing to assure the reliability and quality of the Company's products. The Company achieved International Standard Organization (ISO) 9002 certification in 1994.

    Because of the generally short cycle between order and shipment and because the majority of the Company's sales in each quarter results from orders booked in that quarter, the Company does not have a material backlog.

COMPETITION

    The market for multimedia collaboration products is highly competitive. We consider our primary videoconferencing competitors to be Polycom, RADvision and Lucent, and we consider our primary real-time collaboration competitors to be IBM Lotus, eRoom and Groove. We also face competition or potential competition from companies that provide similar, but not directly competing products, such as Centra, WebEx, FVC and Latitude, or companies that could expand their offerings and develop a product similar to ours such as Microsoft. Many of these companies, as well as other current and potential competitors, have substantially greater financial, technical and sales and marketing resources than the Company. If we are unable to convince companies with collaboration and videoconferencing needs to adopt our videoconferencing, Encounter and InfoWorkSpace collaboration products over the current technologies marketed by our competitors, our financial results will suffer, through price reductions and loss of market share.

    The principal competitive factors in the market for multimedia collaboration are, and should continue to be, breadth of capabilities, security, demonstrated interoperability, price, performance, network management capabilities, reliability and customer support. We plan to compete by offering secure collaboration and enterprise products with a broad range of capabilities and high performance. However, we cannot be certain that potential customers will be attracted to our products, especially if our competitors were to invest substantially more money into their products and technology.

    The Company currently competes, or expects to compete, directly or indirectly with the following category of companies:

    - Real-time collaboration companies, such as IBM Lotus, eRoom (now part of Documentum), Groove, Centra, WebEx, FVC and Latitude

    - Conferencing companies, such as Polycom, RADvision and Lucent

PROPRIETARY RIGHTS

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

    On August 1, 2002, the Company entered into an agreement to sell all patents and pending applications related to its videoconferencing products. In exchange for an up-front license fee of $1.25 million, the Company granted Tandberg Telecom AS a fully-paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company's videoconferencing technology (the video patent portfolio). At the same time, Tandberg loaned the Company an additional $1.25 million, which was secured by the video patent portfolio. The sale of the video patent portfolio was approved by Ezenia! shareholders on October 28, 2002, and the sale was completed on October 30, 2002. At the closing, the Company received an additional $2.4 million and all amounts due under the $1.25 million secured loan were forgiven. The Company retained a fully-paid, non-exclusive, non-transferable license for the Company's use in connection with its videoconferencing and enterprise collaboration products.

    On June 16, 2000, the Company settled its patent infringement suit against Accord Networks Ltd. (Accord) in the United States District Court for the District of Massachusetts. The settlement agreement, among other things, provided that the Company receive $6,500,000 in return for a covenant not to sue with respect to the patents that were the subject of the litigation. The Company received

$500,000 at the time the agreement was signed, and by December 31, 2000, received an additional $5,025,000. The final $975,000 is being held in escrow until certain tax matters related to the settlement are resolved with tax authorities in Israel.

EMPLOYEES

    At December 31, 2002, the Company employed a total of 52 persons, including 24 in research and development, 15 in sales, marketing and customer support, 2 in manufacturing and 11 in finance and administration. None of the Company's employees are represented by a labor organization.

    The Company's success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, the Company's Chief Executive Officer, President and Chief Financial Officer. The Company does not have employment contracts with its key personnel other than Khoa Nguyen. The Company believes that its future success will depend in large part upon its ability to attract and retain such key employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Khoa D. Nguyen, age 49, is the sole executive officer of the Company. Khoa Nguyen has served as a Director since December 1997 and was named Chairman of the Board of Directors in March 2000. Mr. Nguyen serves as President and CEO of the Company since April 1998 and as the Chief Financial Officer since
August 2002. Previously he had been Executive Vice President and Chief Operating Officer since September 1997. Prior to joining the Company, Mr. Nguyen was employed at PictureTel Corporation, a videoconferencing company, where he served as Chief Technology Officer and General Manager of the Group Systems and Networking Products divisions from February 1994 to August 1996 and Vice President of Engineering from January 1993 to February 1994. From August 1991 to December 1992, he was Vice President of Engineering at VTEL Corporation, a videoconferencing company, and has also held various engineering management positions with International Business Machines, a computer manufacturer.

    Officers are elected on an annual basis to serve at the discretion of the Board of Directors.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company's corporate office and principal research, development and manufacturing facility is located in Burlington, Massachusetts, in an approximately 9,000 square foot facility. The Company moved into this facility in July 2002 as part of the effort to reduce expenses and excess capacity. The Company also has a sales and service office located in Alexandria, Virginia and a development and service office located in Colorado Springs, Colorado. As of December 31, 2002, the Company had closed all foreign offices, and therefore, no longer has any leases outside of the United States.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 28, 2002, at a Special Meeting of the Stockholders, the Company's stockholders met to consider and vote upon a proposal to sell all of the Company's patents, patent applications and certain related assets relating to the Company's multipoint videoconferencing business pursuant to an asset purchase agreement, dated as of August 1, 2002, between the Company and Tandberg Telecom AS. Results with respect to voting on the proposal were as follows:

             7,435,143         Votes For

               814,428         Votes Against

                59,244         Abstentions

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is listed on the Nasdaq SmallCap Market under the symbol "EZEN." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq SmallCap Market.

                                                                      QUARTER ENDED
                                                     ------------------------------------------------
                                                     MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                     --------   --------   ------------   -----------
2002
Common stock price--high...........................   $ .45      $ .33         $.17          $.48
Common stock price--low............................   $ .21      $ .04         $.06          $.06

2001
Common stock price--high...........................   $2.17      $1.46         $.60          $.88
Common stock price--low............................   $1.13      $ .45         $.22          $.38

    As of March 19, 2003, the Company had approximately 115 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms. The Company has not paid dividends on its common stock. The Company anticipates it will reinvest future earnings, if any, and therefore, does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                YEAR ENDED DECEMBER 31
                                                 ----------------------------------------------------
                                                 2002 (1)   2001 (2)   2000 (3)     1999     1998 (4)
                                                 --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
  Revenue......................................  $11,373    $15,107    $28,152    $58,109    $55,939
  Income (loss) from operations................  (15,094)   (33,621)   (21,388)      (760)       751
  Income (loss) before cumulative effect of
    change in accounting principle.............  (10,799)
  Cumulative effect of change in accounting
    principle..................................  (10,667)
  Net income (loss)............................  (18,565)   (31,340)   (17,984)     1,134      1,814
  Income (loss) per share before cumulative
    effect of change in accounting principle...     (.58)
  Net income (loss) per share--diluted.........    (1.36)     (2.29)     (1.32)      0.08       0.13

BALANCE SHEET DATA
  Cash and marketable securities...............  $ 2,403    $ 5,531    $34,743    $53,080    $50,606
  Total assets.................................    5,564     28,358     57,403     79,738     80,132
  Common stock subject to put..................    2,875      2,875
  Stockholders' equity (deficit)...............   (1,504)    16,450     47,791     66,790     64,145

------------------------

(1) 2002 amounts include a write-down of inventory of $3.7 million, or $0.27 per share, an impairment of goodwill of $10.7 million, or $0.78 per share relating to the change in accounting principle, an impairment of fixed assets of $2.3 million, or $0.17 per share, a tax benefit of $2.7 million, or $0.19 per share, related primarily to a tax refund, and a gain on sale of patents of $4.9 million, or $.36 per share.

(2) 2001 amounts include a charge to operations of $2.0 million, or $0.15 per share, related to the restructuring of certain of the Company's operations, a write-down of goodwill and other long-term assets totaling $7.1 million, or $0.52 per share, and a tax benefit of $2.2 million, or $0.16 per share, relating to the reversal of reserves recorded in prior years.

(3) 2000 amounts include the establishment of a valuation allowance for deferred tax assets recorded in prior years approximating $7.8 million, or $0.57 per share, income, net of tax, recognized from the settlement of the Accord litigation of $5.5 million, or $0.40 per share, and a gain recognized from the sale of the Company's network access card product line of $3.3 million, or $0.24 per share.

(4) 1998 amounts include a pre-tax charge to operations totaling $1.3 million, or $0.10 per share after taxes, related to the restructuring of certain of the Company's operations.

    Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement affects the Company's treatment of goodwill and other intangible assets. Had SFAS No. 142 been adopted for the year ended
December 31, 2001, the net loss and loss per share would have been $28,298,000, or $2.07 per share. No other years presented above would have been affected.

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

    Revenue from sales of InfoWorkSpace software licenses and maintenance agreements is recognized ratably over the subscription contract periods. Products and software licenses are sold without any contractual right of return to the customer. Judgments are required in evaluating the creditworthiness of our customers. Revenue is not recognized until we have determined that the risk of uncollectibility is minimal.

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

    At December 31, 2002, our accounts receivable balance of $1.8 million is reported net of allowances of approximately $1.1 million. We believe our reported allowances are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional expenses being recorded for the period in which such determination was made.

    INVENTORY RESERVES As a designer, developer and manufacturer of real-time collaboration solutions, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. The Company recorded a write-down of inventory of approximately $2.3 million in the year ended December 31, 2002 due to the continued decline in demand relating to the videoconferencing product line. Based on a settlement agreement negotiated with a software vendor (see Note 7 to the financial statements), the Company incurred an additional write-down of inventory of approximately $1.4 million. At December 31, 2002, our inventory of $112 thousand is stated net of inventory reserves of approximately $5.1 million. If actual demand for our products or market conditions change, adjustments to inventory reserves may be required.

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

    PRODUCT WARRANTIES Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at the time of sale at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements. We believe that our recorded liability at December 31, 2002, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

    REVENUE Revenue decreased to $11.4 million in 2002 from $15.1 million in 2001. The decrease in revenue was principally related to a significant decline in sales of videoconferencing products and related service revenues as the videoconferencing market continued to weaken. In particular, sales of videoconferencing products and related services to two of the Company's largest customers, PictureTel Corporation and VTEL Corporation, were significantly lower than in the year ended December 31, 2001. Videoconferencing product revenue from PictureTel was $.2 million in 2002 compared to $1.9 million in 2001. Videoconferencing product revenue from VTEL was $.3 million in 2002 compared to $.9 million in 2001. Videoconferencing products and related services are approximately $6.7 million (59% of total revenues) in 2002 compared to $13.3 million (88% of total revenues) in 2001. We expect our videoconferencing product and service revenue will continue to decline.

    Revenue decreased to $15.1 million in 2001 from $28.1 million in 2000. The decrease was primarily related to the decline in sales of videoconferencing products and related service revenues as the videoconferencing market weakened. In particular videoconferencing product revenue from sales to PictureTel decreased to $1.9 million in 2001 from $7.7 million in 2000. Videoconferencing product revenue from sales to VTEL decreased to $.9 million in 2001 from $4.8 million in 2000. In addition to the decline in sales of ISDN products and services, the overall decrease in revenue is also attributable to the sale of the Company's network access card (NAC) product line in September 2000. Revenue from the sales of NAC products approximated $3.3 million during the year ended December 31, 2000. These decreases were offset by $1.9 million of revenue associated with the Company's InfoWorkSpace product line acquired in March 2001.

    GROSS PROFIT Cost of revenues includes material costs, manufacturing labor and overhead and customer support costs. Gross profit as a percentage of revenues decreased in 2002 to 27.7% from 37.4% in 2001 and 48.5% in 2000. Reduction in margin for 2002 is primarily related to a write-down of inventory of approximately $3.7 million. Excluding the write-down, the gross profit for 2002 would be 60.2%. Excluding the write-down, the increase in margin in 2002 compared to 2001 relates primarily to the reduction of fixed manufacturing and service costs from the restructuring in 2001 and 2002. Reduction in margin in 2001 from 2000 was primarily attributable to the overall decrease in revenues and the related disproportionate effect of fixed manufacturing and service costs included in costs of revenues.

    RESEARCH AND DEVELOPMENT Research and development expenses decreased to $4.6 million for the year ended December 31, 2002 from $8.2 million for the year ended December 31, 2001. The decreased spending was primarily due to the elimination of all research and development related to the videoconferencing product line in July 2002. Research and development expenses decreased to $8.2 million in 2001 from $14.4 million in 2000. Approximately $6.7 million of the decrease is attributable to a reduction in staff and related expenses due to completion of various projects and the Company's restructuring and cost reduction plan implemented in May 2001 offset by increased costs of approximately $2.0 million associated with the acquisition of InfoWorkSpace in March 2001.

    SALES AND MARKETING Sales and marketing expenses decreased to $4.0 million in 2002 from $8.6 million in 2001. The decreased spending was primarily due to the substantial reduction of sales and marketing related to the videoconferencing product line in July 2002. Sales and marketing expenses decreased to $8.6 million in 2001 from $10.7 million in 2000. The decreased spending was primarily due to the Company's restructuring and cost reduction plan that went into effect at the end of May 2001. Cost savings achieved from the restructuring and cost reduction plan were offset by added sales and marketing expenses of approximately $1.0 million attributable to the InfoWorkSpace product line acquired in March 2001.

    GENERAL AND ADMINISTRATIVE General and administrative expenses decreased to $2.4 million in 2002 compared to $3.1 million in 2001. The decrease was primarily due to cost savings associated with the reduction in force implemented in July 2002 and the adoption of SFAS No. 142, which resulted in no goodwill amortization. General and administrative expenses decreased to $3.1 million in 2001 from $3.9 million in 2000. The decrease was primarily due to cost savings associated with the restructuring and cost reduction plan implemented in May 2001.

    OCCUPANCY AND OTHER FACILITIES RELATED EXPENSES Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company's headquarters and manufacturing facility in Burlington, Massachusetts, other sales, service and development offices in the United States, and former sales and service offices in United Kingdom, Hong Kong and China. Costs are essentially fixed and generally only change when new offices are opened, closed or leases are renegotiated. The facilities expenses decreased to $2.7 million in 2002 from $3.1 million in 2001. The decrease was primarily due to cost savings associated with the relocation of our headquarters and closing of our foreign offices in connection with the restructuring and cost reduction plan implemented in July 2002. The increase to $3.5 million in 2001 from $3.2 million in 2000 relates primarily to added occupancy costs associated with the acquisition of the InfoWorkSpace product line in March 2001.

    INTEREST INCOME, NET Interest income, net, consists of interest on cash, cash equivalents and marketable securities. Interest income decreased to approximately $14 thousand in 2002 from

$.9 million in 2001. Interest income in 2000 was $2.5 million. The decreases in 2002 and 2001 were due primarily to reductions in the amounts of cash available for investment during each of those years.

    INCOME TAX The amount reported as income tax benefit in 2002 represented approximately $2.7 million related to the Federal Job Creation and Worker Assistance Act of 2002, enacted in March 2002, which allowed the Company to carryback net operating losses incurred in 2001 for a period of up to five years, rather than two years as had previously been the case. The additional carryback period enabled the Company to file a carryback claim in March 2002, resulting in the utilization of approximately $12.5 million of net operating losses that would have expired in 2022 and the recovery of approximately
$2.7 million of income taxes paid in prior years, which was received during the three months ended March 31, 2002. The tax benefit in 2002 also includes approximately $.2 million for the reversal of tax reserves due to the favorable settlement of certain tax related matters. The amount reported as income tax benefit in 2001 relates primarily to the reversal of tax reserves recorded in prior years. The Company determined that the tax reserves were no longer required because the related potential tax exposures were favorably resolved during the fourth quarter of 2001. In 2000 the Company recorded a valuation allowance of approximately $7.8 million to reduce the carrying value of deferred tax assets recorded in prior years to zero and $975 thousand related to the settlement of litigation with Accord.

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

    DEPENDENCE ON MAJOR CUSTOMERS. While the Company is focusing efforts on broadening its reseller, distribution and OEM sales channels, sales to a relatively small number of customers have accounted for a significant portion of the Company's revenue. The Company believes that its dependence on a relatively small number of customers will continue during 2003. This concentration of customers may cause revenues and operating results to fluctuate from quarter-to-quarter based on major customers' requirements and the timing of their orders and shipments. The Company's agreements with its customers generally do not include minimum purchase commitments or exclusivity arrangements. The Company's operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to change to another vendor for purchases of a similar product, were to combine their operations with another company who had an established relationship with another vendor for purchases of a similar product, were to experience financial, operational or other difficulties or were to delay paying or fail to pay amounts due the Company.

    REDUCED DEMAND FOR TRADITIONAL VIDEOCONFERENCING PRODUCTS. Traditional videoconferencing technology has had a rapid decline. The Company's videoconferencing revenue declined to $6.7 million in 2002 from $13.3 million in 2001. The Company has broadened its product offerings with the acquisition of the InfoWorkSpace product line in March 2001. To date, however, revenues from sales of these products have not offset the decline in revenues from sales of videoconferencing products.

    EVOLVING MARKETS. Sales of real-time collaboration products account for an increasing portion of the Company's revenue. The Company's success depends, to a significant extent, on the acceptance and the rate of adoption of Internet-based collaboration products, in general, and InfoWorkSpace product, in particular. There is inadequate experience to predict whether real-time collaboration products will ultimately be accepted by the market. There can be no assurance that any of the markets for the Company's products will develop to the extent, in the manner, or at the rate anticipated by the Company. In addition, future prices the Company is able to obtain for its products may decrease as a result of new product introductions by others, price competition, technological change or other factors.

    RAPID TECHNOLOGICAL CHANGE. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, emerging network architectures and frequent new product introductions. The adoption rate of new technologies and products may adversely impact near-term growth of the conferencing market as users evaluate the alternatives. The Company has invested, and for 2003 plans to continue to invest, in product development and products incorporating certain of these new technologies. Many other companies are also developing products incorporating these new technologies that are competitive with the Company's current and future offerings. The Company's success will depend, in part, upon its ability through continued investments to maintain technological leadership, to enhance and expand its existing product offerings and to select and develop in a timely manner new products that achieve market acceptance.

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

    INFOWORKSPACE ACQUISITION. On March 27, 2001, the Company entered into a purchase agreement to acquire all of the operating assets and intellectual property of the InfoWorkSpace, a business unit of General Dynamics Electronic Systems. The Company entered into the purchase agreement with the expectation that the transaction would result in certain benefits including, among other things, benefits relating to expanded and complementary product offerings, enhanced revenues, increased market opportunity, new technology and the addition of engineering personnel. InfoWorkSpace products are currently used primarily by government organizations, including the Department of Defense and the Intelligence Community. While continuing to develop the government business, the Company's intention is to market and sell the InfoWorkSpace collaboration products commercially. The Company cannot assure that its commercial marketing efforts will be sufficient or that its businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings in any future period.

    PROTECTION OF PROPRIETARY TECHNOLOGY. The Company's success depends, to a large extent, on its ability to protect its proprietary technology. The Company relies primarily on a combination of contractual rights, trade secrets and copyrights to protect its intellectual property rights, including the fully-paid, non-exclusive, non-transferable license granted by Tandberg to the Company for use in connection with its videoconferencing and enterprise collaboration products.

    RETENTION OF KEY EMPLOYEES. The Company's success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, the Company's Chief Executive Officer, President and Chief Financial Officer. The Company does not have employment contracts with its key personnel other than Khoa Nguyen. The Company believes that its future success will depend in large part upon its ability to attract and retain such key employees.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred substantial recurring operating losses and negative cash flows, and there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins.

    At December 31, 2002, the Company had cash and cash equivalents of approximately $2.4 million. The Company had losses from operations of $15.1 million and a net loss of $18.6 million for the year ended December 31, 2002.

    In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with then anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations (see Note 12). Since the May 2001 restructuring, revenues have not materialized in line with the Company's expectations. As a result, in July 2002 the Company implemented another restructuring and cost reduction plan, which consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operations of its videoconferencing product lines. Costs of the July restructuring were approximately $.4 million, principally severance payments to foreign employees, which was paid by December 31, 2002.

    In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility and in July 2002 moved to more cost-efficient space in Burlington, Massachusetts.

    In the quarter ended June 30, 2002, the Company recorded a write-down of inventory (approximately $2.3 million) associated principally with the videoconferencing product line and impairment of long-lived assets (approximately $2.1 million) abandoned as part of the lease termination.

    After the July restructuring and lease termination described above, the Company estimates its cash-flow breakeven point to be approximately
$3.5 million to $4.0 million in revenues per quarter. Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

    The Company rents its primary facility in Burlington, Massachusetts under an operating lease, which expires in 2006. The Company also leases office space in Colorado Springs, Colorado and Alexandria, Virginia for sales and development operations under leases that expire on various dates through April 2006. Future minimum lease payments at December 31, 2002 under these non-cancelable operating leases are approximately $469,000 in 2003, $282,000 in 2004, $221,000 in 2005
and $50,000 in 2006.

    On August 1, 2002, the Company entered into an agreement to sell all patents and pending applications related to its videoconferencing products. In exchange for an up-front license fee of $1.25 million, the Company granted Tandberg Telecom AS a fully-paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company's videoconferencing technology (the video patent portfolio). At the same time, Tandberg loaned the Company an additional $1.25 million, which was secured by the video patent portfolio. The sale of the video patent portfolio was approved by Ezenia! shareholders on October 28, 2002, and the sale was completed on October 30, 2002. At the closing, the Company received an additional $2.4 million and all amounts due under the $1.25 million secured loan were forgiven. The Company retained a fully-paid, non-exclusive, non-transferable license for the Company's use in connection with its videoconferencing and enterprise collaboration products.

    In December 2002, the Company renegotiated the terms of the put agreement entered into with General Dynamics Government Systems Corporation in connection with the Company's acquisition of the InfoWorkSpace business unit. Under the put option issued by the Company in connection with its acquisition of the InfoWorkSpace business, the Company may be required to purchase another
$2.9 million of its common stock in March 2004 (see Note 5 to the financial statements).

    The Company's common stock is presently listed on the Nasdaq SmallCap Market under the symbol EZEN. All companies with securities listed on the Nasdaq SmallCap Market are required to comply with certain continued listing standards, including maintaining a minimum bid price of at least $1.00 per share. The Company has been unable to meet these listing criteria. Nasdaq has provided the Company a grace period through May 12, 2003 for compliance with the bid price requirement. However, the Company does not believe that it is currently in compliance with all other Nasdaq SmallCap listing criteria, and therefore is at risk of having its common stock delisted at any time. There can be no assurance that the Company will be able to satisfy the minimum bid price or other continued listing criteria at any time in the future or that, if pursued, any request for continued listing would be granted by Nasdaq. In the event that the Company's common stock is delisted, the market value and liquidity of the Company's common stock could be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    To date, the Company has not utilized derivative financial instruments or derivative commodity instruments. The Company invests cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper and short-term money market funds. These investments are subject to minimal credit and market risk and the Company has no debt. A 10% change in interest rates would not have a material impact on the Company's financial position, operating results or cash flows. The Company has closed its foreign offices, and sales to foreign customers from the United States are in U.S. dollars. Therefore, the Company has no significant foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................     25

Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................     26

Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................     27

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended
  December 31, 2002, 2001 and 2000..........................     28

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................     29

Notes to the Consolidated Financial Statements..............     30

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ezenia! Inc.

    We have audited the accompanying consolidated balance sheets of Ezenia! Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

    As discussed in Note 5 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS."

                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 25, 2003

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31
                                                              -------------------------------
                                                                   2002             2001
                                                              --------------   --------------
                                                                      (IN THOUSANDS,
                                                              EXCEPT FOR SHARE RELATED DATA)
ASSETS
Current assets
  Cash and cash equivalents.................................     $ 2,403          $ 5,531
  Accounts receivable, less allowances of $1,096 and $914 in
    2002 and 2001, respectively.............................       1,780            2,313
  Inventories...............................................         112            3,882
  Prepaid software licenses.................................       1,008              774
  Prepaid expenses and other current assets.................         261              691
                                                                 -------          -------
Total current assets........................................       5,564           13,191

Equipment and improvements, net of accumulated
  depreciation..............................................                        3,470
Goodwill and other intangible assets, net...................                       11,673
Other assets, net...........................................                           24
                                                                 -------          -------
                                                                 $ 5,564          $28,358
                                                                 =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Note payable..............................................                      $ 2,000
  Accounts payable..........................................     $   681            1,830
  Accrued expenses..........................................         584            1,445
  Income taxes..............................................         285              492
  Accrued restructuring expenses............................                          101
  Deferred revenue..........................................       2,643            2,065
  Current portion of common stock subject to put............                        1,100
                                                                 -------          -------
Total current liabilities...................................       4,193            9,033

Common stock subject to put; 290,000 shares issued and
  outstanding at
  December 31, 2002; 400,000 shares issued and outstanding
  at December 31, 2001, less amount classified as current...       2,875            2,875

Commitments and contingencies--Note 13

Stockholders' equity (deficit)
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; none issued and outstanding
  Common stock, $.01 par value; 40,000,000 shares
    authorized; 13,633,630 issued and outstanding in 2002;
    13,741,880 issued and outstanding in 2001...............         139              139
  Capital in excess of par value............................      60,666           59,566
  Accumulated deficit.......................................     (59,448)         (40,883)
  Accumulated other comprehensive loss......................                         (611)
  Treasury stock at cost; 660,000 shares in 2002 and 550,000
    shares in 2001..........................................      (2,861)          (1,761)
                                                                 -------          -------
                                                                  (1,504)          16,450
                                                                 -------          -------
                                                                 $ 5,564          $28,358
                                                                 =======          =======

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31
                                                   ------------------------------------------
                                                       2002           2001           2000
                                                   ------------   ------------   ------------
                                                                 (IN THOUSANDS,
                                                       EXCEPT FOR PER SHARE RELATED DATA)
REVENUES
  Product revenue................................    $  8,830       $ 11,944       $ 24,167
  Service revenue................................       2,543          3,163          3,985
                                                     --------       --------       --------
                                                       11,373         15,107         28,152
                                                     --------       --------       --------
COSTS OF REVENUES
  Cost of product revenue........................       7,490          6,483         10,502
  Cost of service revenue........................         731          2,970          3,985
                                                     --------       --------       --------
                                                        8,221          9,453         14,487
                                                     --------       --------       --------
GROSS PROFIT.....................................       3,152          5,654         13,665

OPERATING EXPENSES
  Research and development.......................       4,641          8,171         14,397
  Sales and marketing............................       3,959          8,556         10,741
  General and administrative.....................       2,438          3,099          3,856
  Amortization of goodwill and other intangible
    assets.......................................       1,005          4,047
  Depreciation...................................       1,187          2,831          2,904
  Occupancy and other facilities related
    expenses.....................................       2,671          3,488          3,155
  Impairment of goodwill and other long-term
    assets.......................................       2,345          7,070
  Restructuring..................................                      2,013
                                                     --------       --------       --------
Total operating expenses.........................      18,246         39,275         35,053
                                                     --------       --------       --------
LOSS FROM OPERATIONS.............................     (15,094)       (33,621)       (21,388)

Other income (expense)
  Interest income, net...........................          14            888          2,492
  Litigation settlement..........................                                     6,500
  Loss on sale of equipment......................                        (36)
  Loss on investment.............................                       (543)
  Gain on sale of patents........................       4,900
  Loss on liquidation of foreign subsidiaries....        (619)
  Gain on sale of network access card product
    line.........................................                                     3,287
  Other..........................................                       (178)
                                                     --------       --------       --------
                                                        4,295            131         12,279
                                                     --------       --------       --------
Loss before income taxes and cumulative effect of
  change in accounting principle.................     (10,799)       (33,490)        (9,109)
Income taxes (benefit)...........................      (2,901)        (2,150)         8,875
                                                     --------       --------       --------
Loss before cumulative effect of change in
  accounting principle...........................      (7,898)
Cumulative effect of change in accounting
  principle......................................     (10,667)
NET LOSS.........................................    $(18,565)      $(31,340)      $(17,984)
                                                     ========       ========       ========
BASIC AND DILUTED EARNINGS PER SHARE:
  Before cumulative effect of change in
    accounting principle.........................    $   (.58)      $  (2.29)      $  (1.32)
  Cumulative effect of change in accounting
    principle....................................        (.78)
                                                     --------       --------       --------
Net loss.........................................    $  (1.36)      $  (2.29)      $  (1.32)
                                                     ========       ========       ========

                            See accompanying notes.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          COMMON STOCK          CAPITAL      RETAINED
                                     ----------------------   IN EXCESS OF   EARNINGS
                                     SHARES       PAR VALUE    PAR VALUE     (DEFICIT)
                                     ------       ---------   ------------   ---------
                                       (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)
BALANCES AS OF DECEMBER 31, 1999...  13,588,505     $136        $ 58,483     $  8,441
  Stock issued under employee
    benefit plans..................     211,257        2             920
  Foreign currency translation
    adjustment.....................
  Acquisition of treasury stock....    (500,000)
  NET LOSS.........................                                           (17,984)
                                     ----------     ----        --------     --------
  Comprehensive loss...............

BALANCES AS OF DECEMBER 31, 2000...  13,299,762      138          59,403       (9,543)
  Stock issued under employee
    benefit plans..................      92,118        1             163
  Stock issued in connection with
    acquisition of InfoWorkSpace...     400,000
  Foreign currency translation
    adjustment.....................
  Acquisition of treasury stock....     (50,000)
  NET LOSS.........................                                           (31,340)
                                     ----------     ----        --------     --------
  Comprehensive loss...............
BALANCES AS OF DECEMBER 31, 2001...  13,741,880      139          59,566      (40,883)
  Stock issued under employee
    benefit plans..................       1,750
  Foreign currency translation
    adjustment.....................
  Liquidation of foreign
    subsidiaries...................
  Exercise of put..................    (110,000)
  NET LOSS.........................                                1,100      (18,565)
                                     ----------     ----        --------     --------
Comprehensive loss.................
BALANCES AS OF DECEMBER 31, 2002...  13,633,630     $139        $ 60,666     $(59,448)
                                     ==========     ====        ========     ========

                                      ACCUMULATED
                                         OTHER                       TOTAL         COMPREHENSIVE
                                     COMPREHENSIVE   TREASURY    STOCKHOLDERS'        INCOME
                                         LOSS         STOCK     EQUITY (DEFICIT)      (LOSS)
                                     -------------   --------   ----------------   -------------
                                            (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)
BALANCES AS OF DECEMBER 31, 1999...      $(270)      $66,790
  Stock issued under employee
    benefit plans..................                                      922
  Foreign currency translation
    adjustment.....................       (207)                         (207)        $   (207)
  Acquisition of treasury stock....                  $(1,730)         (1,730)
  NET LOSS.........................                                  (17,984)         (17,984)
                                         -----       -------        --------         --------
  Comprehensive loss...............                                                  $(18,191)
                                                                                     ========
BALANCES AS OF DECEMBER 31, 2000...       (477)       (1,730)         47,791
  Stock issued under employee
    benefit plans..................                                      164
  Stock issued in connection with
    acquisition of InfoWorkSpace...
  Foreign currency translation
    adjustment.....................       (134)                         (134)        $   (134)
  Acquisition of treasury stock....                      (31)            (31)
  NET LOSS.........................                                  (31,340)         (31,340)
                                         -----       -------        --------         --------
  Comprehensive loss...............                                                  $(31,474)
                                                                                     ========
BALANCES AS OF DECEMBER 31, 2001...       (611)       (1,761)         16,450
  Stock issued under employee
    benefit plans..................
  Foreign currency translation
    adjustment.....................         (8)                           (8)              (8)
  Liquidation of foreign
    subsidiaries...................        619                           619
  Exercise of put..................                   (1,100)
  NET LOSS.........................                                  (18,565)         (18,565)
                                         -----       -------        --------         --------
Comprehensive loss.................                                                  $(18,573)
                                                                                     ========
BALANCES AS OF DECEMBER 31, 2002...      $   0       $(2,861)       $ (1,504)
                                         =====       =======        ========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................  $(18,565)  $(31,340)  $(17,984)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
      Gain on sale of network access card product line......                          (3,287)
      Depreciation..........................................     1,187      3,205      3,710
      Amortization..........................................     1,005      4,047
      Loss on investment....................................                  543
      Loss on sale of equipment.............................                   36
      Loss on liquidation of foreign subsidiaries...........       619
      Write-down of goodwill and other long-term assets.....    13,012      7,070
      Deferred income taxes.................................                           7,780
      Changes in operating assets and liabilities, less
        amounts attributable to acquisition of
        InfoWorkSpace:
          Accounts receivable...............................       533        833      3,654
          Inventories.......................................     3,770       (595)    (1,971)
          Prepaid software licenses.........................      (234)       260
          Prepaid expenses and other current assets.........       430        847       (307)
          Accounts payable and accrued expenses.............    (2,111)    (2,622)    (3,251)
          Income taxes......................................      (207)    (2,355)
          Deferred revenue..................................       578         (7)       164
                                                              --------   --------   --------
Net cash provided by (used for) operating activities........        17    (20,078)   (11,492)
INVESTING ACTIVITIES
Cash received from sale of network access card product
  line......................................................                1,500      3,000
Acquisition of InfoWorkSpace................................    (3,100)   (10,526)    (6,000)
Net purchases of equipment and improvements.................       (61)      (599)    (2,891)
Changes in marketable securities, net.......................               14,286      3,699
Other, net..................................................        24        492         61
                                                              --------   --------   --------
Net cash provided by (used for) investing activities........    (3,137)     5,153     (2,131)
FINANCING ACTIVITIES
Net proceeds from issuance of stock under employee benefit
  plans.....................................................                  164        922
Acquisition of treasury stock...............................                  (31)    (1,730)
                                                              --------   --------   --------
Net cash provided by (used for) financing activities........                  133       (808)
Effect of exchange rate on cash and cash equivalents........        (8)      (134)      (207)
                                                              --------   --------   --------
Decrease in cash and cash equivalents.......................    (3,128)   (14,926)   (14,638)
Cash and cash equivalents at beginning of year..............     5,531     20,457     35,095
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  2,403   $  5,531   $ 20,457
                                                              ========   ========   ========
Supplementary disclosure of cash flow information:
  Interest paid.............................................  $      0   $      0   $     43
                                                              --------   --------   --------
  Income taxes paid.........................................  $      0   $    177   $  1,180
                                                              ========   ========   ========
Noncash investing activity
  Value of inventory to be received in connection with sale
    of network access card product line.....................                        $    750
                                                                                    ========

                            See accompanying notes.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

    Ezenia! Inc. operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing real-time collaboration solutions for corporate networks and eBusiness. Founded in 1991, Ezenia! develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, consumer and institutional users and government agencies.

2. GOING CONCERN

    The Company has incurred substantial recurring operating losses and negative cash flows, and at December 31, 2002, has limited cash resources. Also, the Company renegotiated a put agreement entered into in connection with its acquisition of the InfoWorkSpace business unit (see Note 5). The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins. In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with then anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations (see Note 12). Since the May 2001 restructuring, revenues have not materialized in line with the Company's expectations. As a result, in July 2002 the Company implemented another restructuring and cost reduction plan which consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operations of its videoconferencing product lines. (Revenues from videoconferencing products and services were $6.7 million, $13.3 million, and $24.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.) Costs of the July 2002 restructuring were approximately
$.4 million, principally severance payments to foreign employees, which was paid by December 31, 2002. The Company also recorded a loss on liquidation of the foreign subsidiaries of approximately $.6 million relating to the closure of the foreign sales operations.

    In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility and in July 2002 moved to more cost-efficient space.

    In the quarter ended June 30, 2002, the Company recorded a write-down of inventory (approximately $2.3 million) associated principally with the videoconferencing product line and impairment of long-lived assets (approximately $2.1 million) abandoned as part of the lease termination.

    Effective August 1, 2002, the Company entered into a license agreement, a promissory note and security agreement, and an asset purchase agreement in connection with the Company's proposal to sell the patents and pending applications associated with its videoconferencing business. These agreements resulted in the Company receiving $2.5 million in cash on August 2, 2002, and another $2.4 million in cash on October 30, 2002 at the closing of the sale (see
Note 4).

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter company transactions and balances have been eliminated. All assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange at the end of the year, while sales and expense are translated at the average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity (deficit).

    Certain amounts in 2001 and 2000 have been reclassified to permit comparison with 2002 classifications.

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

SOFTWARE LICENSES

    The Company's InfoWorkSpace products incorporate software licenses, which the Company purchases from other software vendors. Software licenses purchased from vendors are reported as inventory until the sale of the underlying InfoWorkSpace subscription license, at which time they are reported as prepaid licenses and amortized over the subscription period (see Note 7).

CASH EQUIVALENTS

    The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents and marketable securities consist of highly rated U.S. and state government securities, commercial paper and short-term money market funds.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, accrued expenses and common stock subject to put. The carrying value of these financial instruments approximates fair value due to their short term to maturity. Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents and accounts receivable.

    All the Company's cash equivalents are maintained by major financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. Write-offs related to accounts receivable have been within management's expectations.

    Revenue from one customer accounted for 27% of total revenues in 2002. Revenue from two customers accounted for 24% and 44% of total revenues in 2001 and 2000, respectively. Accounts receivable from these customers amounted to approximately $.2 million, $1.2 million and $1.0 million at December 31, 2002, 2001 and 2000, respectively. Export sales were $2.9 million, $6.1 million and $11.3 million in 2002, 2001 and 2000, respectively.

INVENTORIES

    Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method.

EQUIPMENT AND IMPROVEMENTS

    Equipment and improvements are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computer and office equipment........  3 years
Furniture and fixtures...............  5 years
Leasehold improvements...............  Shorter of lease term or estimated useful life

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

    Shares used in computing basic and diluted net loss per share are as follows:

                                              2002         2001         2000
                                           ----------   ----------   ----------
BASIC....................................  13,633,630   13,663,863   13,649,245
DILUTED..................................  13,633,630   13,663,863   13,649,245
                                           ----------   ----------   ----------

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with SFAS No. 144, "ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," (2002) and SFAS No. 121, "ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS," (2001 and 2000) the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the fair value of the impaired asset.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," (APB 25) and related interpretations rather than the alternative fair value accounting provided under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." No compensation expense has been recognized by the Company for its stock option plans and its stock purchase plan.

    Pro-forma information regarding net loss and loss per share, as if the Company had used the fair value method of SFAS No. 123 to account for stock options issued under its various stock option plans, and shares purchased under the Stock Purchase Plan, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions as of the date of grant: risk-free interest rates equal to the then available rate for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options; no dividend yields; an average volatility factor of the expected market price of the Company's common stock over the expected life of the option of 1.62 in 2002, 1.49 in 2001 and 1.29 in 2000; and a weighted-average expected life of the option of 5.2 years in 2002, 5.3 years in 2001 and 5.3 years in 2000.

    For purposes of pro-forma disclosures, the estimated weighted average fair value of options granted during the year of $.23, $1.30 and $6.10 in 2002, 2001 and 2000, respectively, is amortized to expense over the related vesting period. Pro-forma information is as follows:

                                                    2002         2001         2000
                                                 ----------   ----------   ----------
                                                  (IN THOUSANDS EXCEPT FOR PER SHARE
                                                             INFORMATION)
Net loss as reported...........................   $(18,565)    $(31,340)    $(17,984)
Deduct: total stock-based employee compensation
  determined under fair value based methods....     (2,109)      (3,147)      (4,465)
                                                  --------     --------     --------
Pro-forma net loss                                $(20,674)    $(34,487)    $(22,449)
                                                  ========     ========     ========
Net loss per share as reported
  Basic and diluted............................      (1.36)       (2.29)       (1.32)
                                                  ========     ========     ========
Pro-forma net loss per share
  Basic and diluted............................      (1.51)       (2.52)       (1.64)
                                                  ========     ========     ========

ACCOUNTING PRONOUNCEMENTS

    In November 2002, the FASB issued FIN 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company is currently evaluating the requirements and impact, if any, of FIN 45 on its consolidated results of operations and financial position.

    In June 2002, the FASB issued SFAS No. 146, "COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 supercedes EITF Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of its operations.

    In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal and interim periods ending after December 15, 2002. The Company will continue to apply APB No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but will adopt the disclosure requirements of SFAS No. 148 beginning with the financial statements for its fiscal quarter ending March 31, 2003.

4. SALE OF PATENTS

    On August 1, 2002, the Company entered into an agreement to sell all patents and pending applications related to its videoconferencing products. In exchange for an up-front license fee of $1.25 million, the Company granted Tandberg Telecom AS a fully-paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company's videoconferencing technology (the video patent portfolio). At the same time, Tandberg loaned the Company an additional $1.25 million, which was secured by the video patent portfolio. The Company's shareholders approved the sale of the video patent portfolio on October 28, 2002, and the sale was completed on October 30, 2002. At the closing, the Company received an additional $2.4 million and all amounts due under the $1.25 million secured loan were forgiven. The Company retained a fully-paid, non-exclusive, non-transferable license for the Company's use in connection with its videoconferencing and enterprise collaboration products.

5. ACQUISITIONS

    On March 27, 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace business unit of General Dynamics Electronic Systems for $17 million in cash and 400,000 shares of the Company's common stock valued, for purposes of the transaction, at $10.00 per share. An advance of $6 million was paid in December 2000, $6 million was paid at closing, $3 million was paid on July 2, 2001 and the final payment of $2 million was paid on January 4, 2002. The 400,000 shares issued were accompanied by an option allowing the seller to put the shares to the Company at $10.00 per share. The seller exercised the put option with respect to 110,000 shares on January 4, 2002, and the shares were reacquired at an aggregate price of $1.1 million on January 25, 2002. The put agreement, as amended, gives the seller the option to require the Company to repurchase the balance of 290,000 shares beginning March 31, 2004 and expiring April 30, 2004. The put right shall expire at such time as the last reported closing price of the common stock has been equal to or greater than $11.00 per share for fifteen (15) consecutive trading days. Common stock subject to the put option is reported as temporary equity. For purposes of computing diluted earnings per share, such shares are included in the calculation using the reverse treasury stock method when dilutive.

    Pursuant to the terms of the purchase agreement, the Company paid approximately $1 million at the closing to cover the seller's transitional operating costs (net of revenue earned during the period) for the period between the signing of the purchase agreement and the closing of the transaction. The acquisition was accounted for as a purchase.

    The unaudited pro forma consolidated operating results are not necessarily indicative of the operating results that would have been achieved had the acquisition been consummated at the beginning of the periods presented, and should not be construed as representative of future operating results.

    The total purchase price and related acquisition costs were recorded as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Equipment and improvements..................................     $   481
Prepaid software licenses...................................       1,124
Goodwill (to be amortized over 5 years).....................      19,504
Other intangible assets (to be amortized over 1.5 to 3
  years)....................................................       2,531
Deferred revenue............................................      (1,125)
                                                                 -------
                                                                 $22,515
                                                                 =======

    Operating results of the InfoWorkSpace product line have been included in the Company's financial statements from the acquisition date. The following table presents unaudited pro forma consolidated operating results for the twelve months ended December 31, 2001 and 2000 as if the acquisition had occurred as of the beginning of the periods presented.

                                                        YEAR ENDED DECEMBER 31
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
                                                            (IN THOUSANDS)
Revenue...............................................  $ 15,442       $ 29,232
Net loss..............................................   (34,398)       (31,373)
Basic and diluted loss per share......................     (2.52)         (2.30)

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

    The continued weakness in the economy and the rapidly changing and competitive environment in which the Company operates negatively impacted expected sales of InfoWorkSpace product during 2001. During the fourth quarter of 2001, the Company determined the fair value of InfoWorkSpace product line has declined from the value at the date it was acquired. In accordance with SFAS
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company evaluated the recoverability of its long-lived assets, including intangibles related to the InfoWorkSpace acquisition and determined that the estimated future undiscounted cash flows were below their carrying value at December 31, 2001. Accordingly, the Company recorded an impairment charge of approximately $6,293,000 in the fourth quarter of 2001, to reflect its estimate of the impairment of goodwill associated with the acquisition of InfoWorkSpace. The estimated fair value was based on anticipated future cash flows discounted at a rate of 18%, which the Company considered to be commensurate with the risk involved.

    Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. As a result, of the adoption of SFAS No. 142, certain intangible assets totaling approximately
$865 thousand were reclassified as goodwill as they did not meet the requirement for classification as intangible assets under SFAS No. 142.

    The Company completed the first step of the transitional goodwill impairment test prior to June 30, 2002 as required by SFAS No. 142 and determined that the fair value of it sole reporting unit was less than its net assets indicating potential goodwill impairment existed. The second step of the transitional goodwill impairment test was completed during the three months ended
December 31, 2002, resulting in a write-off of all remaining goodwill. The impairment loss recognized was included in the accompanying financial statements as a cumulative effect of a change in accounting principle. Accordingly, the Company has restated its reported 2002 interim periods to effect the change in accounting (see Note 16.)

    Had SFAS No. 142 been adopted for the years ended December 31, 2001 and 2000, the impact on net loss and loss per share would have been as follows:

                                                        YEAR ENDED DECEMBER 31
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
                                                            (IN THOUSANDS)
Net loss..............................................  $(31,340)      $(17,984)
Add back goodwill amortization........................     3,042
                                                        --------       --------
Adjusted net loss.....................................   (28,298)      $(17,984)
                                                        ========       ========
Basic and diluted net loss per share..................  $  (2.29)      $  (1.32)
Add back goodwill amortization........................       .22
                                                        --------       --------
Adjusted basic and diluted net loss per share.........  $  (2.07)      $  (1.32)
                                                        ========       ========

6. SALE OF PRODUCT LINE

    On September 15, 2000, the Company completed the sale of assets and technology associated with its network access card (NAC) product line to Telco Systems, Inc. (Telco) for cash of $4.5 million, received in installments through March 2001, and $1.5 million of future product to be supplied by Telco. Revenue from sales of NAC products were $3.3 million for the year ended December 31, 2000.

7. INVENTORIES

    Inventories consist of:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2002           2001
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Raw materials and subassemblies.....................                    $1,501
Software licenses...................................                     1,806
Work in process.....................................                       458
Finished goods......................................      $112             117
                                                          ----          ------
                                                          $112          $3,882
                                                          ====          ======

    Concurrent with the acquisition of the InfoWorkSpace product line, the Company entered into a license agreement with a software vendor. Under the terms of the agreement, the Company was obligated to purchase $7.5 million of software licenses over the two year period ending March 26, 2003. The licenses are resold with the Company's InfoWorkSpace products. Through December 31, 2002, the Company had acquired approximately $2.4 million of licenses under the agreement. During 2002 the Company's sales consistently fell below the minimum requirements of the contract. In addition, the Company was unable to meet the minimum payment obligations. The Company negotiated a settlement with the vendor whereby the Company is relieved of the minimum purchase requirements. In exchange, the Company has forfeited any previously purchased licenses that were not activated as of December 31, 2002. As a result of this settlement, the Company wrote-off $.3 million of unused licenses as costs of sales.

    During 2002, the Company recorded a provision for obsolete and excess inventory of $2.3 million associated principally with the videoconferencing product line.

8. EQUIPMENT AND IMPROVEMENTS

    Equipment and improvements consist of:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Computer and office equipment...............................       --    $19,235
Furniture and fixtures......................................       --        306
Leasehold improvements......................................       --      1,550
                                                              --------   -------
                                                                   --     21,091
Less accumulated depreciation...............................       --     17,621
                                                              --------   -------
                                                                   --    $ 3,470
                                                              ========   =======

    In the year ended December 31, 2002, the Company wrote off all equipment and improvements as a result of impairment and assets abandoned as part of a lease termination.

9. ACCRUED EXPENSES

    Accrued expenses consist of:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Employee compensation and benefits..........................    $274      $  922
Warranties and other customer-related costs.................     162         315
Other.......................................................     148         208
                                                                ----      ------
                                                                $584      $1,445
                                                                ====      ======

    The Company provides standard warranty coverage on its systems for up to 90 days, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to cost of sales when the revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts warranty accruals accordingly. The following table shows the details of the product warranty accrual for the year ended December 31, 2002.

                                                              (IN THOUSANDS)
Balance at December 31, 2001................................       $315
Warranty expenditures for current period....................       (261)
Provision for warranty costs in the period..................        108
                                                                   ----
Balance at December 31, 2002................................       $162
                                                                   ====

    The Company offers service contracts that may be purchased after a standard warranty has expired. Service contracts are generally for one year periods. The Company recognizes service contract revenue ratably over the life of the contract. Actual service contract expenses incurred and charged to service costs of sales during an interim period may be more or less than the amount of amortized service contract revenue recognized in that period.

10. INCOME TAXES

    The provision (benefit) for income taxes is as follows:

                                                        YEAR ENDED DECEMBER 31
                                                    ------------------------------
                                                      2002       2001       2000
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Current:
  Federal.........................................  $(2,908)   $(2,090)
  State...........................................                (122)
  Foreign.........................................        7         62     $1,095
                                                    -------    -------     ------
                                                     (2,901)    (2,150)     1,095
Deferred:
  Federal.........................................                          6,769
  State...........................................                            967
  Foreign.........................................                             44
                                                    -------    -------     ------
                                                                            7,780
                                                    -------    -------     ------
                                                    $(2,901)   $(2,150)    $8,875
                                                    =======    =======     ======

    The amount reported as income tax benefit in 2002 is primarily a result of the Federal Job Creation and Worker Assistance Act of 2002, enacted in March 2002, which allowed the Company to carryback net operating losses incurred in 2001 for a period of up to five years. The amount reported as income tax benefit in 2001 relates primarily to the reversal of tax reserves recorded in prior years. The Company determined that the tax reserves were no longer required because the related potential tax exposures were favorably resolved during the fourth quarter of 2001.

    The total income tax expense (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

                                                       YEAR ENDED DECEMBER 31
                                                   ------------------------------
                                                     2002       2001       2000
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Federal income tax at statutory rate.............  $ 6,498    $(11,386)  $(3,097)
State income taxes, net of federal benefit.......     (126)       (320)     (289)
Foreign taxes, net...............................        7         647       119
Research and development tax credits.............               (3,214)     (606)
Valuation allowance..............................    3,978      13,594    12,711
Reversal of reserves recorded in prior years.....     (250)     (2,212)
Other............................................      (12)        741        37
                                                   -------    --------   -------
Total income tax expense (benefit)...............  $(2,901)   $ (2,150)  $ 8,875
                                                   =======    ========   =======

    The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Purchased intangibles...................................  $ 6,303    $ 2,159
  Net operating loss carryforwards........................   17,651     17,257
  Research and development credits........................    4,360      4,445
  Accruals and allowances not currently deductible for tax
    purposes..............................................    1,554      1,889
  Depreciation and other..................................      416        555
  Valuation allowance.....................................  (30,284)   (26,305)
                                                            -------    -------
Total deferred tax assets.................................  $     0    $     0
                                                            =======    =======

    At December 31, 2002, the Company has available net operating loss carryforwards of approximately $51,110,000 expiring at various dates through 2022, federal research and development credit carryforwards of approximately $2,270,000 expiring in varying amounts during the period 2018 through 2022 and state and research and development credit carryforwards of approximately $2,090,000 expiring in varying amounts during the period 2006 through 2016.

11. OTHER NON-RECURRING CHARGES AND CREDITS

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

12. MAY 2001 AND JULY 2002 RESTRUCTURING AND COST REDUCTION PLANS

    In May 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations. As a result of these actions, the Company recorded charges of approximately $2.0 million in the second quarter of 2001. These charges primarily represented severance costs related to the termination of 90 employees, constituting approximately 50% of the Company's workforce at the time the cost reduction plan was implemented. The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support. These costs were substantially paid prior to December 31, 2001.

    In July 2002, the Company implemented another restructuring and cost reduction plan, which consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operation of its videoconferencing product lines. The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support. Cost of the July restructuring was approximately $.4 million, consisting principally of severance payments to foreign service employees, which were paid by December 31, 2002.

13. COMMITMENTS AND CONTINGENCIES

    The Company rents its primary facility in Burlington, Massachusetts under an operating lease, which expires in 2006. The Company also leases office space in Colorado Springs, Colorado and Alexandria, Virginia for sales and development operations under leases that expire on various dates through April 2006. Future minimum lease payments at December 31, 2002 under these non-cancelable operating leases are approximately $469,000 in 2003, $282,000 in 2004, $221,000 in 2005
and $50,000 in 2006.

    Rent expense was approximately $1,075,000, $1,483,000 and $949,000 in 2002,
2001 and 2000, respectively.

14. PREFERRED STOCK

    Each series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors.

15. BENEFIT PLANS

STOCK OPTION PLANS

    The Company's Amended and Restated 1991 Stock Incentive Plan (the "1991 Plan") provides for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, of up to 6,090,541 shares to officers, employees and consultants. The 1991 Plan is administered by the Board of Directors. Options have been granted at a price not less than the fair market value on the date of grant. The options generally become exercisable over a four to five-year period and expire over a period not exceeding ten years. In February 2000, the Board of Director's approved the acceleration of all outstanding and future options granted pursuant to the 1991 Plan and the Company's Amended and Restated 1994 Non-Employee Director Stock Option Plan (the "Director Plan") upon a "Change in Control" or an "Acquisition" (as each such term is defined in the 1991 Plan); provided, however, that the vesting of no such option shall be so accelerated in the event that the holder thereof elects to forego such acceleration on or prior to the date of such Change in Control or Acquisition. The 1991 Plan terminated on March 31, 2001, and no further options are to be granted under the 1991 Plan subsequent to that date. At December 31, 2002, there were 1,277,452 shares reserved for issuance under the 1991 Plan.

    The 2001 Stock Incentive Plan was approved and adopted by the Board of Directors on April 11, 2001. The 2001 Stock Incentive Plan provides for the sale or award of common stock or the grant of non-qualified stock options to officers, directors, employees and consultants of the Company. The 2001 Stock Incentive Plan and the terms of grants and awards made pursuant to the 2001 Stock Incentive Plan are administered by the Board of Directors. Vesting of options granted under the 2001 Stock Incentive Plan accelerate upon change of control or acquisition as defined in the 2001 Stock Incentive Plan. As of December 31, 2002, the Company has reserved 5,000,000 shares of common stock for issuance under the 2001 Stock Incentive Plan, 671,875 shares of which are to be issued upon exercise of outstanding options granted under such plan. The Company's officers and directors may not receive a majority of the total shares issued and reserved for issuance under grants and awards made pursuant to the 2001 Stock Incentive Plan. The 2001 Stock Incentive Plan will terminate on April 11, 2011.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

    In April 1995, the Board of Directors and shareholders approved the Director Plan, which was most recently amended by the Board of Directors on June 5, 2002. The Director Plan provides that the Board of Directors, at its discretion, is permitted to grant options to non-employee directors, subject to terms and conditions as determined by the Board of Directors. No options may be granted after the tenth anniversary of the date of adoption of the Director Plan and no person may be granted options under the Director Plan to purchase more than an aggregate of 45,000 shares of Common Stock. Options are granted at a price equal to the fair market value on the date of grant. Unless otherwise specified by the Board of Directors at the time of grant, options granted under the Director Plan become exercisable over a four-year period, and the term of the options is ten years from the date of grant. Two hundred thousand shares of Common Stock have been reserved for issuance under the Director Plan, of which 43,000 were available for future grant as of December 31, 2002.

    A summary of option activity under the 2001 Plan, the 1991 Plan and the Director Plan is as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                            SHARES      PRICE
                                                          ----------   --------
Outstanding at December 31, 1999........................   2,344,391    $10.52
  Granted...............................................   2,425,477      5.88
  Terminated............................................  (1,729,657)     9.77
  Exercised.............................................     (47,798)     6.20
                                                          ----------
Outstanding at December 31, 2000........................   2,992,413    $ 5.79
  Granted...............................................     847,475      1.30
  Terminated............................................  (1,201,876)     6.27
                                                          ----------
Outstanding at December 31, 2001........................   2,638,012    $ 5.74
  Granted...............................................   1,259,475       .23
  Terminated............................................  (1,811,410)     3.17
  Exercised.............................................      (1,750)      .29
                                                          ----------
Outstanding at December 31, 2002........................   2,084,327    $ 4.66
                                                          ==========

    Related information for options outstanding and exercisable as of December 31, 2002 under these benefit plans is as follows:

                                         WEIGHTED AVERAGE
                           OUTSTANDING      REMAINING       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES     OPTIONS     CONTRACTUAL LIFE    EXERCISE PRICE
------------------------   -----------   ----------------   ----------------
..1$1 -- $.90..........        720,475          9.37              $ .22
1.25 -- 3.00.........         270,075          8.15               1.61
3.63 -- 7.88.........         616,652          6.42               6.76
9.13 -- 13.13........         477,125          4.09              10.37
                            ---------
                            2,084,327                            $4.66
                            =========

                                            WEIGHTED
                           EXERCISABLE      AVERAGE
RANGE OF EXERCISE PRICES     OPTIONS     EXERCISE PRICE
------------------------   -----------   --------------
..1$1 -- $.90..........        180,584        $  .30
1.25 -- 3.00.........         130,469          1.73
3.63 -- 7.88.........         504,508          7.02
9.13 -- 13.13........         398,825         10.62
                            ---------
                            1,214,386        $ 6.64
                            =========

EMPLOYEE STOCK PURCHASE PLAN

    The Company has an Employee Stock Purchase Plan (the "Stock Purchase Plan") under which eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 900,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. No shares were issued under the Stock Purchase Plan during fiscal year 2002. As of December 31, 2002, 555,081 shares have been issued pursuant to the Stock Purchase Plan.

SAVINGS PLAN

    The Company sponsors a savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Contributions from the Company are made at the discretion of the Board of Directors and approximated $85,220 in 2002, $182,000 in 2001 and $236,000 in 2000.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                    QUARTER ENDED
                                ------------------------------------------------------
                                MARCH 31(1)   JUNE 30    SEPTEMBER 30(2)   DECEMBER 31
                                -----------   --------   ---------------   -----------
2002
Revenue.......................    $ 2,658     $ 3,207        $2,650          $ 2,858
Gross profit (loss)...........      1,260        (908)        1,282            1,518
Loss from operations..........     (3,873)     (8,512)       (2,212)            (497)
Income (loss) before
  cumulative effect of change
  in accounting principle.....     (1,220)     (8,504)       (1,595)           3,421
Cumulative effect of change in
  accounting principle........    (10,667)
Net income (loss).............    (11,887)     (8,504)       (1,595)           3,421
Income (loss) per share before
  cumulative effect of change
  in accounting principle.....       (.09)       (.62)         (.12)             .25
Net income (loss) per share--
  basic and diluted...........       (.87)       (.62)         (.12)             .25

2001
Revenue.......................    $ 3,359     $ 3,421        $4,824          $ 3,503
Gross profit..................        985         997         2,288            1,384
Loss from operations..........     (6,764)    (10,085)       (4,248)         (12,524)
Net loss......................     (6,884)     (9,912)       (4,212)         (10,332)
Net loss per share--basic and
  diluted.....................       (.51)       (.72)         (.31)            (.75)

------------------------

(1) The operating results for the first quarter of fiscal 2002 has been restated to reflect the cumulative effect of $10.7 million related to the adoption of SFAS 142 "Goodwill and Other Intangible Assets."

(2) The operating results for the third quarter of fiscal 2002 have been restated to reflect the loss on liquidation of foreign subsidiaries of $619 thousand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned, "Proposal No. 1--Election of Directors" and "Section 16(a)--Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 29, 2003. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned, "Executive Officers of the Registrant" in Part I.

ITEM 11. EXECUTIVE COMPENSATION

    The information required with respect to this item may be found in the sections captioned "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 29, 2003. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information found in the section captioned, "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 29, 2003 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

    The following table sets forth information as of December 31, 2002 about the Company's equity compensation plans under which shares of its common stock are authorized for issuance.

                                                                                   NUMBER OF SECURITIES REMAINING
                               NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                                ISSUED UPON EXERCISE OF      EXERCISE PRICE OF       UNDER EQUITY COMPENSATION
                                  OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                     WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
-------------                  --------------------------   --------------------   ------------------------------
                                          (A)                       (B)                         (C)
Equity compensation plans
  approved by security
  holders....................            1,412,452(1)              $6.77                       387,919(2)
Equity compensation plans not
  approved by security
  holders....................              671,875(3)              $0.22                     4,326,375(4)
    Total....................            2,084,327                 $4.66                     4,714,294

------------------------

(1) Includes 1,277,452 shares of common stock to be issued upon exercise of outstanding options under the Amended and Restated 1991 Stock Incentive Plan and 135,000 shares of common stock to be issued upon exercise of outstanding options under the 1994 Non-Employee Director Option Plan.

(2) Includes 43,000 shares of common stock remaining available for future issuance under the 1994 Non-Employee Director Option Plan and 344,919 shares of common stock remaining available for future issuance under the 1995 Employee Stock Purchase Plan. The Amended and Restated 1991 Stock Incentive Plan terminated on March 31, 2001, and no additional options may be granted under that plan.

(3) Represents shares of common stock to be issued upon exercise of outstanding options under the 2001 Stock Incentive Plan.

(4) Represents shares of common stock remaining available for future issuance under the 2001 Stock Incentive Plan.

    A description of the 2001 Stock Incentive Plan is included in Note 15 to the Company's Consolidated Financial Statements set forth herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required with respect to this item may be found in the section captioned, "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 29, 2003. Such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures contained certain design deficiencies that were corrected by December 31, 2002, and which we believe will be effective in the future in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company's periodic SEC filings.

    CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) DOCUMENTS FILED AS PART OF FORM 10-K

1. CONSOLIDATED FINANCIAL STATEMENTS.The following consolidated financial statements and supplementary data are included in Part II-Item 8 filed as part of this report:

    - Report of Independent Auditors

    - Consolidated Balance Sheets as of December 31, 2002 and 2001

    - Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

    - Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

    - Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001and 2000

    - Notes to Consolidated Financial Statements

    - Quarterly Financial Information (unaudited)

2.  FINANCIAL STATEMENT SCHEDULE.

    - Schedule II--Valuation and Qualifying Accounts

    Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

3. LIST OF EXHIBITS.

EXHIBIT
NUMBER                                   DESCRIPTION OF EXHIBIT
-------               ------------------------------------------------------------
 3.1*                 Form of Amended and Restated Certificate of Incorporation of
                      the Registrant.
 3.2*                 Amended and Restated By-Laws of the Registrant.
 4.1*                 Specimen Stock Certificate.
10.1*+                Amended and Restated 1991 Stock Incentive Plan of the
                      Registrant.
10.2*                 Amended and Restated 1994 Non-Employee Director Option Plan
                      of the Registrant.
10.3*+                1995 Employee Stock Purchase Plan of the Registrant.
10.15*                License Agreement dated January 2, 1995 between the
                      Registrant and Datapoint Corporation.
10.16*                Letter Agreement dated December 31, 1994 between the
                      Registrant and Fleet Bank of Massachusetts, N.A.
10.17                 Lease for 154 Middlesex Turnpike, Burlington, MA dated as of
                      June 26, 2002 between the Registrant and Peter C. Nordblom and John Macomber, as Trustees of N.W. Building 24 Trust.
10.19***+             Employment Agreement dated January 22, 1998 between the
                      Registrant and Khoa D. Nguyen.
10.20****             Asset Purchase Agreement dated as of December 28, 2000
                      between the Registrant and General Dynamics Government
                      Systems Corporation, as amended.
10.21(a)*****         Put Agreement dated as of March 27, 2001 (as amended to
                      date) by and between the Registrant and General Dynamics
                      Government Systems Corporation.
10.21(b)              Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government
                      Systems Corporation.
10.22******+          2001 Stock Incentive Plan of the Registrant.
10.23*******          Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.24*******          License Agreement dated as of August 1, 2002 between the
                      Registrant and Tandberg Telecom AS.
10.25*******          Promissory Note dated as of August 1, 2002 made by the
                      Registrant in favor of Tandberg Telecom AS.
10.26*******          Security Agreement dated as of August 1, 2002 between the
                      Registrant and Tandberg Telecom AS.
10.27*******          Ezenia! License Agreement dated as of October 30, 2002
                      between the Registrant and Tandberg Telecom AS.
21.1                  Subsidiaries of the Registrant.
23.1                  Consent of Ernst & Young LLP
99.1                  Certification of the Company's Chief Executive Officer and
                      Chief Financial Officer pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.

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

+ Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.
*            Incorporated by reference from the Company's Registration
             Statement on Form S-1.
** Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
*** Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.
**** Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
***** Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2001.
******       Incorporated by reference from the Company's Registration
             Statement on Form S-8 filed with the Securities and Exchange
             Commission on December 21, 2001.
******* Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2002.

(B) REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

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

                                               EZENIA! INC.

                                               By:                 /s/ KHOA D. NGUYEN
                                                    ------------------------------------------------
                                                                     Khoa D. Nguyen
                                                    CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                                                 CHIEF FINANCIAL OFFICER
                                                      (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER,
                                                                   AUTHORIZED OFFICER)
                                                                  DATE: MARCH 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
                                               Chairman, Chief Executive Officer,
             /s/ KHOA D. NGUYEN                  President and Chief Financial
    ------------------------------------         Officer (Principal Financial and     March 31, 2003
               Khoa D. Nguyen                    Accounting Officer, Authorized
                                                 Officer)

           /s/ JOHN F. KEANE, JR.
    ------------------------------------       Director                               March 31, 2003
             John F. Keane, Jr.

            /s/ JOHN A. MCMULLEN
    ------------------------------------       Director                               March 31, 2003
              John A. McMullen

              /s/ ROY G. PERRY
    ------------------------------------       Director                               March 31, 2003
                Roy G. Perry

                                 CERTIFICATIONS

I, Khoa D. Nguyen, the President and Chief Executive Officer of Ezenia! Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Ezenia! Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                   /s/ KHOA D. NGUYEN
                                       ---------------------------------------------
                                       Khoa D. Nguyen
                                       CHIEF EXECUTIVE OFFICER

I, Khoa D. Nguyen, the Chief Financial Officer of Ezenia! Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Ezenia! Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                   /s/ KHOA D. NGUYEN
                                       ---------------------------------------------
                                       Khoa D. Nguyen
                                       CHIEF FINANCIAL OFFICER

                                  EZENIA! INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

COLUMN A--DESCRIPTION                   COLUMN B            COLUMN C             COLUMN D       COLUMN E
---------------------                 ------------   -----------------------   -------------   ----------
                                                                               DEDUCTIONS--
                                       BALANCE AT    CHARGED TO   CHARGED TO   UNCOLLECTIBLE   BALANCE AT
                                      BEGINNING OF   COSTS AND      OTHER        ACCOUNTS        END OF
   ACCOUNTS RECEIVABLE ALLOWANCES        PERIOD       EXPENSES     ACCOUNTS     WRITTEN-OFF      PERIOD
------------------------------------  ------------   ----------   ----------   -------------   ----------
Year Ended December 31, 2002........   $  914,018     $250,000          --       $ (68,009)    $1,096,009
Year Ended December 31, 2001........      716,238      100,000      97,780              --        914,018
Year Ended December 31, 2000........    1,518,179           --          --        (801,941)       716,238