Form 10-Q
period 2003-03-31
EZENIA INC
filed 2003-05-09
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

Commission File Number 0-25882

EZENIA! INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3114212
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Northwest Park, 154 Middlesex Turnpike, Burlington, Massachusetts 01803

(Address of principal executive offices, including Zip Code)

(781) 505-2100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes   ☐  No   ☒

The number of shares outstanding of the registrant’s Common Stock as of May 2, 2003 was 13,633,630.

EZENIA! INC.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Management’s Discussion and Analysis section of Ezenia!’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002, such as liquidity, dependence on major customers, reduced demand for traditional videoconferencing products, evolution of the real-time collaboration market, rapid technological change, competition, risks associated with the acquisition of InfoWorkSpace (including the Company’s ability to integrate the InfoWorkSpace product line and workforce) and other considerations.

The forward-looking statements contained in this report represent the Company’s judgment as of the date of this report.  Ezenia! cautions readers not to place undue reliance on such statements.  The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Note: Ezenia! is a registered trademark of Ezenia! Inc., and the Ezenia! Logo and InfoWorkSpace are trademarks of Ezenia! Inc.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$2,592	$2,403
Accounts receivable, less allowances of $1,005 and $1,096 in 2003 and 2002, respectively	1,426	1,780
Inventories		112
Prepaid software licenses	2,499	1,008
Prepaid expenses and other current assets	317	261
Total current assets	6,834	5,564

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	854	681
Accrued expenses	591	584
Income taxes	273	285
Deferred revenue	3,867	2,643
Total current liabilities	5,585	4,193

Common stock subject to put; 290,000 shares issued and outstanding at March 31, 2003; 290,000 shares issued and outstanding at December 31, 2002	2,875	2,875

Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized, 14,294,067 issued at March 31, 2003; 13,633,630 outstanding at March 31, 2003; 14,294,067 issued at December 31, 2002; and 13,633,630 outstanding at December 31, 2002	139	139
Capital in excess of par value	60,666	60,666
Accumulated deficit	(59,570)	(59,448)
Treasury stock at cost; 660,437 shares at March 31, 2003 and 660,437 shares at December 31, 2002	(2,861)	(2,861)
	(1,626)	(1,504)
	$6,834	$5,564

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues
Product revenue	$2,252	$2,164
Service revenue	148	494
	2,400	2,658

Cost of revenues
Cost of product revenue	759	1,143
Cost of service revenue	93	255
	852	1,398

Gross profit	1,548	1,260

Operating expenses
Research and development	715	1,544
Sales and marketing	400	1,317
General and administrative	283	497
Depreciation	—	873
Occupancy and other facilities related expenses	275	902
Total operating expenses	1,673	5,133

(Loss) from operations	(125)	(3,873)

Interest income	3	2

(Loss) before income taxes and cumulative effect of change in accounting principle	(122)	(3,871)
Income taxes benefit	—	2,651
(Loss) before cumulative effect of change in accounting principle	(122)	(1,220)
Cumulative effect of change in accounting principle	—	(10,667)
Net (loss)	$(122)	$(11,887)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(.01)	$(.09)
Cumulative effect of change in accounting principle	—	$(.78)
Net loss	$(.01)	$(.87)
Weighted average common shares, basic and diluted	13,663,630	13,661,543

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net loss	$(122)	$(11,887)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	—	888
Write-down of goodwill and long-term assets	—	10,667
Changes in operating assets and liabilities, less amounts attributable to acquisition of InfoWorkSpace:
Accounts receivable	354	(267)
Inventories	112	625
Prepaid software licenses	(1,491)	(875)
Prepaid expenses and other current assets	(56)	(96)
Accounts payable and accrued expenses	180	(307)
Income taxes	(12)	37
Deferred revenue	1,224	2,464
Net cash provided by operating activities	189	1,249

Investing activities
Acquisition of InfoWorkSpace	—	(3,100)
Net purchases of equipment and improvements	—	(69)
Other, net	—	(2)
Net cash (used for) investing activities	—	(3,171)

Effect of exchange rate on cash and cash equivalents	—	(80)
Increase (decrease) in cash and cash equivalents	189	(2,002)
Cash and cash equivalents at beginning of period	2,403	5,531
Cash and cash equivalents at end of period	$2,592	$3,529

See accompanying notes.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation of the results of these interim periods.  In addition to normal recurring adjustments, the financial statements for 2002 include a provision for the impairment of long-lived assets (see Note 5).  Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.      Going Concern

The Company has incurred substantial recurring operating losses and negative cash flows, and at March 31, 2003, has limited cash resources. Also, in connection with its acquisition of the InfoWorkSpace business unit (see Note 5), the Company issued shares which were accompanied with an option allowing the seller to put the shares back to the Company at $10.00 per share.  As amended and subject to certain limitations, the put agreement gives the seller the option to require the Company to repurchase a remaining balance of 290,000 shares beginning March 31, 2004 and expiring April 30, 2004.  The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins.

In July 2002, the Company implemented its most recent restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues, with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations (see Note 11).  The July 2002 restructuring consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operations of its videoconferencing product lines.  (Revenues from videoconferencing products and services were $6.7 million and $13.3 million for the years ended December 31, 2002 and 2001, respectively.)  Costs of the July 2002 restructuring were approximately $.4 million, principally severance payments to foreign employees, which were paid by December 31, 2002.  The Company also recorded a loss on liquidation of the foreign subsidiaries of approximately $.6 million relating to the closure of the foreign sales operations.

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

On August 1, 2002, the Company entered into an agreement to sell all patents and pending applications related to its videoconferencing products.  In exchange for an up-front license fee of $1.25 million, the Company granted a fully-paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company’s videoconferencing technology.  At the same time, the Company received a loan for an additional $1.25 million, which was secured by the licensed patents and pending applications. The sale of the patents and pending applications was approved by Ezenia! shareholders on

October 28, 2002, and the sale completed on October 30, 2002.  At the closing, the Company received an additional $2.4 million and all amounts due under the $1.25 million secured loan were forgiven.  Additionally, the Company retained a fully-paid, non-exclusive, non-transferable license for use in connection with its videoconferencing and enterprise collaboration products.

The Company estimates its cash-flow breakeven point to be approximately $3.5 million to $4.0 million in revenues per quarter.  Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

Operating costs were in line with the Company’s expectations for the quarter ended March 31, 2003.  The Company’s success in achieving its goal of being cash-flow neutral is largely dependent on whether it can meet its future revenue targets.

There can be no assurance that the Company can achieve the above-mentioned revenue targets.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

4.     Inventories

Inventories consist of:

(In thousands)	March 31, 2003	December 31, 2002
Raw materials and subassemblies
Software licenses
Work in process
Finished goods	—	$112
	$0	$112

Concurrent with the acquisition of the InfoWorkSpace product line, the Company entered into a license agreement with a software vendor.  Under the terms of the agreement, the Company was obligated to purchase $7.5 million of software licenses over the two year period ending March 26, 2003.  The licenses are resold with the Company’s InfoWorkSpace products.  During 2002 the Company’s sales consistently fell below the minimum requirements of the contract.  In addition, the Company was unable to meet the minimum payment obligations. The Company negotiated a settlement with the vendor whereby the Company is relieved of the minimum purchase requirements.  In exchange, the Company has forfeited any previously purchased licenses that were not activated as of December 31, 2002. As a result of this settlement, the Company wrote-off $.3 million of unused licenses as costs of sales.

During 2002, the Company recorded a provision for obsolete and excess inventory of $2.3 million associated principally with the videoconferencing product line.

5.  Acquisitions

In March 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace business unit of General Dynamics Electronic Systems for $17 million in cash, of which the final payment of $2 million was paid on January 4, 2002, 400,000 shares of the Company’s common stock valued, for purposes of the transaction, at $10.00 per share, and, pursuant to the terms of the purchase agreement, the payment by the Company of approximately $1 million at the closing to cover the seller's transitional operating costs (net of revenue earned during the period) for the period between the signing of the purchase agreement and the closing of the transaction.  The 400,000 shares issued were accompanied by an option allowing the seller to put the shares to the Company at $10.00 per share. The seller exercised the put option with respect to 110,000 shares on January 4, 2002, and the shares were reacquired at an aggregate price of $1.1 million on January 25, 2002.  The put agreement, as amended, gives the seller the option to require the Company to repurchase the balance of 290,000 shares beginning March 31, 2004 and expiring April 30, 2004. The put right shall expire at such time as the last reported closing price of the common stock has been equal to or greater than $11.00 per share for fifteen (15) consecutive trading days.  Common stock subject to the put option is reported as temporary equity.  For purposes of computing diluted earnings per share, such shares are included in the calculation using the reverse treasury stock method when dilutive.  The acquisition was accounted for as a purchase.

InfoWorkSpace products provide knowledge workers a secure virtual workspace for project and team collaboration. InfoWorkSpace products are currently used primarily by government organizations, including Defense Department agencies and the Intelligence Community.

The total purchase price and related acquisition costs were recorded as follows:

(In thousands)

Equipment and improvements	$481
Prepaid software licenses	1,124
Goodwill (to be amortized over 5 years)	19,504
Other intangible assets (to be amortized over 1.5 to 3 years)	2,531
Deferred revenue	(1,125)
$22,515

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

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  This statement affects the Company’s treatment of goodwill and other intangible assets.  The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria.  Intangible assets with finite useful lives will continue to be amortized over those periods, and amortization of goodwill and intangible assets with indeterminable lives will cease.  As a result of the adoption of SFAS No. 142, certain intangible assets totaling approximately $865 thousand were reclassified as goodwill as they did not meet the requirement for classification as intangible assets under SFAS No. 142.

The Company completed the first step of the transitional goodwill impairment test in June 2002 as required by SFAS No. 142 and determined that the fair value of its sole reporting unit was less than its net assets indicating potential goodwill impairment existed.  The second step of the transitional goodwill impairment test was completed in December 2002, resulting in a write-off of all remaining goodwill.  The impairment loss recognized is included in the accompanying financial statements as a cumulative effect of a change in accounting principle. Accordingly, the Company has restated its reported 2002 interim period to effect the change in accounting.

6.     Comprehensive Loss

Total comprehensive loss consists of the following:

	Three Months Ended March 31,
(In thousands)	2003	2002

Net loss	$(122)	$(11,887)
Foreign currency translations	—	(80)
Comprehensive loss	$(122)	$(11,967)

7.              Net Loss Per Share

The Company reports earnings per share in accordance with the SFAS No. 128, “Earnings per Share.”  Diluted earnings per share includes the effect of dilutive stock options and shares subject to a put option (see Note 5) when dilutive.  Outstanding stock options at March 31, 2003 and 2002 were 2,084,077 and 3,269,337, respectively.

8.              Revenue Recognition

Revenue from product sales is recognized upon shipment. The Company’s products are generally delivered without significant post-sale obligations to the customer. If significant obligations exist, revenue recognition is deferred until the obligations are satisfied. Estimated product warranty costs are accrued at the time of sale. Revenue from sales of InfoWorkSpace software licenses is recognized ratably over the subscription period, generally one year.  Revenue from maintenance agreements is recognized ratably over the terms of the agreements, and other service revenue is recognized as the services are performed.

9.              Software Licenses

The Company’s InfoWorkSpace products incorporate software licenses, which the Company purchases from other software vendors.  Software licenses purchased from vendors are reported as inventory until the sale of the underlying InfoWorkSpace subscription license at which time they are reported as prepaid licenses and amortized over the subscription period.

10.  Income Taxes

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

At March 31, 2003, the Company has available Federal net operating loss carryforwards of approximately

$51,110,000 expiring at various dates through 2022, federal research and development credit carryforwards of approximately $2,270,000 expiring in varying amounts during the period 2018 through 2022 and state and research and development credit carryforwards of approximately $2,090,000 expiring in varying amounts during the period 2006 through 2016.

11.  July 2002 Restructuring and Cost Reduction Plan

In July 2002, the Company implemented its most recent restructuring and cost reduction plan, which consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operation of its videoconferencing product lines.  The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support.  Cost of the July 2002 restructuring was approximately $.4 million, consisting principally of severance payments to foreign service employees, which were paid by December 31, 2002.

12.    Stock Options

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148").  SFAS 148 amends Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation, ("SFAS 123").  SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

The Company has elected to continue to account for its stock based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25," "(FIN 44") and present the pro forma disclosures required by SFAS 123, as amended by SFAS 148.  Accordingly, no compensation cost is reflected in the Company's net loss and net loss per share for the quarters ended March 31, 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on the Company's net loss and net loss per common share if the Company had applied the fair-valued-based method of SFAS 123 as amended by SFAS 148 to record expense for stock option compensation.

	Three Months Ended March 31,
(In thousands)	2003	2002

Net income, as reported	$(122)	$(11,887)
Less Compensation expense for option awards determined by the fair-value-based method, net of related tax effects	(347)	(701)
Pro forma net income	$(469)	$(12,588)

Net income per common share
Basic and diluted
As reported	$(.01)	$(.87)
Pro forma	$(.03)	$(.92)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue     Revenue decreased to $2.4 million for the quarter ended March 31, 2003 from $2.7 million reported for the quarter ended March 31, 2002.  The decrease in revenue was principally related to a $346,000 decline in service revenues related to the Company’s videoconferencing products from 2002 to 2003.  Overall, a decline in sales of videoconferencing products for the quarter ended March 31, 2003 of $443,000 was more than offset by an increase in revenues related to sales of the Company’s InfoWorkSpace software products of $531,000 for the three month period ended March 31, 2003 as compared with the same period in 2002.

Revenue from international markets accounted for approximately 25% and 30% of revenue for the quarters ended March 31, 2003 and 2002, respectively.

Gross Profit  Cost of revenues includes material costs, costs of software licenses, manufacturing labor and overhead and customer support costs.  Gross profit as a percentage of revenue was 64.5% for the quarter ended March 31, 2003 as compared to 47.4% for the quarter ended March 31, 2002.  The increase in gross profit was primarily attributable to the overall reduction in manufacturing and service costs that were implemented most recently as a part of the July 2002 restructuring.

Research and Development  Research and development expenses decreased to $715,000 for the quarter ended March 31, 2003 from approximately $1.5 million for the quarter ended March 31, 2002. The decrease was primarily due to cost savings associated with the Company’s July 2002 restructuring.

Sales and Marketing  Sales and marketing expenses decreased to $400,000 for the quarter ended March 31, 2003 from approximately $1.3 million for the quarter ended March 31, 2002.  The decrease was primarily due to cost savings associated with the Company’s July 2002 restructuring.

General and Administrative  General and administrative expenses decreased to $283,000 for the quarter ended March 31, 2003, from $497,000 for the quarter ended March 31, 2002.  The decrease was primarily due to cost savings associated with the Company’s July 2002 restructuring.

Depreciation  Depreciation for the quarter ended March 31, 2003 was zero compared to $873,000 for the quarter ended March 31, 2002.  The decrease to zero is primarily the result of the Company’s July 2002 restructuring and related impairment analysis performed.

Occupancy and Other Facilities Related Expenses  Occupancy costs were $275,000 during the quarter ended March 31, 2003 as compared to $902,000 for the corresponding period in the previous year.  In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility, and in July 2002 moved to more cost-efficient headquarters office space.  Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company’s respective headquarters location in Burlington, Massachusetts and various other sales and development offices in the United States and, in 2002, the United Kingdom, Hong Kong and China.  As of March 31, 2003, apart from its headquarters office space, the Company only occupies space in Colorado and Virginia.

Interest Income  Interest income consists of interest income on cash and cash equivalents. Interest income decreased to $2,000 in the current quarter from $3,000 in the quarter ended March 31, 2002, due to lower market interest rates.

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

Other Factors Which May Affect Future Operations  There are a number of business factors which singularly or combined may affect the Company’s future operating results.  Some of them, including our liquidity, dependence on major customers, reduced demand for traditional videoconferencing products, evolving market for our real-time collaboration products, rapid technological change, competition, our successful integration of the InfoWorkSpace acquisition, protection of proprietary technology and retention of key employees have been outlined in the Company’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

The Company has incurred substantial recurring operating losses and negative cash flows, and there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins.

At March 31, 2003, the Company had cash and cash equivalents of approximately $2.6 million, and a net loss for the quarter of $122,000. The Company had a loss from operations of $15.1 million and a net loss of $18.6 million for the year ended December 31, 2002.

In connection with its acquisition of the InfoWorkSpace business unit (see Note 5 to the financial statements), the Company issued shares, which were accompanied with an option allowing General Dynamics Government Systems Corporation (the seller) to put the shares back to the Company at $10.00 per share.  In December 2002, the Company renegotiated the terms of the put agreement.  As amended and subject to certain limitations, the put agreement gives the seller the option to require the Company to repurchase a remaining balance of 290,000 shares beginning March 31, 2004 and expiring April 30, 2004.

In July 2002, the Company implemented its most recent restructuring and cost reduction plan to reduce operating costs in line with then anticipated revenues, with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations (see Note 11 to the financial statements).  The July 2002 restructuring consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operations of its videoconferencing product lines.  Costs of the July restructuring were approximately $.4 million, principally severance payments to foreign employees, which was paid by December 31, 2002.

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

On August 1, 2002, the Company entered into an agreement to sell all patents and pending applications related to its videoconferencing products.  In exchange for an up-front license fee of $1.25 million, the Company granted Tandberg Telecom AS a fully-paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company’s videoconferencing technology (the video patent portfolio).  At the same time, Tandberg loaned the Company an additional $1.25 million, which was secured by the video patent portfolio. The sale of the video patent portfolio was approved by Ezenia! shareholders on October 28, 2002, and the sale was completed on October 30, 2002.  At the closing, the Company received an additional $2.4 million and all amounts due under the $1.25 million secured loan were forgiven.  The Company retained a fully-paid, non-exclusive, non-transferable license for the Company’s use in connection with its videoconferencing and enterprise collaboration products.

The Company now estimates its cash-flow breakeven point to be approximately $3.5 million to $4.0 million in revenues per quarter.  Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

The Company’s common stock is presently listed on the Nasdaq SmallCap Market under the symbol EZEN. All companies with securities listed on the Nasdaq SmallCap Market are required to comply with certain continued listing standards, including maintaining a minimum bid price of at least $1.00 per share. The Company has been unable to meet these listing criteria. Nasdaq has provided the Company a grace period through May 12, 2003 for compliance with the bid price requirement. However, the Company does not believe that it is currently in compliance with the bid price requirements or with certain other Nasdaq SmallCap listing criteria, and therefore is at risk of having its common stock delisted at any time. There can be no assurance that the Company will be able to satisfy the minimum bid price or other continued listing criteria at any time in the future or that, if pursued, any request for continued listing would be granted by Nasdaq. In the event that the Company’s common stock is delisted, the market value and liquidity of the Company’s common stock could be materially adversely affected.

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

Item 4.       Controls and Procedures

Evaluation of disclosure controls and procedures.  Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  During such period, in connection with their audit that for the year ended December 31, 2002, Ernst & Young LLP, the Company’s then current independent auditors, advised the Company of certain matters involving internal control that they considered to be material weaknesses.  Specifically, as a result of the July 2002 restructuring and cost reduction plan, the Company terminated 55 employees (approximately 50% of its workforce), including many finance and accounting personnel.  This reduction in force had a significant negative impact on internal controls at the Company, resulting in, for example, a reduced ability to perform timely reconciliations and an inadequate segregation of duties.  In response to the observations of the Company’s auditors, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures contained certain design deficiencies that should be corrected.

Changes in internal controls.  In April 2003, the Company initiated certain enhancements to its internal controls and procedures, which it believes address the issues raised by its auditors.  In addition, the Company has also taken steps, independent of the matters raised by its auditors, to strengthen its finance and accounting management depth and improve operational efficiencies.  The Company believes that, with these changes, its controls and procedures should be effective in the future in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company’s periodic SEC filings.

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number	Description of Exhibit

99.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., Northwest Park, 154 Middlesex Turnpike, Burlington, MA 01803.

(b)                     Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.

Date: May 9, 2003	By:	/s/ Khoa D. Nguyen
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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ Khoa D. Nguyen
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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chief Financial Officer