Form 10-Q
period 2003-06-30
EZENIA INC
filed 2003-08-14
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes   ☐    No   ☒

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2003 was 13,648,630.

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

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$1,654	$2,403
Accounts receivable, less allowances of $963 at June 30, 2003 and $1,096 at December 31, 2002	1,154	1,780
Inventories	—	112
Prepaid software licenses	1,960	1,008
Prepaid expenses and other current assets	312	261
Total current assets	$5,080	$5,564

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	544	681
Accrued expenses	597	584
Income taxes	266	285
Deferred revenue	3,068	2,643
Total current liabilities	4,475	4,193

Common stock subject to put; no; 290,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	2,875	2,875

Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized, 14,294,067 issued and 13,633,630 outstanding at June 30, 2003 and December 31, 2002	139	139
Capital in excess of par value	60,666	60,666
Accumulated deficit	(60,214)	(59,448)
Treasury stock at cost 660,437 shares at June 30, 2003 and December 31, 2002	(2,861)	(2,861)
	(2,270)	(1,504)
	$5,080	$5,564

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues
Product revenue	$1,964	$2,750	$4,216	$4,914
Service revenue	101	457	249	951
	2,065	3,207	4,465	5,865

Cost of revenues
Cost of product revenue	1,071	3,779	1,830	4,922
Cost of service revenue	81	336	174	591
	1,152	4,115	2,004	5,513
Gross profit (loss)	913	(908)	2,461	352

Operating expenses
Research and development	615	1,478	1,329	3,022
Sales and marketing	159	1,441	559	2,758
General and administrative	469	726	752	1,223
Depreciation	—	808	—	1,681
Occupancy and other facilities related expenses	317	1,051	593	1,953
Impairment of long-term assets	—	2,100	—	2,100
Total operating expenses	1,560	7,604	3,233	12,737

(Loss) from operations	(647)	(8,512)	(772)	(12,385)

Interest income	3	8	6	10

(Loss) before income taxes and cumulative effect of change in accounting principle	(644)	(8,504)	(766)	(12,375)
Income taxes benefit	—	—	—	2,651
(Loss) before cumulative effect of change in accounting principle	(644)	(8,504)	(766)	(9,724)
Cumulative effect of change in accounting principle				(10,667)

Net (loss)	$(644)	$(8,504)	$(766)	$(20,391)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(0.05)	$(0.62)	$(0.06)	$(0.71)
Cumulative effect of change in accounting principle				$(0.78)
Net loss	$(0.05)	$(0.62)	$(0.06)	$(1.49)
Weighted average common shares, basic and diluted	13,663,630	13,631,880	13,663,630	13,646,547

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net loss	$(766)	$(20,391)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	—	1,723
Write-down of goodwill and long-term assets	—	12,767
Changes in operating assets and liabilities, less amounts attributable to acquisition of InfoWorkSpace:
Accounts receivable	626	321
Inventories	112	2,239
Prepaid software licenses	(952)	(642)
Prepaid expenses and other current assets	(51)	350
Accounts payable and accrued expenses	(124)	(403)
Income taxes	(19)	36
Deferred revenue	425	2,097
Net cash provided by (used for) operating activities	(749)	(1,903)

Investing activities
Acquisition of InfoWorkSpace	—	(3,100)
Net purchases of equipment and improvements	—	(100)
Other, net	—	1
Net cash provided by (used for) investing activities	—	(3,199)

Effect of exchange rate on cash and cash equivalents	—	(74)
Decrease in cash and cash equivalents	(749)	(5,176)
Cash and cash equivalents at beginning of period	2,403	5,531
Cash and cash equivalents at end of period	$1,654	$355

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

2.              Going Concern

The Company has incurred substantial recurring operating losses and negative cash flows, and at June 30, 2003, has limited cash resources. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins.

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

Operating costs were in line with the Company’s expectations for the quarter and six months ended June 30, 2003, but the Company did not achieve its revenue target during the quarter ended June 30, 2003.  The Company’s success in achieving its goal of being, at a minimum, cash-flow neutral, is largely dependent on whether it can meet its future revenue targets.

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

4.              Inventories

Inventories consist of:

(In thousands)	June 30, 2003	December 31, 2002
Raw materials and subassemblies
Software licenses
Work in process
Finished goods	—	$112
	$0	$112

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

5.            Acquisitions

In March 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace business unit of General Dynamics Electronic Systems for $17 million in cash, of which the final payment of $2 million was paid on January 4, 2002, 400,000 shares of the Company’s common stock valued, for purposes of the transaction, at $10.00 per share, and, pursuant to the terms of the purchase agreement, the payment by the Company of approximately $1 million at the closing to cover the seller’s transitional operating costs (net of revenue earned during the period) for the period between the signing of the purchase agreement and the closing of the transaction.  The acquisition was accounted for as a purchase.  The 400,000 shares issued were accompanied by an option allowing the seller to put the shares to the Company at $10.00 per share. The seller exercised the put option with respect to 110,000 shares on January 4, 2002, and the shares were reacquired at an aggregate price of $1.1 million on January 25, 2002.  The put agreement, as amended, gave the seller the option to require the Company to repurchase the balance of 290,000 shares beginning March 31, 2004 and expiring April 30, 2004, except that the put right would have also expired if at any time before then the last reported closing price of the common stock had been equal to or greater than $11.00 per share for fifteen (15) consecutive trading days.  As of December 31, 2002, and June 30, 2003, common stock subject to the put option was reported as temporary equity.  For purposes of computing diluted earnings per share, such shares were included in the calculation using the reverse treasury stock method when dilutive.

In July 2003, in connection with an amendment to a software development agreement, the seller agreed to terminate the put agreement it had with the Company.  Accordingly, in future periods, the value associated with the 290,000 shares of common stock, that are no longer subject to the put option, will be included within stockholders equity.

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
$22,515

The continued weakness in the economy and the rapidly changing and competitive environment in which the Company operates negatively impacted expected sales of InfoWorkSpace product during 2001.  During the fourth quarter of 2001, the Company determined the fair value of InfoWorkSpace product line had declined from the value at the date it was acquired.  In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluated the recoverability of its long-lived assets, including intangibles related to the InfoWorkSpace acquisition and determined that the estimated future undiscounted cash flows were below their carrying value at December 31, 2001.  Accordingly, the Company recorded an impairment charge of approximately $6,293,000 in the fourth quarter of 2001, to reflect its estimate of the impairment of goodwill associated with the acquisition of InfoWorkSpace.  The estimated fair value was based on anticipated future cash flows discounted at a rate of 18%, which the Company considered to be commensurate with the risk involved.

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

6.              Comprehensive Loss

Total comprehensive loss consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002

Net loss	$(644)	$(8,504)	$(766)	$(20,391)
Foreign currency translation	—	6	—	(74)
Comprehensive loss	$(644)	$(8,498)	$(766)	$(20,465)

7.              Net Loss Per Share

The Company reports earnings per share in accordance with the SFAS No. 128, “Earnings per Share.”  Diluted earnings per share includes the effect of dilutive stock options and shares subject to a put option (see Note 5) when dilutive.  Outstanding stock options at June 30, 2003 and 2002 were 2,003,978 and 3,340,281, respectively.

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

9.              Software Licenses

The Company’s InfoWorkSpace products incorporate software licenses, which the Company purchases from other software vendors.  Software licenses purchased from vendors are reported as prepaid expenses until the sale of the underlying InfoWorkSpace subscription license, at which time they are reported as prepaid licenses and amortized over the subscription period.

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

At June 30, 2003, the Company has available Federal net operating loss carryforwards of approximately

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

12.       Stock Options

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation, (“SFAS 123”).  SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

The Company has elected to continue to account for its stock based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25”, (“FIN 44”) and present the pro forma disclosures required by SFAS 123, as amended by SFAS 148.  Accordingly, no compensation cost is reflected in the Company’s net loss and net loss per share for the quarters ended June 30, 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on the Company’s net loss and net loss per common share if the Company had applied the fair-valued-based method of SFAS 123 as amended by SFAS 148 to record expense for stock option compensation.

	Three Months Ended June 30,
(In thousands)	2003	2002

Net income, as reported	$(644)	$(8,504)
Less Compensation expense for option awards determined by the fair-value-based method, net of related tax effects	(214)	(713)
Pro forma net income	$(858)	$(9,217)

Net income per common share
Basic and diluted
As reported	$(.05)	$(.62)
Pro forma	$(.06)	$(.68)

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter ended June 30, 2003 compared to Quarter ended June 30, 2002

Revenue   Revenue decreased to $2.1 million for the quarter ended June 30, 2003 from $3.2 million reported for the quarter ended June 30, 2002.  The decrease in revenue was principally related to a significant decline in sales of videoconferencing products and related service revenues, which accounted for revenue of approximately $211,000 for the quarter ended June 30, 2003, as compared to $1.8 million for the quarter ended June 30, 2002.  This decrease was offset by an increase this year in revenue related to sales of the Company’s InfoWorkSpace product of approximately $500,000, from $1.4 million for the quarter ended June 30, 2002, to $1.9 million for the quarter ended June 30, 2003.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 10% and 31% of revenue for the quarters ended June 30, 2003 and 2002, respectively.

Gross Profit  Cost of revenues includes material costs, costs of software licenses, manufacturing labor and overhead and customer support costs.  For the quarter ended June 30, 2002, cost of revenues also included a charge of approximately $2.3 million, representing a writedown of inventory principally used in the manufacture of videoconferencing products (see Note 2).  Gross profit as a percentage of revenue was 44.2% for the quarter ended June 30, 2003 as compared to 42.3% (excluding the inventory writedown referred to above) for the quarter ended June 30, 2002. The slight increase in gross profit was primarily attributable to the overall reduction in manufacturing and service costs related to sales of the company’s videoconferencing products that were implemented most recently as a part of the July 2002 restructuring, although this benefit was less significant this quarter, due to the decreased level of videoconferencing product revenues.

Research and Development  Research and development expenses decreased to $615,000 for the quarter ended June 30, 2003 from $1.5 million for the quarter ended June 30, 2002. The decrease was primarily due to cost savings associated with the Company’s July 2002 restructuring.

Sales and Marketing  Sales and marketing expenses decreased to $159,000 for the quarter ended June 30, 2003 from $1.4 million for the quarter ended June 30, 2002.  The decrease was primarily due to cost savings associated with the Company’s July 2002 restructuring, and lower sales commissions in the current quarter as a result of the Company not achieving its revenue target.

General and Administrative  General and administrative expenses decreased to $469,000 for the quarter ended June 30, 2003, from $726,000 for the quarter ended June 30, 2002.  The decrease was primarily due to cost savings associated with the Company’s July 2002 restructuring.

Depreciation  Depreciation for the quarter ended June 30, 2003 was zero compared to $808,000  for the quarter ended June 30, 2002.  The decrease to zero is primarily the result of the Company’s July 2002 restructuring and related impairment analysis performed.

Occupancy and Other Facilities Related Expenses  Occupancy costs were $317,000 for the quarter ended June 30, 2003 as compared to $1.1 million for the quarter ended June 30, 2002. In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility, and in July 2002 moved to more cost-efficient headquarters office space.  Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company’s respective headquarters location in Burlington, Massachusetts and various other sales and development offices in the United States and, in 2002, the United Kingdom, Hong Kong and China.  As of June 30, 2003, apart from its headquarters office space, the Company only occupies space in Colorado and Virginia.

Interest Income  Interest income consists of interest on cash and cash equivalents. Interest income decreased to $3,000 in the current quarter from $8,000 in the quarter ended June 30, 2002, due to lower market interest rates.

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

Six Months ended June 30, 2003 compared to Six Months ended June 30, 2002

Revenue   Revenue decreased to $4.5 million for the six months ended June 30, 2003, compared to $5.9 million for the six months ended June 30, 2002.  The decrease in revenue was principally related to a significant decline in sales of videoconferencing products and related service revenues, which accounted for revenue of $1.3 million for the six months ended June 30, 2003, as compared to $3.6 million for the comparable period of 2002.  This decrease was offset by an increase this year in revenue related to sales of the Company’s InfoWorkSpace product of $1.0 million, from $2.2 million for the six months ended June 30, 2002, to $3.2 million for the six months ended June 30, 2003.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 18% and 30% for the six months ended June 30, 2003 and 2002, respectively.

Gross Profit  Cost of revenues includes material costs, costs of software licenses, manufacturing labor and overhead and customer support costs.  For the six months ended June 30, 2002, cost of revenues also included a charge of approximately $2.3 million, representing a writedown of inventory principally used in the manufacture of videoconferencing products (see Note 2).  Gross profit as a percentage of revenue was 55.1% for the six months ended June 30, 2003 as compared to (excluding the inventory writedown referred to above) 44.6% for the six months ended June 30, 2002. The increase in gross profit was primarily attributable to the overall reduction in manufacturing and service costs related to sales of the company’s videoconferencing products that were implemented most recently as a part of the July 2002 restructuring.

Research and Development  Research and development expenses decreased to $1.3 million for the six months ended June 30, 2003 from $3.0 million for the six months ended June 30, 2002. The decrease was primarily due to cost savings associated with the Company’s July 2002 restructuring.

Sales and Marketing  Sales and marketing expenses decreased to $559,000 for the six months ended June 30, 2003 from $2.8 million for the six months ended June 30, 2002.  The decrease was primarily due to cost savings associated with the Company’s July 2002 restructuring.

General and Administrative  General and administrative expenses decreased to $752,000 for the six months ended June 30, 2003, from $1.2 million for the six months ended June 30, 2002.  The decrease was primarily due to cost savings associated with the Company’s July 2002 restructuring.

Depreciation  Depreciation for the six months ended June 30, 2003 was zero compared to $1.7 million for the six months ended June 30, 2002.  The decrease to zero is primarily the result of the Company’s July 2002 restructuring and related impairment analysis performed.

Occupancy and Other Facilities Related Expenses  Occupancy costs were approximately $593,000 for the six months ended June 30, 2003 as compared to $2.0 million for the comparable period of 2002.  In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility, and in July 2002 moved to more cost-efficient headquarters office space.  Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company’s respective headquarters location in Burlington, Massachusetts and various other sales and development offices in the United States and, in 2002, the United Kingdom, Hong Kong and China.  As of March 31, 2003, apart from its headquarters office space, the Company only occupies space in Colorado and Virginia.

Interest Income  Interest income consists of interest on cash and cash equivalents. Interest income decreased to $6,000 for the six months ended June 30, 2003 as compared to $10,000 for the comparable period of 2002, due to lower market interest rates.

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

At June 30, 2003, the Company had cash and cash equivalents of approximately $1.7 million, and a net loss for the quarter of $644,000. The Company had a loss from operations of $15.1 million and a net loss of $18.6 million for the year ended December 31, 2002.

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

The Company now estimates its cash-flow breakeven point to be approximately $3.5 million to $4.0 million in revenues per quarter.  Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.  Operating costs were in line with the Company’s expectations for the quarter and six months ended June 30, 2003, but the Company did not achieve its revenue target during the quarter ended June 30, 2003.  The Company’s success in achieving its goal of being, at a minimum, cash-flow neutral, is largely dependent on whether it can meet its future revenue targets

In May 2003, after failing to comply with certain continued listing standards for the Nasdaq SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, or the requirement for the company to have a minimum $2.5 million in stockholders equity, the Company received a delisting notification from Nasdaq.  The Company exercised its right for an appeal of this determination to a Nasdaq Listing Qualifications Panel.  The appeal hearing was held in July 2003, and in August 2003 the Panel determined to delist the Company’s securities from The Nasdaq Stock Market effective with the open of business on Tuesday, August 12, 2003. As of that date, the Company’s common stock has been quoted on the OTC Bulletin Board.  The market value and liquidity of the Company’s common stock, as well as the Company’s ability to raise additional capital, could be materially adversely affected by this recent delisting decision.

In August 2003, the Company announced that it had initiated legal proceedings against Datacraft Mexico, S.A. de CV (“Datacraft”), in an attempt to recover approximately $255,000 that is due to the Company with respect to Datacraft’s purchase of videoconferencing equipment that was resold to one of Datacraft’s customers in Mexico, and approximately $25,000 related to consignment equipment never returned to the Company.  The Company is seeking recovery of the total $280,000 withheld by Datacraft, plus unspecified damages.  The Company’s second quarter 2003 operating results were heavily dependent on Datacraft fulfilling its payment obligation to the Company for the videoconferencing equipment order, and the impact of not receiving this payment on the reported second quarter 2003 revenue, ending cash balance, and reported net loss (to the extent of the Company’s gross profit on this transaction), was severe.  Given the acute liquidity and capital resource constraints the Company is facing, management has concluded there is no better option but to move forward with this proceeding, although the economic and management resource time to pursue this initiative may also be significant.

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

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures.  Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Earlier in the year, in connection with their audit that for the year ended December 31, 2002, Ernst & Young LLP, the Company’s then current independent auditors, advised the Company of certain matters involving internal control that they considered to be material weaknesses.  Specifically, as a result of the July 2002 restructuring and cost reduction plan, the Company terminated 55 employees (approximately 50% of its workforce), including many finance and accounting personnel.  This reduction in force had a significant negative impact on internal controls at the Company, resulting in, for example, a reduced ability to perform timely reconciliations and an inadequate segregation of duties.  In response to the observations of the Company’s auditors, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures contained certain design deficiencies that should be corrected.

Changes in internal controls.  In April 2003, the Company initiated certain enhancements to its internal controls and procedures, which it believes address the issues raised by its auditors.  In addition, the Company has also completed certain steps, independent of the matters raised by its auditors, to strengthen its finance and accounting management depth and improve operational efficiencies.  The Company believes that, with these changes, its controls and procedures should be effective in the future in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in the Company’s periodic SEC filings.

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

On May 29, 2003, at the Company’s 2003 Annual Meeting of Stockholders, the Company’s stockholders met to consider and vote upon a proposal to elect Khoa D. Nguyen as a Class II Director to hold office for a three-year term and until his respective successor has been duly elected and qualified. Results with respect to the voting on the proposal were as follows:

Votes For	11,902,762
Withheld	477,526

The terms of office of John A. McMullen, Kevin P. Hegarty, Robert N. McFarland and S. Steven Karalekas, the remaining members of the Board of Directors of the Company, continued after the meeting.

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number	Description of Exhibit

31.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
31.2	Certificate of Khoa D. Nguyen, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certificate of Khoa D. Nguyen, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., Northwest Park, 154 Middlesex Turnpike, Burlington, MA 01803.

(b)                     Reports on Form 8-K

A Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on April 2, 2003, reporting the Company’s financial results for the quarter ended March 31, 2003.

A Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on May 7, 2003, reporting a change in its auditors and the nomination of three individuals as new members to its Board of Directors.

A Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on May 15, 2003, reporting the Company’s receipt of a Nasdaq Staff Determination notification indicating that the Company’s common stock would be delisted from the Nasdaq SmallCap Market at the opening of business on May 22, 2003, unless the Company requested a hearing by May 20, 2003 to appeal the delisting determination.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.

Date: August 14, 2003	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer, Authorized Officer)