Form 10-Q
period 2003-09-30
EZENIA INC
filed 2003-11-14
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2003 was 13,675,380.

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

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$964	$2,403
Accounts receivable, less allowances of $842 at September 30, 2003 and $1,096 at December 31, 2002	688	1,780
Inventories	—	112
Prepaid software licenses	1,256	1,008
Prepaid expenses and other current assets	310	261
Total current assets	$3,218	$5,564

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	265	681
Accrued expenses	448	584
Income taxes	263	285
Deferred revenue	2,252	2,643
Total current liabilities	3,228	4,193

Common stock subject to put; no shares issued or outstanding at September 30, 2003; 290,000 shares issued and outstanding at December 31, 2002	—	2,875

Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 14,310,817 issued and 13,650,380 outstanding at September 30, 2003; 14,294,067 issued and 13,633,630 outstanding December 31, 2002	139	139
Capital in excess of par value	63,545	60,666
Accumulated deficit	(60,833)	(59,448)
Treasury stock at cost 660,437 shares at September 30, 2003 and December 31, 2002	(2,861)	(2,861)
	(10)	(1,504)
	$3,218	$5,564

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues
Product revenue	$1,496	$2,273	$5,712	$7,187
Service revenue	106	377	355	1,328
	1,602	2,650	6,067	8,515

Cost of revenues
Cost of product revenue	925	1,186	2,756	6,108
Cost of service revenue	79	182	252	773
	1,004	1,368	3,008	6,881
Gross profit	598	1,282	3,059	1,634

Operating expenses
Research and development	346	971	1,676	3,993
Sales and marketing	207	882	766	3,640
General and administrative	367	541	1,119	1,764
Depreciation and amortization	—	502	—	2,183
Occupancy and other facilities related expenses	297	598	889	2,551
Impairment of long-term assets	—	—		2,100
Total operating expenses	1,217	3,494	4,450	16,231

(Loss) from operations	(619)	(2,212)	(1,391)	(14,597)

Other income (expense)
Interest income (expense)	—	(14)	6	(4)
Gain on sale of patents	—	1,250	—	1,250

(Loss) before income taxes and cumulative effect of change in accounting principle	(619)	(976)	(1,385)	(13,351)
Income taxes (benefit)	—	—	—	(2,651)
(Loss) before cumulative effect of change in accounting principle	(619)	(976)	(1,385)	(10,700)
Cumulative effect of change in accounting principle	—	—	—	(10,667)

Net (loss)	$(619)	$(976)	$(1,385)	$(21,367)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle	$(0.05)	$(0.07)	$(0.10)	$(0.78)
Cumulative effect of change in accounting principle	—	—	—	$(0.78)
Net loss	$(0.05)	$(0.07)	$(0.10)	$(1.57)
Weighted average common shares, basic and diluted	13,650,380	13,631,880	13,639,295	13,641,622

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(1,385)	$(21,367)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	—	2,171
Write-down of goodwill and long-term assets	—	12,767
Changes in operating assets and liabilities, less amounts attributable to acquisition of InfoWorkSpace:
Accounts receivable	1,091	1,107
Inventories	112	1,960
Prepaid software licenses	(247)	(277)
Prepaid expenses and other current assets	(48)	253
Accounts payable and accrued expenses	(551)	(198)
Income taxes	(21)	39
Deferred revenue	(390)	643
Net cash provided by (used for) operating activities	(1,439)	(2,902)

Investing activities
Acquisition of InfoWorkSpace	—	(3,100)
Net purchases of equipment and improvements	—	(100)
Other, net	—	1
Net cash provided by (used for) investing activities	—	(3,199)

Financing activities
Proceeds from issuance of note payable	—	1,250

Effect of exchange rate on cash and cash equivalents	—	(8)
Decrease in cash and cash equivalents	(1,439)	(4,859)
Cash and cash equivalents at beginning of period	2,403	5,531
Cash and cash equivalents at end of period	$964	$672

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

2.      Going Concern

The Company has incurred substantial recurring operating losses and negative cash flows, and at September 30, 2003, has limited cash resources. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins.

In July 2002, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues, with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations (see Note 11).  The July 2002 restructuring consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operations of its videoconferencing product lines.  (Revenues from videoconferencing products and services were $6.7 million and $13.3 million for the years ended December 31, 2002 and 2001, respectively.)  Costs of the July 2002 restructuring were approximately $.4 million, principally severance payments to foreign employees, which were paid by December 31, 2002.  The Company also recorded a loss on liquidation of the foreign subsidiaries of approximately $.6 million relating to the closure of the foreign sales operations.

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

Since the July 2002 restructuring, the Company has made efforts to implement additional cost saving measures, such as the use of consultants and temporary resources in place of full time employees who have left the Company since that time, or in some cases choosing to not replace departing employees at all, but rather transferring their responsibilities to other employees who have remained with the Company.  Because of these continued cost saving initiatives, the Company estimates its current cash-flow breakeven point to be approximately $3.0 million to $3.5 million in revenues per quarter.  Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

Operating costs were in line with the Company’s expectations for the quarter and nine months ended September 30, 2003.  The Company did not achieve its new order bookings target for InfoWorkSpace products during the quarter ended June 30, 2003, although it did achieve its target during the quarter ended September 30, 2003.  Order bookings, that are purchase orders placed by customers, are properly not recorded as revenue and will not be recognized as revenue until all requirements of that order are satisfied.  The Company’s success in achieving its goal of being, at a minimum, cash-flow neutral, is largely dependent on whether it can meet its future new order bookings and related revenue targets.

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

4.      Inventories

Inventories consist of:

(In thousands)	September 30, 2003	December 31, 2002

Finished goods	—	$112
	$0	$112

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

5.      Acquisitions

In March 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace business unit of General Dynamics Electronic Systems for $17 million in cash, of which the final payment of $2 million was paid on January 4, 2002, 400,000 shares of the Company’s common stock valued, for purposes of the transaction, at $10.00 per share, and, pursuant to the terms of the purchase agreement, the payment by the Company of approximately $1 million at the closing to cover the seller’s transitional operating costs (net of revenue earned during the period) for the period between the signing of the purchase agreement and the closing of the transaction.  The acquisition was accounted for as a purchase.  The 400,000 shares issued were accompanied by an option allowing the seller to put the shares to the Company at $10.00 per share. The seller exercised the put option with respect to 110,000 shares on January 4, 2002, and the shares were reacquired at an aggregate price of $1.1 million on January 25, 2002.  The put agreement, as amended, gave the seller the option to require the Company to repurchase the balance of 290,000 shares beginning March 31, 2004 and expiring April 30, 2004, except that the put right would have also expired if at any time before then the last reported closing price of the common stock had been equal to or greater than $11.00 per share for fifteen (15) consecutive trading days.  As of December 31, 2002, common stock subject to the put option was reported as temporary equity.  For purposes of computing diluted earnings per share, such shares were included in the calculation using the reverse treasury stock method when dilutive.

In July 2003, in connection with an amendment to a software development agreement, the seller agreed to terminate the put agreement it had with the Company.  Accordingly, as of September 30, 2003 and in future periods, the value associated with the 290,000 shares of common stock, that are no longer subject to the put option, has been and will continue to be included within stockholders equity.

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

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  This statement affects the Company’s treatment of goodwill and other intangible assets.  The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria.  Intangible assets with finite useful lives will continue to be amortized over those periods, and amortization of goodwill and intangible assets with indeterminable lives will cease.  As a result of the adoption of SFAS No. 142, certain intangible assets totaling approximately $865,000 were reclassified as goodwill as they did not meet the requirement for classification as intangible assets under SFAS No. 142.

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

6.              Comprehensive Loss

Total comprehensive loss consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002

Net loss	$(619)	$(976)	$(1,385)	$(21,367)
Foreign currency translation	—	66	—	(8)
Comprehensive loss	$(619)	$(910)	$(1,385)	$(21,375)

7.              Net Loss Per Share

The Company reports earnings per share in accordance with the SFAS No. 128, “Earnings per Share.”  Diluted earnings per share includes the effect of dilutive stock options and shares subject to a put option (see Note 5) when dilutive.  Outstanding stock options at September 30, 2003 and 2002 were 1,977,952 and 2,415,265, respectively.

8.              Revenue Recognition

Revenue from product sales is recognized upon shipment. The Company’s products are generally delivered without significant post-sale obligations to the customer. If significant obligations exist, revenue recognition is deferred until the obligations are satisfied. Estimated product warranty costs are accrued at the time of sale. The Company also has contract type arrangements containing acceptance clauses.  Due to the significance of the acceptance clauses, labor costs relating to these contracts are expensed as incurred.  Revenue from sales of InfoWorkSpace software licenses is recognized ratably over the subscription period, generally one year.  Revenue from maintenance agreements is recognized ratably over the terms of the agreements, and other service revenue is recognized as the services are performed.

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

The Company has available Federal net operating loss carryforwards of approximately $50,095,000 expiring at various dates through 2022, federal research and development credit carryforwards of approximately $2,270,000 expiring in varying amounts during the period 2018 through 2022 and state and research and development credit carryforwards of approximately $2,090,000 expiring in varying amounts during the period 2006 through 2016.

11.    July 2002 Restructuring and Cost Reduction Plan

In July 2002, the Company implemented a restructuring and cost reduction plan, which consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operation of its videoconferencing product lines.  The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support.  Cost of the July 2002 restructuring was approximately $.4 million, consisting principally of severance payments to foreign service employees, which were paid by December 31, 2002.

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

The Company has elected to continue to account for its stock based compensation in accordance with the provisions of APB 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25”, (“FIN 44”) and present the pro forma disclosures required by SFAS 123, as amended by SFAS 148.  Accordingly, no compensation cost is reflected in the Company’s net loss and net loss per share for the quarters and nine months ended September 30, 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on the Company’s net loss and net loss per common share if the Company had applied the fair-valued-based method of SFAS 123 as amended by SFAS 148 to record expense for stock option compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002

Net loss, as reported	$(619)	$(976)	$(1,385)	$(21,367)
Less Compensation expense for option awards determined by the fair-value-based method, net of related tax effects	$(158)	$(314)	$(716)	$(1,729)
Pro forma net loss	$(777)	$(1,290)	$(2,101)	$(23,096)

Net loss per common share
Basic and diluted
As reported	$(0.05)	$(0.07)	$(0.10)	$(1.57)
Pro forma	$(0.06)	$(0.09)	$(0.15)	$(1.69)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter ended September 30, 2003 compared to Quarter ended September 30, 2002

Revenue  Revenue decreased to $1.6 million for the quarter ended September 30, 2003 from $2.7 million reported for the quarter ended September 30, 2002.  The decrease in revenue was principally related to a significant decline in sales of videoconferencing products and related service revenues, which accounted for revenue of approximately $200,000 for the quarter ended September 30, 2003, as compared to $1.3 million for the quarter ended September 30, 2002.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 13% and 20% of revenue for the quarters ended September 30, 2003 and 2002, respectively.

Gross Profit  Cost of revenues includes material costs, costs of software licenses, manufacturing labor and overhead and customer support costs.  Gross profit as a percentage of revenue was 37.3% for the quarter ended September 30, 2003 as compared to 48.4% for the quarter ended September 30, 2002. The decrease in gross profit was primarily attributable to fixed costs of revenues which made up a larger percentage of the significantly lower revenues recognized for the quarter ended September 30, 2003, as compared with the prior year.

Research and Development  Research and development expenses decreased to $346,000 for the quarter ended September 30, 2003 from $971,000 for the quarter ended September 30, 2002. The decrease was primarily due to cost savings initiatives the company has undertaken in 2003 to better align its cost structure with its revenues.

Sales and Marketing  Sales and marketing expenses decreased to $207,000 for the quarter ended September 30, 2003 from $882,000 for the quarter ended September 30, 2002.  The decrease was primarily due to cost savings initiatives the company has undertaken in 2003 to better align its cost structure with its revenues.

General and Administrative  General and administrative expenses decreased to $367,000 for the quarter ended September 30, 2003, from $541,000 for the quarter ended September 30, 2002.  The decrease was primarily due to cost savings initiatives the company has undertaken in 2003 to better align its cost structure with its revenues.

Depreciation  Depreciation for the quarter ended September 30, 2003 was zero compared to $502,000 for the quarter ended September 30, 2002.  The decrease to zero is the result of the Company’s  impairment analysis performed at the end of 2002 in accordance with SFAS 142.

Occupancy and Other Facilities Related Expenses  Occupancy costs were $297,000 for the quarter ended September 30, 2003 as compared to $598,000 for the quarter ended September 30, 2002.  In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility, and in July 2002 moved to more cost-efficient headquarters office space.  Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company’s respective headquarters locations in Burlington, Massachusetts, and two other sales and development offices in the United States, in Colorado and Virginia.

Interest Income (Expense), net  Interest income (expense), net consists of interest earned on cash and cash equivalents. Interest income was essentially $0 in the current quarter, due to minimal market interest rates and low average on-hand cash balances, as compared with net interest expense of approximately $14,000 in the quarter ended September 30, 2002.  For the quarter ended September 30, 2002, interest income earned on cash and cash equivalents was offset by interest expense incurred on a secured loan entered into in August 2002 for $1.3 million, taken on as a part of an agreement to sell certain patents related to its videoconferencing products (see Note 2).  The sale of the patents was completed in October 2002, and as a part of the transaction, all amounts due under the secured loan were forgiven.

Nine Months ended September 30, 2003 compared to Nine Months ended September 30, 2002

Revenue   Revenue decreased to $6.1 million for the nine months ended September 30, 2003, compared to $8.5 million for the nine months ended September 30, 2002.  The decrease in revenue was principally related to a significant decline in sales of videoconferencing products and related service revenues, which accounted for revenue of $1.5 million for the nine months ended September 30, 2003, as compared to $5.0 million for the comparable period of 2002.  This decrease was partially offset by an increase this year in revenue related to sales of the Company’s InfoWorkSpace product of approximately $1.1 million, from $3.5 million for the nine months ended September 30, 2002, to $4.6 million for the nine months ended September 30, 2003.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 25% and 27% for the nine months ended September 30, 2003 and 2002, respectively.

Gross Profit  Cost of revenues includes material costs, costs of software licenses, manufacturing labor and overhead and customer support costs.  For the nine months ended September 30, 2002, cost of revenues also included a charge of approximately $2.3 million, representing a writedown of inventory principally used in the manufacture of videoconferencing products (see Note 2).  Gross profit as a percentage of revenue was 50.4% for the nine months ended September 30, 2003 as compared to (excluding the inventory writedown referred to above) 46.2% for the nine months ended September 30, 2002. The increase in gross profit was primarily attributable to the overall reduction in manufacturing and service costs related to sales of the company’s videoconferencing products that were implemented most recently as a part of the July 2002 restructuring.

Research and Development  Research and development expenses decreased to $1.7 million for the nine months ended September 30, 2003 from $4.0 million for the nine months ended September 30, 2002. The decrease was primarily due to cost savings initiatives the company has undertaken in 2003 to better align its cost structure with its revenues, including most significantly those associated with the Company’s July 2002 restructuring.

Sales and Marketing  Sales and marketing expenses decreased to $766,000 for the nine months ended September 30, 2003 from $3.6 million for the nine months ended September 30, 2002.  The decrease was primarily due to cost savings initiatives the company has undertaken in 2003 to better align its cost structure with its revenues, including most significantly those associated with the Company’s July 2002 restructuring.

General and Administrative  General and administrative expenses decreased to $1.1 million for the nine months ended September 30, 2003, from $1.8 million for the nine months ended September 30, 2002.  The decrease was primarily due to cost savings initiatives the company has undertaken in 2003 to better align its cost structure with its revenues, including most significantly those associated with the Company’s July 2002 restructuring.

Depreciation  Depreciation for the nine months ended September 30, 2003 was zero compared to $2.2 million for the nine months ended September 30, 2002.  The decrease to zero is the result of the Company’s July 2002 restructuring and related impairment analysis performed at the end of 2002 in accordance with SFAS 142.

Occupancy and Other Facilities Related Expenses  Occupancy costs were approximately $890,000 for the nine months ended September 30, 2003 as compared to $2.6 million for the comparable period of 2002.  In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility, and in July 2002 moved to more cost-efficient headquarters office space.  Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company’s respective headquarters location in Burlington, Massachusetts and various other sales and development offices in the United States and, in 2002, the United Kingdom, Hong Kong and China.  As of September 30, 2003, apart from its headquarters office space, the Company only occupies space in Colorado and Virginia.

Interest Income (Expense), net  Interest income (expense), net consists of interest earned on cash and cash equivalents. Interest income was approximately $6,000 for the nine months ended September 30, 2003 as compared to net interest expense of approximately $4,000 for the comparable period of 2002.  For the nine months ended September 30, 2002, interest income earned on cash and cash equivalents was offset by interest expense incurred on a secured loan entered into in August 2002 for $1.3 million, taken on as a part of an agreement to sell certain patents related to its videoconferencing products (see Note 2).  The sale of the patents was completed in October 2002, and as a part of the transaction, all amounts due under the secured loan were forgiven.

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

At September 30, 2003, the Company had cash and cash equivalents of approximately $964,000, and a net loss for the quarter of approximately $619,000. The Company had a loss from operations of $15.1 million and a net loss of $18.6 million for the year ended December 31, 2002.

In July 2002, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with then anticipated revenues, with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations (see Note 11 to the financial statements).  The July 2002 restructuring consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operations of its videoconferencing product lines.  Costs of the July restructuring were approximately $.4 million, principally severance payments to foreign employees, which was paid by December 31, 2002.

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

Since the July 2002 restructuring, the Company has made efforts to implement additional cost saving measures, such as the use of consultants and temporary resources in place of full time employees who have left the Company since that time, or in some cases choosing to not replace departing employees at all, but rather transferring their responsibilities to other employees who have remained with the Company.  Because of these continued cost savings initiatives, the Company estimates its current cash-flow breakeven point to be approximately $3.0 million to $3.5 million in revenues per quarter.  Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

Operating costs were in line with the Company’s expectations for the quarter and nine months ended September 30, 2003.  The Company did not achieve its new order bookings target for InfoWorkSpace products during the quarter ended June 30, 2003, although it did achieve its target during the quarter ended September 30, 2003.  Order bookings, that are purchase orders placed by customers, are properly not recorded as revenue and will not be recognized as revenue until all requirements of that order are satisfied.  The Company’s success in achieving its goal of being, at a minimum, cash-flow neutral, is largely dependent on whether it can meet its future order bookings and related revenue targets

In May 2003, after failing to comply with certain continued listing standards for the Nasdaq SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, or the requirement for the company to have a minimum $2.5 million in stockholders equity, the Company received a delisting notification from Nasdaq.  After exercising its right for an appeal of this determination to a Nasdaq Listing Qualifications Panel, the Panel determined to delist the Company’s securities from The Nasdaq Stock Market in August 2003. Since then, the Company’s common stock has been quoted on the OTC Bulletin Board.  The market value and liquidity of the Company’s common stock, as well as the Company’s ability to raise additional capital, has been and may continue to be materially adversely affected by this recent delisting decision.

In August 2003, the Company announced that it had initiated legal proceedings against Datacraft Mexico, S.A. de CV (“Datacraft”), in an attempt to recover approximately $255,000 that is due to the Company with respect to Datacraft’s purchase of videoconferencing equipment that was resold to one of Datacraft’s customers in Mexico, and approximately $25,000 related to consignment equipment never returned to the Company.  The Company is seeking recovery of the total $280,000 withheld by Datacraft, plus unspecified damages.  Since that time, the Company has taken appropriate steps to affect service of process on Datacraft pursuant to the Inter-American Convention on Letters Rogatory, to which both the U.S. and Mexico are parties, requesting appropriate diplomatic channels for their assistance in affecting service of process.  The Company has been advised that it could take 6 to 12 months before the Company can even serve process upon Datacraft under this Convention.  The Company’s 2003 operating results were heavily dependent on Datacraft fulfilling its payment obligation to the Company for the videoconferencing equipment order, and the impact of not receiving this payment was severe.  Given the acute liquidity and capital resource constraints the Company is facing, management concluded there was no better option but to move forward with this proceeding, although the economic and management resource time to pursue this initiative may also be significant.

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

Item 4.       Controls and Procedures

Evaluation of disclosure controls and procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Earlier in the year, in connection with their audit for the year ended December 31, 2002, Ernst & Young LLP, the Company’s then current independent auditors, advised the Company of certain matters involving internal control that they considered to be material weaknesses.  Specifically, as a result of the July 2002 restructuring and cost reduction plan, the Company terminated 55 employees (approximately 50% of its workforce), including many finance and accounting personnel.  This reduction in force had a significant negative impact on internal controls at the Company, resulting in, for example, a reduced ability to perform timely reconciliations and an inadequate segregation of duties.  In response to the observations of the Company’s auditors, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures contained certain design deficiencies that should be corrected.

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

The Company is committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of the Company’s disclosure and internal controls and procedures. The Company’s management, including its President, Chief Executive Officer, and Chief Financial Officer, does not expect that the Company’s controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

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

(b)         Reports on Form 8-K

A Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on July 17, 2003, reporting the cancellation of the Company’s $2.9 million stock repurchase obligation with General Dynamics.

A Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on August 14, 2003, reporting the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.

Date: November 14, 2003	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer, Authorized Officer)