Form 10-K
period 2003-12-31
EZENIA INC
filed 2004-03-30
CIK 943894

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

Commission File Number 0-25882

EZENIA! INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3114212 (IRS Employer Identification No.)

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

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $9,359,468 (computed by reference to the price at which the Registrant's common stock was last sold on the NASDAQ SmallCap Market on June 30, 2003).

        The number of shares outstanding of the Registrant's common stock as of March 16, 2004 was 14,120,980.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held May 26, 2004 are incorporated by reference into Part III hereof. With the exception of the portion of such Proxy Statement that is expressly incorporated herein, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

Ezenia! Inc.
2003 Form 10-K Annual Report
Table of Contents

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

PART I

ITEM 1. BUSINESS

        Founded in 1991, Ezenia! Inc. develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users. The Company's products allow individuals and groups that are geographically distant from each other to interact and share information in a natural, spontaneous way—voice-to-voice, face-to-face, flexibly and in real-time. Using our products, disparately located individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly. The Company's products enable seamless connectivity across a wide range of networks including local area networks (LANs), intranets, the Internet, ISDN, ATM and frame relay.

        In the opinion of Company management Ezenia! offers one of the most comprehensive sets of collaborative products available. For example, Ezenia!'s IP-based InfoWorkSpace software product, and its legacy ISDN videoconferencing products, enable voice communication, instant messaging, white boarding, videoconferencing, and virtual workspaces. Furthermore, because Ezenia!'s products include both software only solutions and configurable hardware solutions, in contrast to products offered by its competitors, Ezenia!'s products can be deployed easily at small sites or in locations with a large number of users.

        Ezenia! has historically sold its products worldwide through leading resellers, integrators and marketers of collaboration, videoconferencing and networking solutions. Currently, Ezenia! primarily sells directly to providers of conferencing services, and end-users of collaboration products.

Industry Background

Multimedia Collaboration

        The current market for interactive collaboration has evolved from the earlier videoconferencing sector. In the late 1980s, the videoconferencing market was fragmented, with each vendor providing a proprietary solution. This market was limited by the lack of interoperability among the various products available. If one company had a product from vendor A, it would be unable to communicate with a company that had a videoconferencing product from vendor B.

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

        In May 1996, an important expansion of conferencing standards was realized with the introduction of the H.323 standard governing real-time collaboration over IP (Internet Protocol) networks, including LANs, corporate intranets and the Internet. Enabling conferencing over traditional business networks provides a foundation for the adoption of this application as a mainstream business tool. The majority of endpoint vendors who market H.320 compliant products have introduced H.323 compliant endpoints as well.

        Through the 1990s the videoconferencing industry experienced moderate growth, but the size of the total market was limited by difficult access to ISDN and expensive videoconferencing hardware. Beyond the technical difficulties, users felt that videoconferencing was limited, and that a more complete solution was needed. As organizations became more decentralized and dispersed, users sought solutions that would allow them to do more than simply talk and see other users online. For the past several years, the Company has followed this market shift away from videoconferencing products, and towards real-time enterprise collaboration products. Real-time collaboration takes the best elements of videoconferencing and joins them with the ubiquity and ease-of-use of the Internet. Where videoconferencing requires expensive hardware and focuses on quality video, real-time collaboration uses video when necessary, but goes beyond it by offering a more complete solution, enabling teams to work more effectively from disperse locations. Real-time solutions often bring video and audio conferencing to the desktop, and can include such other features as integrating data conferencing, white boarding, instant messaging and virtual meeting spaces.

        The use and growth of real-time collaborative technologies within commercial or governmental enterprises, while still in its infancy, is beginning to accelerate. In the opinion of Company management, the investment in information and collaborative technologies helps customers flatten their organizations and improve enterprise wide communication. The goal today is not to provide access to legacy data stored on a server, but to find ways to enable knowledge workers to collaborate and share their expertise. Collaborative technologies are about creating value through better human interaction, not just better information. Businesses and governmental organizations today need solutions that make it easier for people to work together, to share information and expertise across the building, country or around the world.

The Ezenia! Solution

        Ezenia! was founded in 1991 to develop a new generation of solutions designed for the multimedia collaboration market. The Ezenia! product line is built on an industry standard hardware and software platform that combines a powerful set of real-time collaboration applications with management tools and network connectivity features that aim to address the requirements of today's customers. The Company believes its tools are positioned to meet emerging requirements. Ezenia! competes in two key markets:

        Enterprise Collaboration—Ezenia! solutions are being used across the world to allow teams to work together more effectively from dispersed locations. With the Company's products, individuals and teams can collaborate face-to-face, voice-to-voice, while sharing data such as a presentation or spreadsheet.

        Conferencing—The Company provides legacy products that allow users of traditional videoconferencing equipment to hold large multi-location meetings as well as enabling them to bridge and connect the world of ISDN conferencing with IP-based users.

Products

        The Company's technology manages audio, video and data when more than two sites participate in a collaborative conference and also allows for point-to-point instant messaging between two or more participants. In the past, solutions have been available to connect people on a point-to-point basis. Today, an increasing number of users are finding group collaboration and group chat to be an even more effective way of communicating. The Company believes group capabilities are one of the key requirements for the long-term growth of the real-time collaboration market.

        Ezenia!'s expertise is in developing products that deliver highly secure and flexible support for video, audio and data collaboration across a wide range of platforms. The Company's products have been designed within a scaleable, modular architecture to allow the customer to add capacity, processing power and conferencing features as the customer's network and application requirements grow. Using a common set of hardware and software building blocks, customers can choose from a wide range of product configurations that differ in capacity, price, network connectivity and features, all of which share the same operating software user interface. Products may be configured for use in customer premises environments or may be configured with specialized packaging for use in a telephone carrier's central office setting. The Company believes a key differentiator for their products are the robust security features they provide, allowing them to be installed in the some of the highest clearance and security sites in the market.

        In addition to its InfoWorkSpace software product, Ezenia! continues to offer its legacy hardware solutions to customers using IP networks, with their Encounter server products, or customers using dedicated or circuit switched networks, under their Series 2000 product line.

        InfoWorkSpace—Ezenia!'s collaborative software solution allows dispersed workers to interact in a secure virtual workspace for team collaboration. Easily accessible through a Web browser or application client, users meet in virtual buildings and rooms via the Internet. In these virtual workspaces, they communicate in real-time using powerful capabilities.

        Instant messaging, white boarding, screen sharing and text chat are among the wide array of collaboration tools. The ability to discuss projects, share information and allow remote users to modify documents can significantly improve team communication and accelerate the decision-making process.

        Users can instantly contact partners in their organization using our on-line or off-line messaging options and bring them into the environment for real-time collaboration.

        Encounter—The legacy Encounter family includes the Encounter 3000 NetServer, the Encounter 1000 NetServer and the Encounter 3000 NetGate. The Encounter NetServer enables users on IP networks—corporate LANs or intranets—to create and participate in group, multimedia conferences. The Encounter NetGate enables multimedia conferencing between ISDN and IP endpoints.

        Series 2000—The legacy Series 2000 family of servers provide the optimal solution for companies looking to deliver multimedia conferencing over dedicated or circuit switched networks. These legacy servers include network interface modules that support all major types of connectivity, including Primary Rate ISDN, Basic Rate ISDN and ATM and E1 and T1 access. The Company's solutions also support large hybrid networks, such as T1, E1, BRI, V.35/RS-499, ATM and Frame Relay. Ezenia!'s open-system architecture interoperates with any endpoint based on the H.320 standard and any circuit-based digital network or mix of networks.

InfoWorkSpace

        InfoWorkSpace is a suite of Web-enabled collaboration and conferencing applications that help an organization build an online community and structure its knowledge management enterprise. The suite is a Web-based package of collaborative solutions that facilitate communication, data conferencing and knowledge management among dispersed members of any workgroup. InfoWorkSpace has been named the collaborative software standard for the U.S. Air Force and U.S. Army command and control systems, as well as many of the U.S. intelligence agencies.

        InfoWorkSpace applications are written in Java, accessed via a Web browser or Java Client, and include instant messaging (IM), chat, IP audio, Web video, application sharing, application casting, desktop conferencing, virtual meetings and Web presentations. The product extends the capabilities and security aspects of Microsoft® Office Live Meeting, an online collaboration and Web conferencing service empowering knowledge workers to conduct real-time presentations and meetings over the Internet. InfoWorkSpace Version 2.5 is the latest generation of this technology, instituting the lessons learned in global deployments and during major exercises for the Department of Defense and National Intelligence Community. This current version provides increased functionality, has a redesigned user interface and provides a more modular and adaptable product for integration with distinct customer systems and software. In 2003, InfoWorkSpace Version 2.5 was deemed to be fully compliant with the interoperability requirements of the Joint Interoperability Test Command (JITC) and the Defense Information System Agency (DISA), and was thus certified for joint use within the US Department of Defense (DoD).

        To set up and maintain a virtual work place environment, a dedicated InfoWorkSpace server is inserted in the existing operation. Its purpose is not to replace the function of the current operating systems and applications, but to enhance them. This additional equipment is set up for the primary purpose of managing and protecting the virtual work space, the organization's documents and for controlling access. The server needs to be powerful enough to meet the demanding needs of a growing, active organization. Currently, InfoWorkSpace client software is available for Windows 98/NT/2000/XP and Sun Solaris 2.6—Solaris 9 platforms.

        InfoWorkSpace comes pre-configured with the following modular components—database server, Web server, optional internal Lightweight Directory Access Protocol (LDAP) server and a real-time messaging server. These components form the software architecture that the InfoWorkSpace software relies upon to provide functionality to the user. For those organizations running Exchange 2000 for scheduling and email, InfoWorkSpace provides conference scheduling interfaces into the Exchange 2000/Active Directory environment. Other external LDAP servers can be supported if an organization has already invested in directory services for their enterprise.

        InfoWorkSpace has a variety of features, some of which are listed below:

  •
  Accessible via either browser (with Java 2 plug-in) or Java application client.

  •
  Integration between the LaunchPad instant messenger environment and the InfoWorkSpace meeting rooms provides a seamless collaborative experience for all users.

  •
  Firewall/Proxy Compatibility—All data can be transmitted across port 80 when necessary. Voice requires the addition of UDP port 8084.

  •
  Federated Servers—The ability of multiple servers to form one seamless collaborative enterprise with unitary login-in, federated user contact and seamless navigation.

  •
  Advanced Security—InfoWorkSpace supports the use of Secure Socket Layer (SSL) encryption (for data transmission privacy) and X.509v3 Digital Certificates (for authentication purposes).

  •
  Administration—InfoWorkSpace provides extensive administration interfaces for centralized management of the collaborative environment.

  •
  Application casting via "Shared View."

  •
  Microsoft Outlook integration and virtual session calendar (My Meetings, My Room's Meetings, etc.).

  •
  Address book with user profiles that can be searched based on user's experience and knowledge keywords.

  •
  Document management via the room file cabinet and the user's personal document briefcase.

  •
  Collaborative Tools—Whiteboard, text editor, bulletin board, discussion groups and text chat (public and private).

  •
  Audio and video (from Web cameras and H.323 conferencing clients).

  •
  Presence detection (whether the user is just using the LaunchPad instant messenger or the InfoWorkSpace meeting room).

Encounter Server Family

        The Company began shipping the first products in its Encounter family of network servers and gateways in March 1998. The legacy Encounter product family allows individuals and groups that are geographically distant from each other to interact in a natural, spontaneous way—voice-to-voice, face-to-face, flexibly and in real-time. The Encounter family is being used by enterprise customers and distance learning facilities across the world.

        The Encounter product line includes:

  •
  Encounter 3000 NetServer: Real-time collaboration server designed to support the large enterprise and service provider customers.

  •
  Encounter 3000 NetGate: Gateway solution that allows traditional videoconferencing systems to participate in IP-based collaboration sessions.

Encounter 3000 NetServer

        The Encounter 3000 NetServer is designed to allow groups of users to come together online. The product allows users to interact in a natural, spontaneous way—voice-to-voice and face-to-face.

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

        The Encounter 3000 NetServer is available in two chassis versions, the workgroup and enterprise chassis. The only difference between the chassis types is the physical size and number of slots within the chassis. All multimedia processing is handled by the Multimedia Processing Unit (MPU2) that is common to both chassis. These MPUs are PCI-based boards that leverage Digital Signal Processors (DSPs) to ensure a high level of audio quality.

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

        Encounter 3000 NetServer provides a simple-to-use, Web-based interface, eCMS that allows users to schedule and manage conferences. The Encounter eCMS application also supports scheduling of public conferences. These provide a conferencing space for users to join on a first-come-first-served basis. eCMS supports the creation and scheduling of publicly listed conferences in which the user need only specify the maximum number of H.323 users and maximum number of POTS (plain old telephone system) users. No specific user information needs to be entered unless desired by the conference administrator. This significantly reduces the burden on conference administrators for meetings, which do not require a list of participants.

        The Encounter 3000 NetServer also includes the Encounter Gatekeeper software, which provides the administrator a highly configurable means for managing access and bandwidth utilization policies for the system IP conferencing environment. The Encounter Gatekeeper is a software application, which can run on the Encounter 3000 NetServer or on a separate Microsoft Windows NT or 2000 Server.

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

        The Encounter 1000 NetServer has a variety of features, some of which are listed below:

  •
  Flexible video viewing choices include voice-activated video-switching, user selected video switching and Continuous Presence, where four video windows are viewed at the same time.

  •
  Audio transcoding allows each endpoint to experience optimal voice quality, while minimizing bandwidth utilized.

  •
  Built-in voice gateway allows up to 24 phone users to participate in conference sessions.

  •
  Interactive Voice Response (IVR) allows phone users to easily enter their conference by providing conference and password information using touch tones (DTMF).

  •
  Password-controlled entry to conferences provides security for conference participants.

  •
  Conference cascading allows conferences to span between Encounter 3000 NetServers, no matter where they are located. This allows for the distribution of Encounter 3000 NetServer conferencing resources to where they most make sense in the network and allows for the creation of conferences that are larger than the capacity of a single Encounter 3000 NetServer.

  •
  With ConferenceNow! endpoint users can create and join multipoint conferences on Encounter NetServer on an ad-hoc basis, as easily as placing a point-to-point call.

  •
  Calendar-based reservation and scheduling system for control of multiple NetServers, eCMS (Encounter Centralized Management System) allows users and administrators to view, schedule and manage their own conferencing session through an intuitive Web browser interface.

Encounter 3000 NetGate

        The Encounter 3000 NetGate enables multimedia conferencing between H.320 and H.323 endpoints. The Encounter 3000 NetGate reconciles the differences in the network protocols allowing users to collaborate in real-time via audio, video and data, regardless of their network type.

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

        The Encounter 3000 NetGate is available in two chassis versions, the workgroup and enterprise chassis. The only difference between the chassis types is the physical size and number of slots within the chassis. All multimedia processing is handled by the Multimedia Processing Unit (MPU2) that is common to both chassis. These MPUs are PCI-based boards that leverage Digital Signal Processors (DSPs) to ensure a high level of audio quality. The Encounter 3000 NetGate supports a variety of network interface including 10/100BaseT Ethernet, Dual port T1/PRI, Dual port E1/PRI, Quad port BRI and Dual port V.35/V.36/RS-449 DDM making it possible to connect with just about any type of network.

        The Encounter 3000 NetGate has numerous features, some of which are listed below:

  •
  Supports restricted and unrestricted rates of 2B up to 768 Kbps IMUXed, allowing for a high-quality conferencing experience.

  •
  Direct Inward Dialing (DID) and IVR facilitate WAN to LAN dialing.

  •
  Dynamically selects best available video standard (supports H.261 and H.263) per session based on endpoint capabilities.

  •
  Real-time voice transcoding optimizes performance on a call-by-call basis.

  •
  Direct connection between the Encounter 3000 NetGate and Ezenia! Series 2000 MCS without incurring costly line charges.

  •
  LAN to WAN, WAN to LAN calls and administrator-initiated gateway calls supported at all transfer rates, providing call flexibility.

  •
  Web-browser based administrative user interface allows system administrators to configure, manage and monitor gateway activity, including customization of system-wide behavior for support of T.120, WAN to LAN and LAN to WAN calls.

Series 2000 MCS

        The legacy Series 2000 MCS product line of servers, designed for switched digital circuit networks, include a number of basic platform configurations that are expanded by the customer's selection of optional processing modules and software applications. The platforms, configured for the typical end-user, range in list price from under $20,000 to more than $200,000. Each Series 2000 MCS configuration is built from a common set of processing modules, network interfaces, software systems and optional features.

        The following table lists the basic chassis configurations offered by the Company, and the typical target market and application in which each is used. In this table, user capacity is a measure of the number of simultaneous conference sites that can be connected to the Series 2000 MCS.

MODEL	CAPACITY	TARGET MARKET/APPLICATION
2007	8 users	Mid-range CPE for distributed network environments
2020	48 users	Large CPE/central office network with extensive multimedia applications
CO	48 users	High availability central office server

        Each of these systems may be interconnected to provide support for larger conferences.

        The Ezenia! Series 2000 MCS has an extensive number of available software and hardware features, some of which are listed in the following table.

APPLICATIONS	DESCRIPTION
Conference Service and Management
Continuous Presence with CollaboRates	Continuous viewing of multiple conference sites running at differing transfer rates
Asynchronous Transfer Mode	ATM connected endpoints can connect directly to the MCS via an ATM network
Multimedia Conferencing	Simultaneous audio visual conferencing and data Conferencing
Reservation and Scheduling	Schedule and manage MCS use
Directory Services	Database of potential conference participants and sites
Chairperson Conference Control	Management of conference activities by a nominated conference chairman (e.g., lecturer)
Security and Password Control	Conference password and application security controls
Voice Activated Switching	Dynamic switching of video presentation based on current speaker
Audio Add-on	Conferencing for audio-only conference participants
Operator Attended Conferencing	Provision for an operator to guide participants through conference initiation and provide assistance during the conference
Network Services and Management
Outbound Dialing	Automatic MCS dial-out capability
Conference Monitor	Real-time monitor of conference activities and status
Bandwidth Management	Bandwidth aggregation using inverse multiplexing
Event Management	System activity and alarms applications for network Management
Network Diagnostics	Network loop-back and problem isolation tool kit
Premise Switching	Integrated ISDN switching functionality

Market and Channels

        Ezenia! sells its InfoWorkSpace software product primarily to customers within the US government, including the US Department of Defense and the intelligence community. While Ezenia! continues to use resellers into this market as a means of selling InfoWorkSpace, or as a bundled solution under enterprise or service offerings, it is a secondary means of distribution. The primary method for selling InfoWorkSpace is through a direct sales model, directly to the end user.

        For its legacy server technology and solutions, its sales are primarily to large-scale corporations, government entities, educational institutions, telecommunication providers and resellers and distributors. Currently, the majority of sales for this legacy technology have been to international customers or end users. Ezenia! delivers its products through distributors, dealers, vertical market resellers, systems integrators and OEMs who meet the Company's criteria, as well as direct to major end-users.

        A large portion of the Company's revenue continues to come from a small group of resellers. In 2003, General Dynamics accounted for 38% of revenue. In 2002, General Dynamics accounted for 27% of revenue. In 2001, the product mix included a greater percentage of sales of videoconferencing hardware products, so in addition to General Dynamics accounting for 11% of revenue related to sales of InfoWorkSpace, videoconferencing customers Polycom (which acquired PictureTel), and VTEL accounted for 13% and 6% of revenue, respectively. Revenue from international markets accounted for 14%, 24%, and 41% of the Company's revenue for the years ended December 31, 2003, 2002, and 2001, respectively.

        Ezenia! conducts its sales and marketing activities from its principal offices in Burlington, Massachusetts, as well as from two other sales locations in the United States.

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

        At December 31, 2003, Ezenia!'s research and development staff consisted of 6 employees, principally software engineers. The Company's net research and development expenditures were $1.9 million, $4.6 million, and $8.2 million in 2003, 2002 and 2001, representing 23%, 41%, and 54% of revenue in those years. All software development costs have been expensed as incurred because costs eligible for capitalization have not been material to date.

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

Manufacturing

        The Company's manufacturing operations consist primarily of materials management, quality control, test engineering, production, shipping and logistics related to its legacy videoconferencing hardware products. The Company employs an outsourced manufacturing model in which it designs the significant hardware subassemblies for its products and uses independent third-party contract assembly companies to perform printed circuit board assembly and other production activities with internal efforts generally limited to final product configuration, assembly and testing. This manufacturing model offers the capability to quickly fulfill orders with limited lead times thus providing enhanced customer satisfaction and improved inventory management. All products are functionally tested utilizing state-of-the-art equipment designed for "burn-in," diagnostic testing and stress screen testing to assure the reliability and quality of the Company's products. The Company achieved International Standard Organization (ISO) 9002 certification in 1994.

        Because of the generally short cycle between order and shipment and because the majority of the Company's sales in each quarter results from orders booked in that quarter, the Company does not have a material backlog.

Third Party Technology

        The Company utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software, and used in the Company's products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all. In particular, in March 2004 the Company entered into a new agreement with Placeware, Inc., now a wholly owned subsidiary of Microsoft Corporation, to extend, by 90 days, an existing software distribution license agreement originally executed between the Company and Placeware, Inc. The existing software distribution license agreement, scheduled to expire in March 2004, allowed the Company to integrate Placeware's proprietary software with the Company's proprietary software, to create InfoWorkSpace. The Company believes both parties intend to negotiate a more formal, longer-term agreement to replace the existing software distribution license agreement, as extended, within the 90 day extension period. However, there can be no assurance that a new agreement with Placeware, Inc. will be concluded on commercially reasonable terms during the 90 day extension period, or at all.

Competition

        The market for multimedia collaboration products is highly competitive. For our InfoWorkSpace software product, we consider our primary real-time collaboration competitors to be IBM Lotus, eRoom and Groove. We also face competition or potential competition from companies that provide similar, but not directly competing products, such as Centra, WebEx, FVC and Latitude, or companies that could expand their offerings and develop a product similar to ours. Many of these companies, as well as other current and potential competitors, have substantially greater financial, technical and sales and marketing resources than the Company. If we are unable to retain our existing customers in the US government, or are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt our InfoWorkSpace collaborative software product over alternative technologies marketed by our competitors, our financial results will suffer, through price reductions and loss of market share.

        With respect to our legacy videoconferencing hardware products, we consider our primary videoconferencing competitors to be Polycom, RADvision and Lucent.

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

  •
  Real-time collaboration companies, such as IBM Lotus, eRoom (now part of Documentum), Groove, Centra, WebEx, FVC and Latitude

  •
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

        In August 2002, the Company entered into an agreement with Tandberg Telecom AS to sell all patents and pending applications related to its videoconferencing products, which was completed in October 2002. In exchange for an up-front license fee of $1.25 million, a loan for an additional $1.25 million which was forgiven at the closing, and an additional $2.4 million also received at the closing, the Company granted Tandberg a fully paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company's videoconferencing technology (the video patent portfolio). Additionally, the Company retained a fully paid, non-exclusive, non-transferable license for the Company's use in connection with its videoconferencing and enterprise collaboration products.

        In June 2000, the Company settled its patent infringement suit against Accord Networks Ltd. (Accord) in the United States District Court for the District of Massachusetts. The settlement agreement, among other things, provided that the Company receive $6.5 million in return for a covenant not to sue with respect to the patents that were the subject of the litigation. The Company received $500,000 at the time the agreement was signed, and by December 31, 2000, received an additional $5,025,000. The final $975,000 has since been held in escrow until certain tax matters related to the settlement are resolved with tax authorities in Israel. The Company has not, as of the date of this filing, collected any of this amount held in escrow. As it has been unclear whether the Company will ultimately be successful collecting all or a portion of this final amount, the Company has provided a reserve against this on its balance sheet as of December 31, 2002 and 2003. Subsequent to year-end, there have been indications that an agreement with the tax authorities in Israel may be reached, and it is expected that some portion of the amount held in escrow may be collected by the Company. If and when a settlement is formally reached and amounts held in escrow are collected by the Company, the reserves referred to above would be reversed, with a corresponding effect on our reported operating results, in the period of collection.

Employees

        At December 31, 2003, the Company employed a total of 29 persons, including 6 in research and development, 16 in sales, marketing and customer support, and 7 in finance and administration. None of the Company's employees are represented by a labor organization.

        The Company's success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, the Company's Chief Executive Officer, President and Chief Financial Officer. The Company does not carry key-man life insurance on any of its employees, including Mr. Nguyen. Mr. Nguyen recently experienced a medical problem that has required him to take a leave of absence in order to recuperate. Although he is currently available to participate in Company affairs on a limited basis, it is not anticipated that Mr. Nguyen will return to work on a daily basis until April 2004. Mr. Nguyen's inability to resume his daily duties on or about such time could have an adverse impact on the Company's results of operations. The Company does not have employment contracts with its key personnel other than Khoa Nguyen. The Company believes that its future success will depend in large part upon its ability to attract and retain such key employees.

Executive Officer of the Registrant

        Khoa D. Nguyen, age 50, is the sole executive officer of the Company. Khoa Nguyen has served as a Director since December 1997 and was named Chairman of the Board of Directors in March 2000. Mr. Nguyen has served as President and CEO of the Company since April 1998 and as the Chief Financial Officer since August 2002. Previously he had been Executive Vice President and Chief Operating Officer of the Company since September 1997. Prior to joining the Company, Mr. Nguyen was employed at PictureTel Corporation, a videoconferencing company, where he served as Chief Technology Officer and General Manager of the Group Systems and Networking Products divisions from February 1994 to August 1996, and Vice President of Engineering from January 1993 to February 1994. From August 1991 to December 1992, he was Vice President of Engineering at VTEL Corporation, a videoconferencing company, and has also held various engineering management positions with International Business Machines, a computer manufacturer.

        Officers are elected on an annual basis to serve at the discretion of the Board of Directors.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company's corporate office and principal research, development and manufacturing facility is located in Burlington, Massachusetts, in an approximately 9,000 square foot facility. The Company moved into this facility in July 2002 as part of the effort to reduce expenses and excess capacity. The Company also has a sales and service office located in Alexandria, Virginia and a development and service office located in Colorado Springs, Colorado. As of December 31, 2003, the Company had closed all foreign offices, and therefore, no longer has any leases outside of the United States.

ITEM 3. LEGAL PROCEEDINGS

        The Company is engaged from time to time in routine lawsuits incidental to its business. Company management does not believe that any current proceedings, individually or in the aggregate, are likely to have a material effect on its business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        In May 2003, after failing to comply with certain continued listing standards for the NASDAQ SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, or the requirement for the company to have a minimum $2.5 million in stockholders equity, the Company received a delisting notification from NASDAQ. After exercising its right for an appeal of this determination to a NASDAQ Listing Qualifications Panel, the Panel determined to delist the Company's securities in August 2003. Since then, the Company's common stock has been quoted on the OTC Bulletin Board, under the symbol "EZEN.OB". Prior to the delisting in August 2003, Ezenia!'s common stock was listed on the NASDAQ SmallCap Market under the symbol "EZEN." The following table sets forth, for the periods indicated, the high and low bid or sale prices per share of our common stock as reported on both the OTC Bulletin Board or, prior to the delisting noted above, the NASDAQ SmallCap Market.

	Quarter ended
	March 31	June 30	September 30	December 31
2003
Common stock price—high	$.21	$.96	$.84	$.47
Common stock price—low	$.11	$.12	$.21	$.21
2002
Common stock price—high	$.45	$.33	$.17	$.48
Common stock price—low	$.21	$.04	$.06	$.06

        As of March 16, 2004, the Company had approximately 117 shareholders of record. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms. The Company has not paid dividends on its common stock. The Company anticipates it will reinvest future earnings, if any, and therefore, does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended December 31
	2003 (1)	2002 (2)	2001 (3)	2000 (4)	1999
	(In thousands, except per share amounts)
OPERATING DATA
Revenue	$8,217	$11,373	$15,107	$28,152	$58,109
(Loss) from operations	(1,117)	(15,094)	(33,621)	(21,388)	(760)
Loss before cumulative effect of change in accounting principle	(1,095)	(10,799)	(33,490)	—	—
Cumulative effect of change in accounting principle	—	(10,667)	—	—	—
Net income (loss)	(828)	(18,565)	(31,340)	(17,984)	1,134
Loss per share before cumulative effect of change in accounting principle	(.06)	(.58)	(2.29)	—	—
Net income (loss) per share—diluted	(.06)	(1.36)	(2.29)	(1.32)	0.08
BALANCE SHEET DATA
Cash and cash equivalents	$2,316	$2,403	$5,531	$34,743	$53,080
Total current assets	7,082	5,564	28,358	57,403	79,738
Common stock subject to put	—	2,875	2,875	—	—
Stockholders' equity (deficit)	552	(1,504)	16,450	47,791	66,790

(1)
2003 amounts include a tax benefit of $267,000, or $0.02 per share, related to a change in the estimate for potential liabilities related to federal and state income taxes paid in prior years.

(2)
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

(3)
2001 amounts include a charge to operations of $2.0 million, or $0.15 per share, related to the restructuring of certain of the Company's operations, a write-down of goodwill and other long-term assets totaling $7.1 million, or $0.52 per share, and a tax benefit of $2.2 million, or $0.16 per share, relating to the reversal of reserves recorded in prior years.

(4)
2000 amounts include the establishment of a valuation allowance for deferred tax assets recorded in prior years approximating $7.8 million, or $0.57 per share, income, net of tax, recognized from the settlement of the Accord litigation of $5.5 million, or $0.40 per share, and a gain recognized from the sale of the Company's network access card product line of $3.3 million, or $0.24 per share.

        Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement affects the Company's treatment of goodwill and other intangible assets. Had SFAS No. 142 been adopted for the year ended December 31, 2001, the net loss and loss per share would have been $28,298,000 and $2.07 per share, respectively. No other years presented above would have been affected.

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

        Revenue from sales of InfoWorkSpace software licenses and maintenance agreements is recognized ratably over the subscription contract periods. Products and software licenses are sold without any contractual right of return to the customer. Revenue for the performance of services, and any related costs, are recognized as the services are performed, unless the terms of the service agreement with our customers require their acceptance that the services have been completed in accordance with the agreement, in which case revenue, and the related cost recognition, is deferred until the terms of acceptance are satisfied.

        Judgments are required in evaluating the creditworthiness of our customers. In all instances, revenue is not recognized until we have determined that collection is reasonably assured.

        Allowance for Doubtful Accounts    Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position, or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

        At December 31, 2003, our accounts receivable balance of $2.7 million is reported net of allowances of approximately $1.1 million. We believe our reported allowances are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional expenses being recorded for the period in which such determination was made.

        Inventory Reserves    Historically, as a designer, developer and manufacturer of videoconferencing hardware solutions, we were exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

        The Company provided for an excess and obsolescence reserve of inventory of approximately $2.3 million in the year ended December 31, 2002 due to the continued decline in demand relating to the legacy videoconferencing product line. Based on a settlement agreement negotiated with a software vendor (see Note 6 to the financial statements), the Company later incurred an additional write-down of inventory of approximately $1.4 million. At December 31, 2002, our inventory of $112,000 was stated net of inventory reserves, including the total of $3.7 million taken in 2002, of approximately $5.1 million.

        During the year ended December 31, 2003 the Company was able to realize sales of its legacy videoconferencing hardware products of approximately $2.3 million. The recognized cost of these product sales was offset by the corresponding adjustments required to reduce the related inventory reserves. At December 31, 2003, our net inventory reserves are approximately $4.8 million, representing 100% of the cost basis of our inventory. While the Company now expects that there could be additional sales of legacy videoconferencing hardware products after the year ended December 31, 2003, although significantly less than the amount realized during 2003, current accounting rules and related interpretations, specifically Accounting Research Bulletin No. 43 (ARB 43), stipulate that our net inventory value cannot be marked up "based on changes in underlying facts and circumstances".

        Impairment    As of December 31, 2002, the Company had written off the remaining value of any long-lived assets, and no additional long lived assets were acquired during 2003. Prior to December 2002, the Company reviewed the carrying values of long-lived assets and amortizable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for an asset to be held and used is recognized when the estimated fair value of the asset is less than its carrying value. The fair value of long-lived assets is generally based on estimated future cash flows from operations. The estimates reflect the Company's assumptions about selling prices, production and sales volume levels, costs and market conditions over the estimated remaining operating period, which generally ranges from one to five years.

        Product Warranties    Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, at no cost to our customers. Our policy is to establish warranty reserves at the time of sale at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements. We believe that our recorded liability at December 31, 2003, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Results of operations—years ended December 31, 2003, 2002 and 2001

        Revenue    Revenue decreased to $8.2 million in 2003 from $11.4 million in 2002. The decrease in revenue was principally related to a significant decline in sales of legacy videoconferencing products and related service revenues, as the videoconferencing market continued to weaken. Videoconferencing products and related services are approximately $2.3 million (28% of total revenues) in 2003 compared to $6.7 million (59% of total revenues) in 2002. We expect our videoconferencing product and service revenue will continue to significantly decline. The decline in revenues from videoconferencing products and related services in 2003 was partially offset by an increase in revenue of $1.2 million associated with the Company's InfoWorkSpace product line, to $5.9 million in 2003 from $4.7 million in 2002. We attribute the rise in sales of InfoWorkSpace to an increasing rate of product acceptance within the development of the collaborative software market in general, and greater spending within the Company's customer base.

        Revenue decreased to $11.4 million in 2002 from $15.1 million in 2001. As with the decrease in revenue in 2003 from 2002, the decrease in revenue was principally related to a significant decline in sales of videoconferencing products and related service revenues as the videoconferencing market continued to weaken. In particular, sales of videoconferencing products and related services to two of the Company's largest customers, PictureTel Corporation and VTEL Corporation, were significantly lower than in the year ended December 31, 2001. Videoconferencing product revenue from PictureTel was approximately $200,000 in 2002 compared to $1.9 million in 2001. Videoconferencing product revenue from VTEL was approximately $300,000 in 2002 compared to approximately $800,000 in 2001. Videoconferencing products and related services are approximately $6.7 million (59% of total revenues) in 2002 compared to $13.3 million (88% of total revenues) in 2001. The decline in revenues from videoconferencing products and related services in 2002 was partially offset by an increase in revenue of $2.8 associated with the Company's InfoWorkSpace product line acquired in March 2001, to $4.7 million in 2002 from $1.9 million in 2001.

        Gross profit    Cost of revenues includes material costs, costs of software licenses, manufacturing labor and overhead, and customer support costs. Gross profit as a percentage of revenues increased in 2003, to 54.6%, from 27.7% in 2002 and 37.4% in 2001. Reported gross profit in 2003 was significantly impacted by our realized legacy videoconferencing hardware sales of $1.9 million during the year, which had no net reported cost basis due to the write down of inventory in the previous year. Adjusting for this impact, reported gross profit would have been 41.5% in 2003. The reported gross profit for 2002 was significantly and negatively impacted by a write-down of inventory during the year of approximately $3.7 million. Excluding the write-down, the gross profit for 2002 would have been 60.2%. Excluding the 2002 write-down, the decrease in gross profit in 2003 relates primarily to fixed costs of revenues, which made up a larger percentage of the significantly lower revenues recognized in 2003, as compared with 2002. The increase in margin in 2002 compared to 2001, excluding the write-down, relates primarily to the reduction of fixed manufacturing and service costs from the restructuring in 2002.

        Research and development    Research and development expenses decreased to $1.9 million in the year ended December 31, 2003, from $4.6 million in 2002, and from $8.2 million in 2001. The decreased spending in both 2003 and 2002, as compared with the prior year, respectively was primarily due to the elimination of all research and development related to the legacy videoconferencing product line resulting from the July 2002 restructuring, and in 2003, to additional cost savings initiatives the company has undertaken during the year to better align its cost structure with its revenues.

        Sales and marketing    Sales and marketing expenses decreased to $1.1 million in the year ended December 31, 2003, from $4.0 million in 2002, and from $8.6 million in 2001. The decreased spending in both 2003 and 2002, as compared with the prior year, was primarily due to the substantial reduction of sales and marketing activities related to the legacy videoconferencing product line resulting from the

July 2002 restructuring, and in 2003, to additional cost savings initiatives the company has undertaken during the year to better align its cost structure with its revenues.

        General and administrative    General and administrative expenses decreased to $1.5 million in the year ended December 31, 2003, from $2.4 million in 2002, and from $3.1 million in 2001. The decreased spending in both 2003 and 2002, as compared with the prior year, was primarily due to cost savings associated with the reduction in workforce related to the July 2002 restructuring, the adoption of SFAS No. 142, which resulted in no goodwill amortization, and in 2003, to additional cost savings initiatives the company has undertaken during the year to better align its cost structure with its revenues.

        Occupancy and other facilities related expenses    Occupancy and other facilities related expenses decreased to $1.1 million in the year ended December 31, 2003, from $2.7 million in 2002, and from $3.5 million in 2001. These costs include rent expense and other operating costs associated with the Company's headquarters facility in Burlington, Massachusetts, two other sales and development offices in the United States, in Colorado and Virginia, and prior to 2003, to former sales and service offices in the United Kingdom, Hong Kong and China. In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility, and in July 2002 moved to more cost-efficient headquarters office space, and closed its offices outside of the United States as a part of the July 2002 restructuring. The decreased spending in both 2003 and 2002, as compared with the prior year, was primarily due to cost savings associated with the office consolidations in July 2002, and in 2003, to additional cost savings initiatives the company has undertaken during the year to better align its cost structure with its revenues.

        Interest income, net    Interest income, net, consists of interest on cash, cash equivalents and marketable securities. Interest income decreased to approximately $6,000 in 2003 from approximately $14,000 in 2002, as compared to approximately $888,000 in 2001. The decrease in 2003 was due primarily to a reduction in the amount of cash available for investment during the year. The decrease in 2002 of approximately $874,000 from the prior year was primarily due to the very significant reduction in the amount of cash available for investment during the year, in comparison to 2001.

        Income tax benefit    The income tax benefit reported in the year ended December 31, 2003 of $267,000 related to a change in the estimate for potential liabilities related to federal and state income taxes paid in prior years. The income tax benefit amount reported in 2002 of $2.9 million related primarily to the Federal Job Creation and Worker Assistance Act of 2002, which allowed the Company to carry back net operating losses incurred in 2001 for a period of up to five years, rather than two years, as had previously been the case. The additional carry back period enabled the Company to file a carry back claim, resulting in the utilization of approximately $12.5 million of net operating losses that would have expired in 2022, and the recovery of approximately $2.7 million of income taxes paid in prior years. The income tax benefit in 2002 also includes $200,000 related to the reversal of tax reserves due to the favorable settlement of certain tax related matters. The amount reported as income tax benefit in 2001 relates primarily to the reversal of tax reserves recorded in prior years. The Company determined that the tax reserves were no longer required because the related potential tax exposures were favorably resolved during that year.

        Risk factors which may affect future operations    This annual report includes discussions of the Company's long-term growth outlook, including various forward-looking statements. The following risks and uncertainties, among others, could affect the degree to which such expectations are realized. Forward looking statements contained in this Form 10-K report are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management's beliefs, and assumptions made by management. Words such as "plans," "expects," "anticipates," "intends," "believes," "could," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict.

        Liquidity and history of losses.    As further described under Liquidity and Capital Resources, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins. In addition, we have experienced a history of losses and we cannot assure profitability or continued profitability in the future.

        Dependence on major customers.    While the Company is focusing efforts on broadening its customer base, sales to a relatively small number of customers within the US government have accounted for a significant portion of the Company's revenue. The Company believes that its dependence on a relatively small number of customers within the US government will continue during 2004. This concentration of customers may cause revenues and operating results to fluctuate from quarter-to-quarter based on major customers' requirements, and the timing of their orders and shipments. The Company's agreements with its customers generally do not include minimum purchase commitments or exclusivity arrangements. The Company's operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to change to another vendor for purchases of a similar product, were to realize a reduction in their approved funding for collaborative technologies, or were to delay paying or fail to pay amounts due the Company.

        Third Party Technology.    The Company utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software, and used in the Company's products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all. In particular, in March 2004 the Company entered into a new agreement with Placeware, Inc., now a wholly owned subsidiary of Microsoft Corporation, to extend, by 90 days, an existing software distribution license agreement originally executed between the Company and Placeware, Inc. The existing software distribution license agreement, scheduled to expire in March 2004, allowed the Company to integrate Placeware's proprietary software with the Company's proprietary software, to create InfoWorkSpace. The Company believes both parties intend to negotiate a more formal, longer-term agreement to replace the existing software distribution license agreement, as extended, within the 90 day extension period. However, there can be no assurance that a new agreement with Placeware, Inc. will be concluded on commercially reasonable terms during the 90 day extension period, or at all.

        Reduced demand for traditional videoconferencing products.    The demand for traditional videoconferencing technology has experienced a rapid decline. The Company's videoconferencing product and related services revenue declined to $2.3 million in 2003, from $6.7 million in 2002 from $13.3 million in 2001. The Company expects that sales of this legacy hardware technology will continue to significantly decline in 2004.

        Evolving markets.    Sales of real-time collaboration products account for a significant and increasing portion of the Company's revenue. The Company's success depends, to a significant extent, on the acceptance and the rate of adoption of Internet-based collaboration products, in general, and the InfoWorkSpace product, in particular. There is inadequate experience to predict whether real-time collaboration products will ultimately be accepted in a broader way by the market. There can be no assurance that any of the markets for the Company's products will develop to the extent, in the manner, or at the rate anticipated by the Company. In addition, future prices the Company is able to obtain for its products may decrease as a result of new product introductions by others, price competition, technological change or other factors.

        Rapid technological change.    The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, emerging network architectures and frequent new product introductions. The adoption rate of new technologies and products may adversely impact near-term growth of the conferencing market as users evaluate the alternatives. The Company has invested, and for 2004 plans to continue to invest, in product development and products incorporating certain of these new technologies. Many other companies are also developing products incorporating these new technologies that are competitive with the Company's current and future offerings. The Company's success will depend, in part, upon its ability through continued investments to maintain technological leadership, to enhance and expand its existing product offerings and to select and develop in a timely manner new products that achieve market acceptance.

        Competition.    The market for multimedia collaboration products is highly competitive. The Company expects competition to increase significantly in the future, as the market for similar products is expected to significantly expand. A number of companies have introduced or announced their intention to introduce products that could be competitive with the Company's products, and the rapidly evolving nature of the markets in which the Company competes may attract other new entrants as they perceive opportunities. Some of the Company's current and potential competitors have longer operating histories and greater financial, technical and sales and marketing resources. If the Company were unable to retain its existing customers in the US government, or were unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt the InfoWorkSpace collaborative software product over alternative technologies marketed by the Company's competitors, the Company's financial results would suffer.

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

        Acceptance of InfoWorkSpace in the commercial market.    In 2001, the Company purchased the operating assets and intellectual property of the InfoWorkSpace business unit of General Dynamics Electronic Systems. The Company entered into the purchase agreement with the expectation that the transaction would result in certain benefits including, among other things, benefits relating to expanded and complementary product offerings, enhanced revenues, increased market opportunity, new technology, the addition of engineering personnel, and the expectation that the Company would be successful in expanding the market for InfoWorkSpace products, both within certain organizations of the US government, including the Department of Defense and the Intelligence Community, but also commercially. To date, the Company's commercial marketing efforts have not been successful in achieving its targeted revenue or operating performance goals in this space. There can be no assurance of success in the commercial market for InfoWorkSpace, in 2004 or beyond.

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

        Retention of key employees.    The Company's success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, the Company's Chief Executive Officer, President and Chief Financial Officer. The Company does not carry a key-man life insurance on any of its employees, including Mr. Nguyen. Mr. Nguyen recently experienced a medical problem that has required him to take a leave of absence in order to recuperate. Although he is currently available to participate in company affairs on a limited basis, it is not anticipated that Mr. Nguyen will return to work on a daily basis until April 2004. Mr. Nguyen's inability to resume his duties on or about such time could have an adverse impact on the Company's results of operations. The Company does not have employment contracts with its key personnel other than Khoa Nguyen. The Company believes that its future success will depend in large part upon its ability to attract and retain such key employees.

        Board of director recruitment.    Currently and, we believe, temporarily, we have only two directors on our Board, only one of whom meets the standards for independence as specified by the SEC and the national stock exchanges. Historically we have had an audit committee comprised of at least three independent directors, as required by the national stock exchanges. Our one current independent director and member of our audit committee, Kevin P. Hegarty, does meet the standards for independence as specified by the SEC, and has the necessary financial expertise to serve as chairman of our audit committee. We are currently attempting to identify additional qualified individuals to serve as independent directors of the Company. However, the market for highly qualified individuals available and willing to serve as directors to companies similar to ours is intense, and there can be no assurance that we will be able to identify, recruit and ultimately secure the services of such individuals in a timely manner or at all.

Liquidity and Capital Resources

        Although it appears that operations have substantially stabilized over the last half of 2003, the Company has incurred significant recurring operating losses and negative cash flows, and there remains substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue, or substantially improve operating margins.

        At December 31, 2003, the Company had cash and cash equivalents of approximately $2.3 million. The Company had losses from operations of $1.1 million for the year ended December 31, 2003, and a net loss for the year of approximately $828,000, as compared with an operating loss in the year ended December 31, 2002 of $15.1 million, and a net loss of $18.6 million in 2002.

        The Company leases its primary facility in Burlington, Massachusetts, under an operating lease, which expires in 2005. The Company also has two other leases for office space in the United States, located in Colorado Springs, Colorado and Alexandria, Virginia, for sales, development and technical support operations. These leases expire at various dates through November 2006. Future minimum lease payments at December 31, 2003 under all of these non-cancelable operating leases are approximately $279,000 in 2004, $223,000 in 2005, and $85,000 in 2006.

        In 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming at least cash-flow neutral from operations. As a result of these actions, the Company recorded charges of approximately $2.0 million in the second quarter of 2001. These charges primarily represented severance costs related to the termination of 90 employees, constituting approximately 50% of the Company's workforce at the time the cost reduction plan was implemented. The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support. These costs were substantially paid prior to December 31, 2001.

        In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility and in July 2002 moved to more cost-efficient space in the same town. In the quarter ended June 30, 2002, the Company recorded a write-down of inventory of approximately $2.3 million associated principally with the videoconferencing product line and impairment of long-lived assets approximately $2.1 million abandoned as part of the lease termination.

        In July 2002, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with then anticipated revenues, with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations (see Note 10 to the financial statements). The July 2002 restructuring consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operations of its videoconferencing product lines. Costs of the July restructuring were approximately $400,000, principally severance payments to foreign employees, which were paid by December 31, 2002.

        In August 2002, the Company entered into an agreement with Tandberg Telecom AS to sell all patents and pending applications related to its videoconferencing products, which was completed in October 2002. In exchange for an up-front license fee of $1.25 million, a loan for an additional $1.25 million which was forgiven at the closing, and an additional $2.4 million also received at the closing, the Company granted Tandberg a fully paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company's videoconferencing technology (the video patent portfolio). Additionally, the Company retained a fully paid, non-exclusive, non-transferable license for the Company's use in connection with its videoconferencing and enterprise collaboration products.

        Since the July 2002 restructuring, the Company has made efforts to implement additional cost saving measures, such as utilizing consultants and temporary resources in place of full time employees who have left the Company since that time, or in some cases choosing to not replace departing employees at all, but rather transferring their responsibilities to other employees who have remained with the Company. Because of these continued cost saving initiatives, the Company estimates it has reduced its currently quarterly cash flow breakeven point. Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

        Operating costs were in line with the Company's expectations for the year ended December 31, 2003. The Company did not achieve its new order bookings target for InfoWorkSpace products during the quarter ended June 30, 2003, although it did achieve its target in both the quarters ended September 30, 2003 and December 31, 2003. Order bookings, which are purchase orders placed by customers, are properly not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order. The Company's success in achieving its goal of being, at a minimum, cash-flow neutral, is largely dependent on whether it can continue to meet its future order bookings, and related revenue, targets.

        In May 2003, after failing to comply with certain continued listing standards for the NASDAQ SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, or the requirement for the Company to have a minimum $2.5 million in stockholders equity, the Company received a delisting notification from NASDAQ. After exercising its right for an appeal of this determination to a NASDAQ Listing Qualifications Panel, the Panel determined to delist the Company's securities from The NASDAQ Stock Market in August 2003. Since then, the Company's common stock has been quoted on the OTC Bulletin Board. The market value and liquidity of the Company's common stock, as well as the Company's ability to raise additional capital, has been and may continue to be materially adversely affected by this delisting decision.

        In March 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace business unit of General Dynamics Electronic Systems, which included the issuance by the Company of 400,000 shares of the Company's common stock valued, for purposes of the transaction, at $10.00 per share. The 400,000 shares issued were accompanied by an option allowing the seller to put the shares to the Company at $10.00 per share. The seller exercised the put option with respect to 110,000 shares in January 2002, and the shares were reacquired at an aggregate price of $1.1 million later that month. The put agreement, as amended, gave the seller the option to require the Company to repurchase the balance of 290,000 shares for a period of thirty days beginning in March 2004. As of December 31, 2002, common stock subject to the put option was reported as temporary equity. For purposes of computing diluted earnings per share, such shares were included in the calculation using the reverse treasury stock method when dilutive. In July 2003, in connection with an amendment to a software development agreement, the seller agreed to terminate the put agreement it had with the Company. Accordingly, as of December 31, 2003, the value associated with the 290,000 shares of common stock that are no longer subject to the put option, has been included within stockholders equity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Board of Directors and Stockholders
Ezenia! Inc.

         We have audited the accompanying consolidated balance sheet of Ezenia! Inc. and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries at December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                      /s/ BROWN & BROWN, LLP

Boston, Massachusetts
March 19, 2004

Report of Independent Auditors

The Board of Directors and Stockholders
Ezenia! Inc.

        We have audited the accompanying consolidated balance sheet of Ezenia! Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2002 and 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ ERNST & YOUNG LLP
Boston, Massachusetts March 25, 2003

Consolidated Balance Sheets

	December 31,
	2003	2002
	(In thousands, except for share related data)
Assets
Current assets
Cash and cash equivalents	$2,316	$2,403
Accounts receivable, less allowances of $1,068 and $1,096 in 2003 and 2002, respectively	2,745	1,780
Inventories	—	112
Prepaid software licenses	1,724	1,008
Prepaid expenses and other current assets	297	261

Total current assets	$7,082	$5,564

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$185	$681
Accrued expenses	205	310
Income taxes	—	285
Employee compensation and benefits	186	274
Accrued license costs	920	—
Deferred revenue	5,034	2,643

Total current liabilities	6,530	4,193
Common stock subject to put; no shares issued or outstanding at December 31, 2003; 290,000 shares issued and outstanding at December 31, 2002	—	2,875
Commitments and contingencies—Note 11
Stockholders' equity (deficit)
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 40,000,000 shares authorized; 14,360,817 issued and 13,700,380 outstanding in 2003; 14,294,067 issued and 13,633,630 outstanding in 2002	140	139
Capital in excess of par value	63,549	60,666
Accumulated deficit	(60,276)	(59,448)
Treasury stock; 660,437 shares at cost	(2,861)	(2,861)

	552	(1,504)

Total liabilities and stockholders' equity (deficit)	$7,082	$5,564

See accompanying notes.

Consolidated Statements of Operations

	Year ended December 31,
	2003	2002	2001
	(In thousands, except for per share related data)
Revenues
Product revenue	$7,741	$8,830	$11,944
Service revenue	476	2,543	3,163

	8,217	11,373	15,107

Costs of revenues
Cost of product revenue	3,394	7,490	6,483
Cost of service revenue	334	731	2,970

	3,728	8,221	9,453

Gross profit	4,489	3,152	5,654
Operating expenses
Research and development	1,921	4,641	8,171
Sales and marketing	1,119	3,959	8,556
General and administrative	1,451	2,438	3,099
Amortization of goodwill and other intangible assets	—	1,005	4,047
Depreciation	—	1,187	2,831
Occupancy and other facilities related expenses	1,115	2,671	3,488
Impairment of goodwill and other long-term assets	—	2,345	7,070
Restructuring	—	—	2,013

Total operating expenses	5,606	18,246	39,275

Loss from operations	(1,117)	(15,094)	(33,621)
Other income (expense)
Interest income, net	6	14	888
Loss on sale of equipment	—	—	(36)
Loss on investment	—	—	(543)
Gain on sale of patents	—	4,900	—
Loss on liquidation of foreign subsidiaries	—	(619)	—
Other	16	—	(178)

	22	4,295	131

Loss before income taxes and cumulative effect of change in accounting principle	(1,095)	(10,799)	(33,490)
Income tax benefit	(267)	(2,901)	(2,150)

Loss before cumulative effect of change in accounting principle	(828)	(7,898)	—
Cumulative effect of change in accounting principle	—	(10,667)	—

Net loss	$(828)	$(18,565)	$(31,340)

Basic and diluted earnings per share:
Before cumulative effect of change in accounting principle	$(.06)	$(.58)	$(2.29)
Cumulative effect of change in accounting principle	—	(.78)	—

Net loss	$(0.06)	$(1.36)	$(2.29)

See accompanying notes.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock				Accumulated Other Comprehensive Loss
			Capital in Excess of Par Value	Retained Earnings (Deficit)		Treasury Stock	Total Stockholders' Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Par Value
	(In thousands, except for share related data)
BALANCES AS OF DECEMBER 31, 2000	13,299,762	$138	$59,403	$(9,543)	$(477)	$(1,730)	$47,791
Stock issued under employee benefit plans	92,118	1	163				164
Stock issued in connection with acquisition of InfoWorkSpace	400,000
Foreign currency translation adjustment					(134)		(134)	$(134)
Acquisition of treasury stock	(50,000)					(31)	(31)
Net loss				(31,340)			(31,340)	(31,340)

Comprehensive loss								$(31,474)

BALANCES AS OF DECEMBER 31, 2001	13,741,880	139	59,566	(40,883)	(611)	(1,761)	16,450
Stock issued under employee benefit Plans	1,750
Foreign currency translation adjustment					(8)		(8)	(8)
Liquidation of foreign subsidiaries					619		619
Exercise of put	(110,000)		1,100			(1,100)
Net loss				(18,565)			(18,565)	(18,565)

Comprehensive loss								$(18,573)

BALANCES AS OF DECEMBER 31, 2002	13,633,630	139	60,666	(59,448)	—	(2,861)	(1,504)
Stock issued under employee benefit Plans	66,750	1	8				9
Cancellation of put			2,875				2,875
Net Loss				(828)			(828)	(828)

Comprehensive loss								$(828)

BALANCES AS OF DECEMBER 31, 2003	13,700,380	$140	$63,549	$(60,276)	$—	$(2,861)	$552

See accompanying notes.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Operating activities
Net loss	$(828)	$(18,565)	$(31,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	1,187	3,205
Amortization	—	1,005	4,047
Loss on investment	—	—	543
Loss on sale of equipment	—	—	36
Loss on liquidation of foreign subsidiaries	—	619	—
Write-down of goodwill, other long-term assets and cumulative effect of accounting change	—	13,012	7,070
Changes in operating assets and liabilities, less amounts attributable to acquisition of InfoWorkSpace:
Accounts receivable	(965)	533	833
Inventories	112	3,770	(595)
Prepaid software licenses	(716)	(234)	260
Prepaid expenses and other current liabilities	(36)	430	847
Accounts payable, accrued expenses and employee and compensation benefits	231	(2,111)	(2,622)
Income taxes	(285)	(207)	(2,355)
Deferred revenue	2,391	578	(7)

Net cash provided by (used in) operating activities	(96)	17	(20,078)
Investing activities
Cash received from sale of network access card product line	—	—	1,500
Acquisition of InfoWorkSpace	—	(3,100)	(10,526)
Net purchases of equipment and improvements	—	(61)	(599)
Changes in marketable securities	—	—	14,286
Other, net	—	24	492

Net cash provided by (used for) investing activities	—	(3,137)	5,153
Financing activities
Net proceeds from issuance of stock under employee benefit plans	9	—	164
Acquisition of treasury stock	—	—	(31)

Net cash provided by financing activities	9	—	133
Effect of exchange rate on cash and cash equivalents	—	(8)	(134)

Decrease in cash and cash equivalents	(87)	(3,128)	(14,926)
Cash and cash equivalents at beginning of year	2,403	5,531	20,457

Cash and cash equivalents at end of year	$2,316	$2,403	$5,531

Supplementary disclosure of cash flow information:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$177
Cancellation of put	$2,875	$—	$—

See accompanying notes.

Notes to the Consolidated Financial Statements

1. Business

        Ezenia! Inc. operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness. Founded in 1991, Ezenia! develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, consumer and institutional users, and government agencies.

2. Going Concern

        The Company has incurred substantial recurring operating losses and negative cash flows, and at December 31, 2003, has limited cash resources. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins.

        In July 2002, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues, with the ultimate objective of improving operating margins and becoming cash-flow neutral from operations (see Note 10). This July 2002 restructuring consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations, and significantly reducing sales and service operations of its videoconferencing product lines. (Revenues from videoconferencing products and services were $2.3 million, $6.7 million and $13.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.) Costs of the July 2002 restructuring were approximately $400,000, principally severance payments to foreign employees, which were paid by December 31, 2002. The Company also recorded a loss on liquidation of the foreign subsidiaries of approximately $619,000 relating to the closure of the foreign sales operations. In addition, earlier in the same year, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility, and moved to more cost-efficient space. In the quarter ended June 30, 2002, the Company recorded a write-down of inventory (approximately $2.3 million) associated principally with the videoconferencing product line and impairment of long-lived assets (approximately $2.1 million) abandoned as part of the lease termination.

        In August 2002, the Company entered into an agreement with Tandberg Telecom AS to sell all patents and pending applications related to its videoconferencing products, which was completed in October 2002. In exchange for an up-front license fee of $1.25 million, a loan for an additional $1.25 million which was forgiven at the closing, and an additional $2.4 million also received at the closing, the Company granted Tandberg a fully-paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company's videoconferencing technology. Additionally, the Company retained a fully paid, non-exclusive, non-transferable license for use in connection with its videoconferencing and enterprise collaboration products.

        Since 2002, the Company has made efforts to implement additional cost saving measures, such as the use of temporary consultants and the negotiation of reduced licensing costs from its third party suppliers of software, as well as hiring freezes. As a result of these continued cost saving initiatives, the Company estimates it has reduced its current quarterly cash-flow breakeven point. Future orders and related revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

        Operating costs were in line with the Company's expectations for the year ended December 31, 2003. While the Company did not achieve its new order bookings target for InfoWorkSpace products during the quarter ended June 30, 2003, it did achieve its target in both the quarters ended September 30, 2003 and December 31, 2003.

        The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, increase revenue or substantially improve operating margins. In addition, the Company experienced a history of losses and we cannot assure profitability or continued profitability in the future. Consequently, there can be no assurances that the Company can continue to achieve the above-mentioned quarterly cash flow forecasts or the new order bookings targets for 2004, nor raise additional capital on terms acceptable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

        Certain amounts in 2001 and 2002 have been reclassified to permit comparison with 2003 classifications.

Significant estimates and assumptions

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue recognition

        Revenue from sales of InfoWorkSpace software licenses and maintenance agreements is recognized ratably over the subscription contract periods, which are generally one year. Products and software licenses are sold without any contractual right of return to the customer. Revenue for the performance of services, and any related costs, are recognized as the services are performed, unless the terms of the service agreement with our customers require their acceptance that the services have been completed in accordance with the agreement, in which case revenue, and the related cost recognition, is deferred until the terms of acceptance are satisfied.

        Revenue from product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission. Maintenance revenue is deferred and recognized ratably over the term of the applicable agreement. Revenue from products and services related to the Company's legacy videoconferencing equipment is expected to continue to decline.

Third Party Technology

        The Company's InfoWorkSpace product incorporates third party technology in the form of software licenses, which the Company purchases from other software vendors. Software licenses purchased from vendors are reported as prepaid licenses and amortized to cost of revenue over the subscription period

Cash equivalents

        The Company considers all liquid investments with maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents and marketable securities consist of highly rated U.S. and state government securities, commercial paper and short-term money market funds.

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

        Revenue from one customer accounted for 38% of total revenues in 2003, and 27% of total revenues in 2002, and revenue from two customers accounted for 24% of total revenues in 2001. Accounts receivable from these customers amounted to approximately $1.9 million, $.2 million and $1.2 million at December 31, 2003, 2002 and 2001, respectively. Revenue from international markets were $1.1 million, $2.9 million and $6.1 million in 2003, 2002 and 2001, respectively.

Inventories

        Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. At December 31, 2002 and 2003, inventory on hand was related to legacy videoconferencing hardware products only.

Equipment and improvements

        Prior to the Company's impairment, equipment and improvements were stated at cost, and depreciation was computed using the straight-line method over the following estimated useful lives:

Computer and office equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Deferred revenue

        Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements or for product sales in advance of revenue recognition.

Research and development costs

        Research and development costs are charged to expense as incurred. To date, costs of internally developed software eligible for capitalization have been immaterial and therefore have been expensed as incurred.

Income taxes

        The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which uses the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company management recorded a valuation allowance against the deferred tax assets as management believes it is more likely than not that they will not be realized.

Net loss per share

        The Company reports net loss per share in accordance with the SFAS No. 128, "Earnings per Share." Diluted earnings per share include the effect of dilutive stock options and shares subject to a put option (see Note 5) when dilutive.

        Shares used in computing basic and diluted net loss per share are as follows:

	2003	2002	2001
Basic & Diluted	13,700,380	13,633,630	13,663,863

Accounting for impairment of long-lived assets

        In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," (2002) and SFAS No. 121, "Accounting for Impairment of Long-Lived Assets," (2001 and 2000) the Company recorded an impairment loss on long-lived assets previously used in operations when indicators of impairment were presented In 2002, management reviewed the value and period of amortization or depreciation of its long-lived assets and evaluated the significant assumptions used in determining the original cost of long-lived assets. These assumptions considered revenue growth, operating results, cash flows and other indicators of value. Management then determined there had been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized was based upon a determination of the fair value of the impaired asset.

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

        Pro-forma information regarding net loss and loss per share, as if the Company had used the fair value method of SFAS No. 123 to account for stock options issued under its various stock option plans, and shares purchased under the Stock Purchase Plan, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions as of the date of grant: risk-free interest rates equal to the then available rate for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options; no dividend yields; an average volatility factor of the expected market price of the Company's common stock over the expected life of the option of 1.82 in 2003, 1.62 in 2002 and 1.49 in 2001; and a weighted-average expected life of the option of 7.4 years in 2003, 5.2 years in 2002 and 5.3 years in 2001.

        For purposes of pro-forma disclosures, the estimated weighted average fair value of options granted during the year of $.19, $.23 and $1.30 in 2003, 2002 and 2001, respectively, is amortized to expense over the related vesting period. Pro-forma information is as follows:

	2003	2002	2001
	(In thousands except for per share information)
Net loss as reported	$(828)	$(18,565)	$(31,340)
Deduct: total stock-based employee compensation determined under fair value based methods	(805)	(2,109)	(3,147)

Pro-forma net loss	$(1,633)	$(20,674)	$(34,487)

Net loss per share as reported
Basic and diluted	(.06)	(1.36)	(2.29)

Pro-forma net loss per share
Basic and diluted	(.12)	(1.51)	(2.52)

Recent Accounting pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements" (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company does not have any investments in or contractual relationships or other business relationships with any variable interest entity and therefore, based on present facts and circumstances, the adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position or results of its operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SAFS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. Adoption of SFAS 150, based on present facts and circumstances, is not expected to have a material effect on the Company's consolidated financial position or results of its operations.

4. Sale of Patents

        In August 2002, the Company entered into an agreement to sell all patents and pending applications related to its videoconferencing products, which was completed in October 2002. In exchange for an up-front license fee of $1.25 million, a loan for an additional $1.25 million which was forgiven at the closing, and an additional $2.4 million also received at the closing, the Company granted the Buyer a fully-paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company's videoconferencing technology. Additionally, the Company retained a fully paid, non-exclusive, non-transferable license for use in connection with its videoconferencing and enterprise collaboration products.

5. Acquisitions

        In March 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace business unit of General Dynamics Electronic Systems for $17.0 million in cash, of which the final payment of $2.0 million was paid in January 2002, 400,000 shares of the Company's common stock valued, for purposes of the transaction, at $10.00 per share, and, pursuant to the terms of the purchase agreement, the payment by the Company of approximately $1.0 million at the closing to cover the seller's transitional operating costs (net of revenue earned during the period) for the period between the signing of the purchase agreement and the closing of the transaction. The acquisition was accounted for as a purchase. The 400,000 shares issued were accompanied by an option allowing the seller to put the shares to the Company at $10.00 per share (the "Put Agreement"). The seller exercised the put option with respect to 110,000 shares in January 2002, and the shares were reacquired at an aggregate price of $1.1 million. The Put Agreement, as amended (the "Amended Put Agreement"), gave the seller the option to require the Company to repurchase the balance of 290,000 shares in 2004, unless during a certain time period the last reported closing price of the common stock had been equal to or greater than $11.00 per share for fifteen (15) consecutive trading days. As of December 31, 2002, common stock subject to the put option was reported as temporary equity.

        In July 2003, in connection with an amendment to a software development agreement, the seller agreed to terminate the Amended Put Agreement. Accordingly, as of December 31, 2003, the value associated with the 290,000 shares of common stock that are no longer subject to the put option, was included within stockholders equity.

        InfoWorkSpace products, which provide knowledge workers a secure virtual workspace for project and team collaboration, are currently used primarily by government organizations, including Defense Department agencies and the Intelligence Community.

        The total purchase price and related acquisition costs were recorded as follows:

(In thousands)
Equipment and improvements	$481
Prepaid software licenses	1,124
Goodwill (to be amortized over 5 years)	19,504
Other intangible assets (to be amortized over 1.5 to 3 years)	2,531
Deferred revenue	(1,125)

$22,515

        Certain factors negatively impacted expected sales of InfoWorkSpace product during 2001. During the fourth quarter of 2001, the Company determined the fair value of InfoWorkSpace product line had declined from the value at the date it was acquired. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluated the recoverability of its long-lived assets, including intangibles related to the InfoWorkSpace acquisition, and determined that the estimated future undiscounted cash flows were below their carrying value at December 31, 2001. Accordingly, the Company recorded an impairment charge of approximately $6.3 million in the fourth quarter of 2001, to reflect its estimate of the impairment of goodwill associated with the acquisition of InfoWorkSpace. The estimated fair value was based on anticipated future cash flows discounted at a rate of 18%, which the Company considered to be commensurate with the risk involved.

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

6. Inventories

        Inventories consist primarily of finished goods relating to legacy video conferencing hardware equipment. During 2002, the Company recorded provisions for obsolete and excess inventory totaling $3.7 million associated principally with the videoconferencing product line. At December 31, 2002, the stated inventory balance of approximately $112,000 was stated net of inventory reserves of approximately $5.1 million, including the increases to reserves made during 2002. During the year ended December 31, 2003 the Company was able to realize sales of its legacy videoconferencing hardware products of approximately $2.3 million. Accordingly, the inventory reserve was reduced through corresponding adjustments to the related inventory by approximately $1.2 million. At December 31, 2003, net inventory reserves are approximately $4.8 million and the carrying value of inventory is zero. While the Company now expects that there could be additional sales of legacy videoconferencing hardware products after the year ended December 31, 2003, although significantly less than the amount realized during 2003, current accounting rules and related interpretations, specifically Accounting Research Bulletin No. 43 (ARB 43), stipulate that the net inventory value cannot be marked up "based on changes in underlying facts and circumstances".

        Concurrent with the acquisition of the InfoWorkSpace product line, the Company entered into a license agreement with a third party software vendor. Under the terms of the agreement, the Company was obligated to purchase $7.5 million of software licenses over a two-year period ended March 2003. The third party software licenses are resold with the Company's InfoWorkSpace products. Through December 31, 2002, the Company had acquired approximately $2.4 million of licenses under the agreement. During 2002 the Company's sales consistently fell below the minimum requirements of the contract. In addition, the Company was unable to meet the minimum payment obligations. Accordingly, the Company negotiated a settlement with the vendor whereby the Company was relieved of the minimum purchase requirements under this agreement. In exchange, the Company forfeited any previously purchased licenses that were not activated as of December 31, 2002 and, as a result, wrote off approximately $300,000 of unused licenses as costs of sales.

7. Equipment and Improvements

        In the year ended December 31, 2002, the Company wrote off all equipment and improvements as a result of impairment and assets abandoned as part of a lease termination. The Company made no purchases of equipment or improvements in the year ended December 31, 2003.

8. Income taxes

        The provision (benefit) for income taxes is as follows:

	Year ended December 31
	2003	2002	2001
	(In thousands)
Current:
Federal	$(267)	$(2,908)	$(2,090)
State	—	—	(122)
Foreign	—	7	62

	$(267)	$(2,901)	$(2,150)

        The amount reported as income tax benefit in 2003 is the result of the reversal of tax reserves recorded in prior years. The amount reported as income tax benefit in 2002 is primarily a result of the

Federal Job Creation and Worker Assistance Act of 2002, enacted in March 2002, which allowed the Company to carryback net operating losses incurred in 2001 for a period of up to five years. The amount reported as income tax benefit in 2001 relates primarily to the reversal of tax reserves recorded in prior years. The Company determined that the tax reserves were no longer required because the related potential tax exposures were favorably resolved during the fourth quarter of 2001.

        The total income tax expense (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Federal income tax at statutory rate	$(373)	$(6,498)	$(11,386)
State income taxes, net of federal benefit	—	(126)	(320)
Foreign taxes, net	—	7	647
Research and development and other tax credits	—	—	(3,214)
Valuation allowance	1,038	3,978	13,594
Reversal of reserves recorded in prior years	(267)	(250)	(2,212)
Other	(665)	(12)	741

Total income tax expense (benefit)	$(267)	$(2,901)	$(2,150)

        The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

	Year ended December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Purchased intangibles	$5,903	$6,303
Net operating loss carryforwards	18,512	17,651
Research and development and other credits	5,166	4,360
Accruals and allowances not currently deductible for tax purposes	1,425	1,554
Depreciation and other	316	416
Valuation allowance	(31,322)	(30,284)

Total deferred tax assets	$—	$—

        At December 31, 2003, the Company has available net operating loss carryforwards of approximately $54,448,000 expiring at various dates through 2023, federal research and development credit carryforwards of approximately $2,383,000 expiring in varying amounts during the period 2018 through 2023 and state and research and development credit carryforwards of approximately $2,175,000 expiring in varying amounts during the period 2006 through 2017.

9. Other Non-Recurring Charges and Credits

        In June 2000, the Company settled its patent infringement suit against Accord in the United States District Court for the District of Massachusetts. The settlement agreement, which was recorded in the quarter ended June 30, 2000, provided, among other things, that the Company receive $6.5 million in return for a covenant not to sue with respect to the patents that were the subject of the litigation. The Company received the payment in 2000, net of foreign tax withholding of $975,000. The Company has not collected the final $975,000 that has been held in escrow, pending a resolution of certain tax matters related to the settlement with the tax authorities in Israel. As it has been unclear whether the Company will ultimately be successful collecting all or a portion of this final amount, the Company has provided a reserve against this on its balance sheet as of December 31, 2002 and 2003. Subsequent to year-end, there have been indications that an agreement with the tax authorities in Israel may be reached, and it is expected that the Company may collect some portion of the amount held in escrow. If and when a settlement is formally reached and amounts held in escrow are collected by the Company, the reserves referred to above would be reversed, with a corresponding effect on reported operating results, in the period of collection.

10. May 2001 and July 2002 Restructuring and Cost Reduction Plans

        In 2001, the Company implemented a restructuring and cost reduction plan to reduce operating costs in line with anticipated revenues with the ultimate objective of improving operating margins and becoming at least cash-flow neutral from operations. As a result of these actions, the Company recorded charges of approximately $2.0 million in the second quarter of 2001. These charges primarily represented severance costs related to the termination of 90 employees, constituting approximately 50% of the Company's workforce at the time the cost reduction plan was implemented. The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support. These costs were substantially paid prior to December 31, 2001.

        In July 2002, the Company implemented another restructuring and cost reduction plan, which consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operation of its videoconferencing product lines. The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support. Cost of the July restructuring was approximately $400,000, consisting principally of severance payments to foreign service employees, which were paid by December 31, 2002.

11. Commitments and Contingencies

        The Company rents its primary facility in Burlington, Massachusetts under an operating lease, which expires in 2005. The Company also leases office space in Colorado Springs, Colorado and Alexandria, Virginia for sales and development operations under leases that expire on various dates through November 2006. Future minimum lease payments at December 31, 2003 under these non-cancelable operating leases are approximately $279,000 in 2004, $223,000 in 2005, and $85,000 in 2006.

        Rent expense was approximately $361,000, $1,075,000 and $1,483,000 in 2003, 2002 and 2001, respectively.

12. Preferred Stock

        The Company has authorized 2,000,000 shares of undesignated Preferred Stock. Each series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors.

13. Benefit Plans

Stock option plans

        The Company's Amended and Restated 1991 Stock Incentive Plan (the "1991 Plan") provided for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, of up to 6,090,541 shares to officers, employees and consultants. The 1991 Plan had been administered by the Board of Directors. Options have been granted at a price not less than the fair market value on the date of grant. The options generally become exercisable over a four to five-year period and expire over a period not exceeding ten years. In February 2000, the Board of Director's approved the acceleration of all outstanding and future options granted pursuant to the 1991 Plan and the Company's Amended and Restated 1994 Non-Employee Director Stock Option Plan (the "Director Plan") upon a "Change in Control" or an "Acquisition" (as each such term is defined in the 1991 Plan); provided, however, that the vesting of no such option shall be so accelerated in the event that the holder thereof elects to forego such acceleration on or prior to the date of such Change in Control or Acquisition. The 1991 Plan terminated on March 31, 2001, and no further options are to be granted under the 1991 Plan subsequent to that date. At December 31, 2003, there were 809,702 shares reserved for issuance under the 1991 Plan.

        The 2001 Stock Incentive Plan was approved and adopted by the Board of Directors on April 11, 2001. The 2001 Stock Incentive Plan provides for the sale or award of common stock or the grant of non-qualified stock options to officers, directors, employees and consultants of the Company. The 2001 Stock Incentive Plan and the terms of grants and awards made pursuant to the 2001 Stock Incentive Plan are administered by the Board of Directors. Vesting of options granted under the 2001 Stock Incentive Plan accelerate upon change of control or acquisition as defined in the 2001 Stock Incentive Plan. As of December 31, 2003, the Company has reserved 5,000,000 shares of common stock for issuance under the 2001 Stock Incentive Plan, 927,000 shares of which are to be issued upon exercise of outstanding options granted under such plan. Accordingly, there are 4,073,000 options available for grant pursuant to the 2001 Stock Incentive Plan. The 2001 Stock Incentive Plan will terminate on April 11, 2011.

Non-employee director stock option plan

        In April 1995, the Board of Directors and shareholders approved the Director Plan, which was most recently amended by the Board of Directors on June 5, 2002. The Director Plan provides that the Board of Directors, at its discretion, is permitted to grant options to non-employee directors, subject to terms and conditions as determined by the Board of Directors. No options may be granted after the tenth anniversary of the date of adoption of the Director Plan and no person may be granted options under the Director Plan to purchase more than an aggregate of 45,000 shares of Common Stock. Options are granted at a price equal to the fair market value on the date of grant. Unless otherwise specified by the Board of Directors at the time of grant, options granted under the Director Plan become exercisable over a four-year period, and the term of the options is ten years from the date of grant. As of December 31, 2003 200,000 shares of Common Stock have been reserved for issuance under the Director Plan, of which 108,000 were available for future grant.

        A summary of option activity under the 2001 Stock Incentive Plan, the 1991 Plan and the Director Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	2,992,413	$5.79
Granted	847,475	1.30
Terminated	(1,201,876)	6.27
Exercised

Outstanding at December 31, 2001	2,638,012	$5.74
Granted	1,259,475.23
Terminated	(1,811,410)	3.17
Exercised	(1,750)	.29

Outstanding at December 31, 2002	2,084,327	$4.66
Granted	770,250.19
Terminated	(981,125)	3.76
Exercised	(66,750)	.15

Outstanding at December 31, 2003	1,806,702	$3.29

        Related information for options outstanding and exercisable as of December 31, 2003 under these benefit plans is as follows:

Range of exercise prices	Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$.11 — $.90	997,000	8.87	$.18
1.25 — 3.00	127,500	7.11	1.77
3.63 — 7.88	432,202	5.06	7.50
9.13	250,000	6.14	9.13

	1,806,702		$3.29

Range of exercise prices	Exercisable Options	Weighted Average Exercise Price
$.11 — $.90	522,062	$.22
1.25 — 3.00	88,283	1.78
3.63 — 7.88	423,077	7.55
9.13	234,375	9.13

	1,267,797	$4.42

Employee stock purchase plan

        The Company has an Employee Stock Purchase Plan (the "Stock Purchase Plan") under which eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 900,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. No shares were issued under the Stock Purchase Plan during fiscal year 2003. As of December 31, 2003, 555,081 shares have been issued pursuant to the Stock Purchase Plan.

Savings plan

        The Company sponsors a savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Contributions from the Company are made at the discretion of the Board of Directors and approximated $30,000 in 2003, $85,000 in 2002 and $182,000 in 2001.

14. Quarterly financial information (unaudited)

	Quarter ended
	March 31 (1)	June 30	September 30 (2)	December 31
2003
Revenue	$2,400	$2,065	$1,602	$2,150
Gross profit	1,548	913	598	1,430
Income (loss) from operations	(125)	(647)	(619)	274
Net income (loss)	(122)	(644)	(619)	557
Net income (loss) per share—basic and diluted	(.01)	(.05)	(.05)	.04
2002
Revenue	$2,658	$3,207	$2,650	$2,858
Gross profit (loss)	1,260	(908)	1,282	1,518
Loss from operations	(3,873)	(8,512)	(2,212)	(497)
Income (loss) before cumulative effect of Change in accounting principle	(1,220)	(8,504)	(1,595)	3,421
Cumulative effect of change in accounting Principle	(10,667)
Net income (loss)	(11,887)	(8,504)	(1,595)	3,421
Income (loss) per share before cumulative Effect of change in accounting principle	(.09)	(.62)	(.12)	.25
Net loss per share—basic and diluted	(.87)	(.62)	(.12)	(.25)

(1)
The operating results for the first quarter of fiscal 2002 have been restated to reflect the cumulative effect of $10.7 million related to the adoption of SFAS 142, "Goodwill and Other Intangible Assets."

(2)
The operating results for the third quarter of fiscal 2002 have been restated to reflect the loss on liquidation of foreign subsidiaries of approximately $619,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        The Company's management, including the person currently acting as both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned, "Proposal No. 1—Election of Directors" and "Section 16(a)—Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 26, 2004. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned, "Executive Officers of the Registrant" in Part I.

        The company has adopted, ratified and approved a Code of Business Conduct and Ethics (the "Code") that applies to all of the Company's employees, including its executive officer, and directors. The Company intends to satisfy the disclosure requirement regarding the availability of the Code, as well as the waiver of any provision of the Code applicable to any executive officer or director, by posting the Code and such information on its website. The Company shall also provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o Investor Relations, Northwest Park, 154 Middlesex Turnpike, Burlington, Massachusetts 01803.

ITEM 11. EXECUTIVE COMPENSATION

        The information required with respect to this item may be found in the sections captioned "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 26, 2004. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information found in the section captioned, "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 26, 2004 is incorporated herein by reference.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2003 about the Company's equity compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	879,702	(1)	$6.55	452,919	(2)
Equity compensation plans not approved by security holders	927,000	(3)	$0.21	4,073,000	(4)
Total	1,806,702		$3.29	4,525,919

(1)
Includes 809,702 shares of common stock to be issued upon exercise of outstanding options under the Amended and Restated 1991 Stock Incentive Plan and 70,000 shares of common stock to be issued upon exercise of outstanding options under the 1994 Non-Employee Director Option Plan.

(2)
Includes 108,000 shares of common stock remaining available for future issuance under the 1994 Non-Employee Director Option Plan and 344,919 shares of common stock remaining available for future issuance under the 1995 Employee Stock Purchase Plan. The Amended and Restated 1991 Stock Incentive Plan terminated on March 31, 2001, and no additional options may be granted under that plan.

(3)
Represents shares of common stock to be issued upon exercise of outstanding options under the 2001 Stock Incentive Plan.

(4)
Represents shares of common stock remaining available for future issuance under the 2001 Stock Incentive Plan.

        A description of the 2001 Stock Incentive Plan is included in Note 13 to the Company's Consolidated Financial Statements set forth herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required with respect to this item may be found in the section captioned, "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 26, 2004. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

        The aggregate fees billed for professional services rendered by Brown & Brown LLP and Ernst &Young LLP for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003 and December 31, 2002 totaled $54,000 and $130,000 respectively.

Audit-Related Fees

        The aggregate fees billed for professional services rendered by Brown & Brown, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's annual financial statements for the fiscal yeas ended December 31, 2003 and December 31,

2002 totaled $10,500. Such services consisted of a review of the Company's 2003 quarterly reports Form 10-Q.

Tax Fees

        The aggregate fees billed for professional services rendered by Gray, Gray and Gray, LLP for tax compliance, tax advice and tax planning services for the fiscal year ended December 31, 2003 totaled $26,500. Such services consisted of the preparation and filing of the federal and state tax returns for years ended December 31, 2001 and 2002.

All Other Fees

        The aggregate fees billed for all other services rendered by Gray, Gray and Gray, LLP and Ernst & Young LLP for fiscal years ended December 31, 2003 and December 31, 2002 totaled $40,750 and $104,150 respectively. Such services consisted of reviewing the financial statements included in the Company's quarterly reports on Form 10-Q, audits of the Company's 401K plan, GAAP related research, international tax and business operation advisory services, and various matters relating to SEC compliance.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) Documents Filed as Part of Form 10-K

1.
Consolidated Financial Statements. The following consolidated financial statements and supplementary data are included in Part II-Item 8 filed as part of this report:

•
Report of Independent Auditors

•
Consolidated Balance Sheets as of December 31, 2003 and 2002

•
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

•
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001

•
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

•
Notes to Consolidated Financial Statements

•
Quarterly Financial Information (unaudited)

2.
Financial Statement Schedule.

•
Schedule II—Valuation and Qualifying Accounts

  Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

3.
List of Exhibits.

Exhibit Number	Description of Exhibit
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Amended and Restated By-Laws of the Registrant.
4.1*	Specimen Stock Certificate.
10.1*+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2*	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3*+	1995 Employee Stock Purchase Plan of the Registrant.
10.15*	License Agreement dated January 2, 1995 between the Registrant and Datapoint Corporation.
10.16*	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.17********	Lease for 154 Middlesex Turnpike, Burlington, MA dated as of June 26, 2002 between the Registrant and Peter C. Nordblom and John Macomber, as Trustees of N.W. Building 24 Trust.
10.19***+	Employment Agreement dated January 22, 1998 between the Registrant and Khoa D. Nguyen.
10.20****	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended.
10.21(a)*****	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.
10.21(b)********	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government Systems Corporation.
10.22******+	2001 Stock Incentive Plan of the Registrant.
10.23*******	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.24*******	License Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.25*******	Promissory Note dated as of August 1, 2002 made by the Registrant in favor of Tandberg Telecom AS.
10.26*******	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.27*******	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant and Tandberg Telecom AS.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP
23.2	Consent of Brown & Brown, LLP
31.1	Consent of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+	Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.
*	Incorporated by reference from the Company's Registration Statement on Form S-1.
**	Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
***	Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.
****	Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
*****	Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2001.
******	Incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.
*******	Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2002.
********	Incorporated by reference from the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

(b)   Reports on Form 8-K

        The Company filed a report on Form 8-K during the quarter ended December 31, 2003 in connection with a change in the company's auditors. This report is incorporated herein by reference.

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

EZENIA! INC.
By:	/s/ KHOA D. NGUYEN Khoa D. Nguyen Chairman, Chief Executive Officer, President and Chief Financial Officer (Principal Financial and Accounting Officer, Authorized Officer) Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KHOA D. NGUYEN Khoa D. Nguyen	Chairman, Chief Executive Officer, President and Chief Financial Officer (Principal Financial and Accounting Officer, Authorized Officer)	March 30, 2004
/s/ KEVIN P. HEGARTY Kevin P. Hegarty	Director	March 30, 2004

EZENIA! INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A—Description	Column B	Column C—Additions		Column D	Column E
Accounts Receivable Allowances	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions— Uncollectible Accounts Written-off	Balance at End of Period
Year Ended December 31, 2003	$1,096,009	$(50,000)	$276,589	$(254,336)	$1,068,262
Year Ended December 31, 2002	914,018	250,000	—	$(68,009)	$1,096,009
Year Ended December 31, 2001	716,238	100,000	97,780	—	914,018

S-ii