Form 10-Q
period 2004-03-31
EZENIA INC
filed 2004-05-17
CIK 943894

Version 1 (4-18-03)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐     No  ☒

The number of shares outstanding of the registrant’s Common Stock as of May 3, 2004 was 14,128,380.

EZENIA! INC.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Management’s Discussion and Analysis section of Ezenia!’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003, such as the evolution of Ezenia!'s market, its dependence on major customers, rapid technological change and competition within the collaborative software market, its reliance on third party technology, protection of its propriety technology, its history of liquidity concerns and operating losses, and other considerations that are discussed in this report.

The forward-looking statements contained in this report represent the Company’s judgment as of the date of this report.  Ezenia! cautions readers not to place undue reliance on such statements.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$3,809	$2,316
Accounts receivable, less allowances of $1,068	952	2,745
Prepaid software licenses	2,517	1,724
Prepaid expenses and other current assets	265	297
Total current assets	7,543	7,082

Equipment and improvements, net of accumulated depreciation	17	—

Total Assts	$7,560	$7,082

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	631	185
Accrued expenses	172	205
Employee compensation and benefits	170	186
Accrued license costs	537	920
Deferred revenue	4,997	5,034
Total current liabilities	6,507	6,530

Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized, 14,781,817 issued and 14,121,380outstanding at March 31, 2004; 14,360,817 issued and 13,700,380 outstanding at December 31, 2003	148	140
Capital in excess of par value	63,633	63,549
Accumulated deficit	(59,867)	(60,276)
Treasury stock 660,437 shares at cost	(2,861)	(2,861)
	1,053	552
	$7,560	$7,082

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues
Product and service revenue	$2,625	$2,400
Cost of revenues
Cost of product and service revenue	1,047	852
Gross profit	1,578	1,548

Operating expenses
Research and development	290	715
Sales and marketing	264	400
General and administrative	405	283
Occupancy and other facilities related expenses	213	275
Total operating expenses	1,172	1,673

Income (loss) from operations	406	(125)

Other income	3	3

Net Income (loss)	$409	$(122)

Basic and diluted earnings (loss) per share:	$0.03	$(0.01)

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net income (loss)	$409	$(122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	1,793	354
Inventories	—	112
Prepaid software licenses	(793)	(1,491)
Prepaid expenses and other current assets	32	(56)
Accounts payable and accrued expenses	14	180
Income taxes	—	(12)
Deferred revenue	(37)	1,224
Net cash provided by operating activities	1,418	189

Investing activities
Capital Expenditures	17	—

Financing activities
Net proceeds from issuance of stock under employee benefit plans	92	—

Change in cash and cash equivalents	1,493	189
Cash and cash equivalents at beginning of period	2,316	2,403
Cash and cash equivalents at end of period	$3,809	$2,592

See accompanying notes.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.  Going Concern

The Company, although profitable on an overall and operating basis this quarter, has incurred substantial recurring operating losses and negative cash flows, and at March 31, 2004, has limited cash resources.  Recently, the Company has been able to realize increased revenues, and has experienced improvement in its gross profit and operating margins.  However, the Company’s ability to continue as a going concern is dependent upon its ability to maintain the recent increases in its revenue and improvements in its operating margins or raise additional capital.

The Company has made efforts to implement cost saving measures, such as the use of temporary consultants and has negotiated reduced licensing costs from its third party suppliers of software.  As a result of these continued cost saving initiatives, the Company has reduced its current quarterly cash-flow breakeven point. Operating costs were in line with the Company’s expectations for the quarter ended March 31, 2004.  The Company’s success in achieving its goal of being cash flow neutral is largely dependent on whether it can meet its future revenue targets. The Company did not achieve its new order bookings target for InfoWorkSpace products during the quarter ended March 31, 2004, although it did achieve its target in the two most recent quarters prior to this one.  Given this inconsistency in achieving its bookings targets, there can be no assurances that the Company can achieve the above mentioned quarterly cash flow forecasts or the new order bookings targets for the remainder of 2004 and beyond, nor raise additional capital on terms acceptable to the Company.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.  Revenue and cost recognition

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

Revenue from product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission.  Maintenance revenue is deferred and recognized ratably over the term of the applicable agreement.  Revenue from products and services related to the Company’s legacy videoconferencing equipment is expected to continue to decline. Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements, or for product sales in advance of revenue recognition.

Costs of revenues include material costs, costs of software licenses, manufacturing labor and overhead, and customer support costs.  The Company’s InfoWorkSpace product incorporates third party technology in the form of software licenses, which the Company purchases from other software vendors.  Software licenses purchased from vendors are reported as prepaid licenses and amortized to cost of revenue over the subscription period.

4.  Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, which uses the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company's management recorded a valuation allowance against the deferred tax assets as management believes it is more likely than not that they will not be realized.

5.  Net earnings (loss) per share

The Company reports earnings (loss) per share in accordance with the SFAS No. 128, “Earnings per Share.”  Diluted earnings (loss) per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings (loss) per share for the quarter ending March 31, 2004 and 2003 are as follows:

	2004	2003
Basic	14,121,380	13,633,630
Dilutive impact from outstanding stock options	272,603	—
Diluted	14,393,983	13,633,630

Approximately 1,180,399 and 2,595,577 outstanding stock options were excluded from the calculation of diluted earnings per share in the three months ending March 31, 2004 and 2003, respectively because these options were anti-dilutive.

6.  Accounting for stock-based compensation

The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,.” (APB 25) and related interpretations rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.”  No compensation expense has been recognized by the Company for its stock option plans and its stock purchase plan.

Pro-forma information regarding net income (loss) per share, as if the Company had used the fair value method of SFAS No. 123 to account for stock options issued under its various stock option plans is presented below for the quarters ended March 31, 2004 and 2003.  The fair value of stock activity under these plans was estimated at the date of grant using a Black-Scholes option-pricing model.

(in thousands)	March 31, 2004	March 31, 2003
Net Income (loss), as reported	$409	$(122)
Deduct: total stock-based employee compensation determined under fair value based methods	(93)	(347)
Pro forma net income (loss)	$316	$(469)

Net income (loss) per share as reported
Basic and diluted
As reported	$0.03	$(0.01)
Pro-forma	$0.02	$(0.03)

7.  Subsequent Event

In June 2000, the Company settled its patent infringement suit against Accord in the United States District Court for the District of Massachusetts. The settlement agreement provided, among other things, that the Company receive $6.5 million, which was received net of foreign tax withholding of $975,000, pending a resolution of certain tax matters related to the settlement with the tax authorities in Israel. Subsequent to the quarter ending March 31, 2004, the Company reached a settlement agreement with the Israeli Tax Commission (ITC), resulting in the receipt by the Company of cash proceeds related to the disputed amount, net of interest earned and associated fees, of approximately $706,000.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue Revenue increased to $2.6 million for the quarter ended March 31, 2004 from $2.4 million reported for the quarter ended March 31, 2003.  The increase in revenue was principally related to an increase of 84.6% in revenues of InfoWorkSpace products for the quarter ended March 31, 2004 over the same period in 2003 offset by a decrease of approximately $800 thousand in revenue from legacy videoconferencing products.  InfoWorkSpace revenues were $2.4 million for the three-month period ended March 31, 2004 as compared to $1.3 million for the quarter ended March 31, 2003.  InfoWorkSpace product related revenues accounted for 91.4% of total revenues for the quarter ended March 31, 2004 as compared to 55.4% for the same period in 2003.  The Company expects its’ legacy videoconferencing products and related services to continue to decline.

Revenue from international markets accounted for approximately 3% and 25% of revenue for the quarters ended March 31, 2004 and 2003, respectively.

Gross Profit  Cost of revenues includes material costs, costs of third party software licenses, manufacturing labor and overhead and customer support costs.  Gross profit as a percentage of revenue was 60.1% for the quarter ended March 31, 2004 as compared to 64.5% for the quarter ended March 31, 2003.  The decrease in gross margin is primarily attributable to the continued decline in the sale of the Company’s legacy videoconferencing products and services.  Excluding legacy videoconferencing products and services, the gross margin increased to 61.5% in the quarter ended March 31, 2004 as compared to 54.3% for the quarter ended March 31, 2003.

Research and Development  Research and development expenses decreased to approximately $290 thousand for the quarter ended March 31, 2004 from approximately $715 thousand for the quarter ended March 31, 2003. The 59.4% decrease is primarily related to the Company’s continued cost savings inititiatives undertaken in 2003.

Sales and Marketing  Sales and marketing expenses decreased to approximately $264 thousand for the quarter ended March 31, 2004 from approximately $400 thousand for the quarter ended March 31, 2003.  The 34.0% decrease was primarily due to the Company’s cost savings initiatives undertaken in 2003 to better align its cost structure with its revenues as well as reduced costs associated with the Company’s legacy videoconferencing products

General and Administrative  General and administrative expenses increased to approximately $405 thousand for the quarter ended March 31, 2004 from approximately $283 thousand for the quarter ended March 31, 2003.  The 43.1% increase was primarily due to increased costs related to the use of consultants and professional fees related to enhancements and improvements in its internal control environment undertaken in the latter half of 2003.

Occupancy and Other Facilities Related Expenses  Occupancy costs were approximately $213 thousand during the three month period ended March 31, 2004 as compared to approximately $275 thousand for the corresponding period of the previous year.  Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company’s headquarters facility in Burlington, Massachusetts, and two other sales and development offices in the United Sates, in Colorado and Virginia.  The decreased spending was primarily due to cost savings associated with an office move in Colorado and realization of cost saving initiatives undertaken by the Company in 2003 to better align its cost structure with its revenues.

Other Income  Other income consists of interest income on cash, cash equivalents and marketable securities. Interest income, net, remained constant at approximately $3 thousand in the quarters ended March 31, 2004 and 2003.

Income Taxes  At December 31, 2003, the Company has available net operating loss carryforwards of approximately $54.4 million expiring at various dates through 2023, federal research and development credit carryforwards of approximately $2.3 million expiring in varying amounts during the period 2018 through 2023 and state and research and development credit carryforwards of approximately $2.1 million expiring in varying amounts during the period 2006 through 2017.  With these available carryforwards, the Company does not believe a provision for income taxes is required as of March 31, 2004.

Other Factors Which May Affect Future Operations  There are a number of business factors which singularly or combined may affect the Company’s future operating results.  Some of them, including our ability to further develop our enterprise collaboration software business, liquidity, dependence on major customers, reduced demand for traditional videoconferencing products, third party technology, evolving markets, rapid technological change, competition, protection of proprietary technology, retention of key employees, and Board of director recruitment have been outlined in the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

Although it appears that operations have substantially stabilized over the last half of 2003 and continuing on into the first quarter of 2004, the Company has incurred significant recurring operating losses and negative cash flows in the past. The Company’s ability to continue as a going concern is dependent upon its ability to maintain the recent increases in its revenue and improvements in its operating margins or raise additional capital.

At March 31, 2004, the Company had cash and cash equivalents of approximately $3.8 million, and net income for the quarter of approximately $409,000. The Company had a loss from operations of $1.1 million and a net loss of approximately $828,000 for the year ended December 31, 2003.

Subsequent to the quarter ended March 31, 2004, the Company reached a settlement agreement with the Israeli Tax Commission resulting in the receipt of cash proceeds related to the disputed amount, net of interest earned and associated fees, of approximately $706,000.  The receipt of the net proceeds of this settlement, along with the improvements in our gross profit margin related to InfoWorkSpace and the reductions we have realized in our operating expense run rate, has strengthened the Company’s financial position.

The Company has made efforts to implement cost saving measures, and accordingly, due to these continued cost saving initiatives, the Company believes, has reduced its current quarterly cash flow breakeven point.  Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

Operating costs were in line with the Company’s expectations for the quarter ended March 31, 2004.  Order bookings, which are purchase orders placed by customers, are properly not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order.  The Company’s success in achieving its goal of being, at a minimum, cash-flow neutral, is largely dependent on whether it can continue to meet its future order bookings, and related revenue targets.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

To date, the Company has not utilized derivative financial instruments or derivative commodity instruments. The Company invests cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper and short-term money market funds. These investments are subject to minimal credit and market risk and the Company has no interest-bearing debt.  A 10% change in interest rates would not have a material impact on the Company’s financial position, operating results or cash flows.  The Company has closed its foreign offices, and sales to foreign customers from the United Sates are in U.S. dollars.  Therefore, the Company has no significant foreign currency risk.

Item 4.                    Controls and Procedures

The Company’s management, including the person currently acting as both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, within the 90 days prior to the date of this report.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 5.       Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number	Description of Exhibit

31.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2	Certificate of Khoa D. Nguyen, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certificate of Khoa D. Nguyen, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., Northwest Park, 154 Middlesex Turnpike, Burlington, MA 01803.

(b)                     Reports on Form 8-K

A report on Form 8-K was filed during the quarter ended March 31, 2004 reporting the Company’s  2003 fourth quarter and annual financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.

Date: May 17, 2004	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, President and Chief Financial Officer (Principal Financial and Accounting Officer, Authorized Officer)