Form 10-Q
period 2004-06-30
EZENIA INC
filed 2004-08-16
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes  ☐     No   ☒

The number of shares outstanding of the registrant’s Common Stock as of August 4, 2004 was 14,121,380.

EZENIA! INC.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Management’s Discussion and Analysis section of Ezenia!’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003, such as the evolution of Ezenia!’s market, its dependence on major customers, rapid technological change and competition within the collaborative software market, its reliance on third party technology, protection of its propriety technology, its history of liquidity concerns and operating losses, and other considerations that are discussed in this report.

The forward-looking statements contained in this report represent Ezenia!’s judgment as of the date of this report.  Ezenia! cautions readers not to place undue reliance on such statements.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, Launchpad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$4,365	$2,316
Accounts receivable, less allowances of $1,007 at June 30, 2004 and $1,068 at December 31, 2003	1,264	2,745
Prepaid software licenses	2,335	1,724
Prepaid expenses and other current assets	218	297
Total current assets	8,182	7,082

Equipment and improvements, net of accumulated depreciation	45	—

Total assets	$8,227	$7,082

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	710	185
Accrued expenses	237	205
Employee compensation and benefits	172	186
Accrued license costs	13	920
Deferred revenue	4,939	5,034
Total current liabilities	6,071	6,530

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,00 shares authorized none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 14,781,817 issued and 14,121,380 outstanding at June 30, 2004; 14,360,817 issued and 13,700,380 outstanding at December 31, 2003	148	144
Capital in excess of par value	63,633	63,545
Accumulated deficit	(58,764)	(60,276)
Treasury stock at cost 660,437 shares at June 30, 2004 and December 31, 2003	(2,861)	(2,861)
	2,156	552
Total liabilities and stockholders’ equity	$8,227	$7,082

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Product and service revenue	$2,486	$2,065	$5,111	$4,465

Cost of revenues
Cost of product and service revenue	880	1,152	1,927	2,004
Gross profit	1,606	913	3,184	2,461

Operating expenses
Research and development	294	615	584	1,329
Sales and marketing	363	159	627	559
General and administrative	447	613	852	1,011
Occupancy and other facilities related expenses	115	173	328	334
Total operating expenses	1,219	1,560	2,391	3,233

Income (loss) from operations	387	(647)	793	(772)

Other income (expense)
Interest income	76	3	79	6
Settlement fees	(179)	—	(179)	—
	(103)	3	(100)	6

Income (loss) before income taxes	284	(644)	693	(766)
Income tax benefit	819	—	819	—

Net income (loss)	$1,103	$(644)	$1,512	$(766)

Basic and diluted net earnings (loss) per share:
Basic	$0.08	$(0.05)	$0.11	$(0.06)
Diluted	$0.08	$(0.05)	$0.10	$(0.06)
Weighted average common shares:
Basic	14,121,380	13,663,630	14,121,380	13,663,630
Diluted	14,546,441	13,663,630	14,538,392	13,663,630

 See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net income (loss)	$1,512	$(766)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	1	—

Changes in operating assets and liabilities:
Accounts receivable	1,481	626
Inventories	—	112
Prepaid software licenses	(611)	(952)
Prepaid expenses and other current assets	79	(51)
Accounts payable and accrued expenses	(365)	(124)
Income taxes	—	(19)
Deferred revenue	(95)	425
Net cash provided by (used in) operating activities	2,002	(749)

Investing activities
Capital expenditures	(45)	—

Financing activities
Proceeds from issuance of stock options exercised	92	—
Change in cash and cash equivalents	2,049	(749)
Cash and cash equivalents at beginning of period	2,316	2,403
Cash and cash equivalents at end of period	$4,365	$1,654

See accompanying notes.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia!, Inc. and its wholly owned subsidiaries (the “Company”).  In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation of the results of these interim periods.   Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.     Going Concern

The Company, although profitable on an overall and operating basis for the three and six months ended June 30, 2004, has incurred substantial recurring operating losses and negative cash flows in the past.  Recently, the Company has been able to realize increased revenues, and has experienced improvement in its gross profit and operating margins.   However, the Company’s ability to continue as a going concern is dependent upon its ability to meet revenue and order booking targets, maintain the recent improvements in its operating margins, or raise additional capital.

The Company has made efforts to implement cost saving measures, such as the use of temporary consultants, and has negotiated reduced licensing costs from its third party suppliers of software.  As a result of these continued cost saving initiatives, the Company has reduced its current quarterly cash-flow breakeven point.  The Company’s success in achieving its goal of being cash flow neutral is largely dependent on whether it can meet its future revenue targets.   There can be no assurances that the Company can achieve the above mentioned quarterly cash flow forecasts for the remainder of 2004 and beyond, nor raise additional capital on terms acceptable to the Company.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.     Reclassification

Certain amounts in the prior periods have been reclassified to remain consistent with current fiscal year financial statement presentation.

4.     Revenue Recognition

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

Products and software licenses are sold without any contractual right of return to the customer.  Revenue for the performance of services, and any related costs, are recognized as the services are performed.

Revenue associated with contracts that are deliverable or milestone-based, and require our customers’ acceptance, is recognized upon their acceptance in accordance with terms of the contract.  The associated cost recognition with these deliverables or milestones are deferred until the terms of acceptance are satisfied and revenue is recognized.

Revenue from product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission.

Costs of revenues include material costs, costs of third party software licenses, manufacturing labor and overhead, and customer support costs.  The Company’s InfoWorkSpace product incorporates third party technology in the form of software licenses, which the Company purchases from other software vendors.  Software licenses purchased from vendors are reported as prepaid licenses and amortized to cost of revenue over the subscription period.

5.     Settlement Fees

In June 2000, the Company settled its patent infringement suit against Accord in the United States District Court for the District of Massachusetts. The settlement agreement provided, among other things, that the Company receive $6.5 million, which was received net of foreign tax withholding of $975 thousand, pending a resolution of certain tax matters related to the settlement with the tax authorities in Israel. In April 2004, the Company reached a settlement agreement with the Israeli Tax Commission (ITC), resulting in the receipt by the Company of cash proceeds related to the disputed amount, net of interest earned, tax withholding, and approximately $179 thousand in settlement fees.

6.     Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company may utilize net operating losses in this fiscal year however, due to a history of net losses, management has recorded a valuation allowance against the deferred tax assets, as management believes it is more likely than not that they will not be realized.

At December 31, 2003, the Company has available net operating loss carryforwards of approximately $54.4 million expiring at various dates through 2023, federal research and development credit carryforwards of approximately $2.3 million expiring in varying amounts during the period 2018 through 2023, and state research and development credit carryforwards of approximately $2.1 million expiring in varying amounts during the period 2006 through 2017.  With these available carryforwards, the Company does not believe a provision for income taxes is required or necessary as of June 30, 2004.  The tax benefit recognized in the current quarter is the result of the Company’s settlement with the Israeli Tax Commission (“ITC”), which resulted in the receipt of $975 thousand in foreign tax withholding in April 2004 net of approximately $156 thousand of withholding tax on the gross settlement amount.

7.              Net Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with the SFAS No. 128, “Earnings per Share.”  Diluted earnings (loss) per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings (loss) per share for the three and six months ending June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic	14,121,380	13,633,630	14,121,380	13,633,630
Dilutive impact from outstanding stock options	425,061	—	417,012	—
Diluted	14,546,441	13,633,630	14,538,392	13,633,630

Approximately 1,023,691 and 2,463,228 outstanding stock options in the three months ending June 30, 2004 and 2003, and 1,031,740 and 2,463,228 outstanding stock options for the six months ending June 30, 2004 and 2003, were excluded from the calculation of diluted earnings per share respectively because these options were anti-dilutive.

8.  Accounting for Stock-Based Compensation

The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,.” (APB 25) and related interpretations rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company has not recognized compensation expense for its stock option plans and its stock purchase plan.

Pro-forma information regarding net income (loss) per share, as if the Company had used the fair value method of SFAS No. 123 to account for stock options issued under its various stock option plans, is presented below for the three and six months ended June 30, 2004 and 2003.  The fair value of stock activity under these plans was estimated at the date of grant using a Black-Scholes option-pricing model.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Net income (loss), as reported	$1,103	$(644)	$1,512	$(766)
Deduct: total stock-based employee compensation determined under fair value based methods	(18)	(214)	(111)	(561)
Pro forma net income (loss)	$1,085	$(858)	$1,401	$(1,327)

Net income (loss) per share as reported:
Basic	$0.08	$(0.05)	$0.11	$(0.06)
Diluted	$0.08	$(0.05)	$0.10	$(0.06)
Net income (loss) per share pro-forma:
Basic	$0.08	$(0.06)	$0.10	$(0.10)
Diluted	$0.07	$(0.06)	$0.10	$(0.10)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 2004 compared to Three months ended June 30, 2003

Revenue   Revenue increased to approximately $2.5 million for the three months ended June 30, 2004 from approximately $2.1 million reported for the three months ended June 30, 2003.  This increase in revenue was related to a 21.1% increase in revenues of InfoWorkSpace products for the three months ended June 30, 2004 over the same period in 2003.  InfoWorkspace revenues were approximately $2.3 million for the three months ended June 30, 2004 as compared to approximately $1.9 million for the three-month period ended June 30, 2003.  Revenue from legacy videoconferencing products remained flat at approximately $200 thousand for both three-month periods.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 3% and 10% of revenue for the three months ended June 30, 2004 and 2003, respectively.

Gross Profit   Cost of revenues includes material costs, costs of third party software licenses, manufacturing labor and overhead, and customer support costs.  Gross profit as a percentage of revenue was 64.6% for the three months ended June 30, 2004 as compared to 44.2% for the three months ended June 30, 2003.  The increase in gross margin is primarily attributed to reduced InfoWorkSpace licensing costs from third party software suppliers.

Research and Development   Research and development expenses decreased to approximately $294 thousand for the three months ended June 30, 2004 from approximately $615 thousand for the three months ended June 30, 2003. The 52.2% decrease is primarily related to the Company’s continued cost savings initiatives, originally undertaken in 2003.

Sales and Marketing   Sales and marketing expenses increased to approximately $363 thousand for the three months ended June 30, 2004 from approximately $159 thousand for the three months ended June 30, 2003.  The 128.3% increase is primarily related to salary and commission costs associated with an increase in InfoWorkSpace sales personnel as well as higher consultant costs.

General and Administrative   General and administrative expenses decreased to approximately $447 thousand for the three months ended June 30, 2004, from approximately $613 thousand for the three months ended June 30, 2003.  The 27.1% decrease is primarily related to the Company's continued cost savings initiatives and bad debt recoveries.

Occupancy and Other Facilities Related Expenses   Occupancy costs were approximately $115 thousand for the three months ended June 30, 2004 as compared to approximately $173 thousand for the three months ended June 30, 2003.  Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company’s headquarters facility in Burlington, Massachusetts, and two sales and development offices in the United States.  The decreased spending was primarily due to cost savings associated with an office move in Colorado.

Other Income (expense)   Other income consists of interest income on cash, cash equivalents, and other non-operating income and expense.  Interest income was approximately $76 thousand in the current quarter, as compared with interest income of approximately $3 thousand in the three months ended June 30, 2003.  The increase is primarily related to the interest earned on the Company’s settlement reached with the ITC resulting in the receipt of $975 thousand in foreign tax withholding in April 2004 in its patent infringement suit in June 2000. Other expense consists of one-time fees associated with the ITC settlement.

Six Months ended June 30, 2004 compared to Six Months ended June 30, 2003

Revenue   Revenue increased to approximately $5.1 million for the six months ended June 30, 2004, compared to approximately $4.5 million for the six months ended June 30, 2003.  The 13.3% increase in revenue was principally related to a 46.8% increase in sales of the Company’s InfoWorkSpace products and services, which accounted for revenue of approximately $4.7 million for the six months ended June 30, 2004, as compared to approximately $3.2 million for the comparable period in 2003.  This increase was partially offset by a decrease in revenue related to sales of the Company’s legacy videoconferencing products and services of approximately $900 thousand, from $1.3 million for the six months ended June 30, 2003, to approximately $400 thousand for the six months ended June 30, 2004.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 3% and 18% for the six months ended June 30, 2004 and 2003 respectively.

Gross Profit   Cost of revenues includes material costs, costs of third party software licenses, manufacturing labor and overhead and customer support costs.  Gross profit as a percentage of revenue was 62.3% for the six months ended June 30, 2004 as compared to 55.1% for the six months ended June 30, 2003. The increase in gross margin is primarily attributed to reduced InfoWorkSpace licensing costs from third party software suppliers.

Research and Development   Research and development expenses decreased to approximately $584 thousand for the six months ended June 30, 2004 from approximately $1.3 million for the six months ended June 30, 2003. The 56.1% decrease is primarily related to the Company’s continued cost savings initiatives, originally undertaken in 2003 to better align its cost structure with its revenues.

Sales and Marketing   Sales and marketing expenses increased to approximately $627 thousand for the six months ended June 30, 2004 from approximately $559 thousand for the six months ended June 30, 2003.  The 12.1% increase is primarily related to salary and commission costs associated with an increase in InfoWorkSpace sales personnel as well as higher consultant costs.

General and Administrative   General and administrative expenses decreased to approximately $852 thousand for the six months ended June 30, 2004 as compared to approximately $1.0 million for the six months ended June 30, 2003.  The 15.7% decrease is primarily related to the Company's continued cost savings initiatives and bad debt recoveries, offset by increasd investor relation costs and increased costs related to the use of consultants and professional fees in the first quarter of 2004.

Occupancy and Other Facilities Related Expenses   Occupancy costs were approximately $328 thousand for the six months ended June 30, 2004 as compared to approximately $334 thousand for the corresponding period of the previous year.  Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company’s headquarters facility in Burlington, Massachusetts, and two sales and development offices in the United States. The decreased spending was primarily due to cost savings associated with an office move in Colorado.

Other Income (Expense)   Other income consists of interest income on cash, cash equivalents, and other non-operating income and expense.   Interest income was approximately $79 thousand in the six months ended June 30, 2004, as compared with interest income of approximately $6 thousand for the comparable period of 2003.  The increase is primarily related to the interest earned with regards to the Company’s settlement reached in April 2004 with the ITC resulting in the receipt of $975 thousand in foreign tax withholding in its patent infringement suit in June 2000. Other expense consists of one-time fees associated with the ITC settlement.

Income Taxes   At December 31, 2003, the Company had available net operating loss carryforwards of approximately $54.4 million expiring at various dates through 2023, federal research and development credit carryforwards of approximately $2.3 million expiring in varying amounts during the period 2018 through 2023, and state and research and development credit carryforwards of approximately $2.1 million expiring in varying amounts during the period 2006 through 2017.  With these available carryforwards, the Company does not believe a provision for income taxes is required or necessary as of June 30, 2004.  The tax benefit recognized in the current quarter is the result of the Company’s settlement with the ITC, which resulted in the receipt of $975 thousand in April 2004, net of approximately $156 thousand of withholding tax on the gross settlement amount.

Other Factors Which May Affect Future Operations   There are a number of business factors which, singularly or combined, may affect the Company’s future operating results.  Some of them, including our ability to further develop our enterprise collaboration software business, liquidity, dependence on major customers, reduced demand for traditional videoconferencing products, third party technology, evolving markets, rapid technological change, competition, protection of proprietary technology, retention of key employees, and Board of Director recruitment, have been outlined in the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.

In June 2004, the Company extended an existing software distribution license agreement with Placeware, Inc., now a wholly owned subsidiary of Microsoft Corporation, to October 2004, allowing the Company to integrate Placeware’s proprietary software with the Company’s proprietary software to create InfoWorkSpace.  The Company believes both parties intend to negotiate a more formal, longer–term agreement to replace the existing software distribution license agreement, as extended, within the current extension period.  However, there can be no assurance that a new agreement with Placeware, Inc. will be concluded on commercially reasonable terms during the current extension period, or at all.

Liquidity and Capital Resources

Although it appears that operations have substantially stabilized over the last half of 2003 and during the first two quarters of 2004, the Company has incurred significant recurring operating losses and negative cash flows in the past. The Company’s ability to continue as a going concern is dependent upon its ability to maintain the recent increases in its revenue and improvements in its operating margins and/or raise additional capital.

At June 30, 2004, the Company had cash and cash equivalents of approximately $4.4 million, and net income for the three months ended of approximately $1.1 million and approximately $1.5 million for the six-month period ending June 30, 2004. The Company had a loss from operations of $1.1 million and a net loss of approximately $828 thousand for the year ended December 31, 2003.

For the six-month period ending June 30, 2004, the Company generated cash of approximately $2.0 million as compared to the utilization of approximately $749 thousand in cash for the six-month period ending June 30, 2003.  This increase is primarily related to the increase in collections of accounts receivable related to the strong order bookings received in the fourth quarter of 2003, as well as the receipt of the settlement proceeds from the agreement reached with the ITC.

In April 2004, the Company reached a settlement agreement with the ITC resulting in the receipt of cash proceeds related to the disputed amount, net of interest earned and associated fees, of approximately $706 thousand.  The receipt of the net proceeds of this settlement, along with the improvements in our gross profit margin related to InfoWorkSpace and the reductions we have realized in our operating expense run rate, has strengthened the Company’s financial position.

The Company has made efforts to implement cost saving measures, and, accordingly, the Company believes, has reduced its current quarterly cash flow breakeven point.  Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

The Company’s success in achieving its goal of being, at a minimum, cash-flow neutral, is largely dependent on whether it can sustain and/or increase its future order bookings. Order bookings, which are purchase orders placed by customers, are properly not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order.

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

Item 4.    Controls and Procedures

The Company’s management, including the person currently acting as both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures within the 90 days prior to the date of this report.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods.  There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On June 23, 2004, at the Company’s 2004 Annual Meeting of Stockholders, the Company’s stockholders met to consider and vote upon a proposal to elect Khoa D. Nguyen as a Class III Director to hold office for a three-year term and until his respective successor has been duly elected and qualified.  Results with respect to the voting on the proposal were as follows:

Votes For	11,997,142
Withheld	730,264

The term of office of Kevin P. Hegarty, the other member of the Board of Directors of the Company, continued after the Annual Meeting.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number	Description of Exhibit

31.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
31.2	Certificate of Khoa D. Nguyen, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certificate of Khoa D. Nguyen, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

EZENIA! INC.

Date: August 16, 2004	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, President and Chief Financial Officer
(Principal Financial and Accounting Officer,
Authorized Officer)