Form 10-Q
period 2004-09-30
EZENIA INC
filed 2004-11-09
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).        Yes  ☐      No   ☒

The number of shares outstanding of the registrant’s Common Stock as of October 26, 2004 was 14,163,880.

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

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$4,389	$2,316
Accounts receivable, less allowances of $498 at September 30, 2004 and $1,068 at December 31, 2003	1,284	2,745
Prepaid software licenses	2,060	1,724
Prepaid expenses and other current assets	276	297
Total current assets	8,009	7,082

Equipment and improvements, net of accumulated depreciation	52	—

Total assets	$8,061	$7,082

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	420	185
Accrued expenses	346	205
Employee compensation and benefits	115	186
Accrued license costs	172	920
Deferred revenue	4,419	5,034
Total current liabilities	5,472	6,530

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and none outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 14,824,317 issued and 14,163,880 outstanding at September 30, 2004; 14,360,817 issued and 13,700,380 outstanding at December 31, 2003	148	144
Capital in excess of par value	63,639	63,545
Accumulated deficit	(58,337)	(60,276)
Treasury stock at cost, 660,437 shares at September 30, 2004 and December 31, 2003	(2,861)	(2,861)
	2,589	552
Total liabilities and stockholders’ equity	$8,061	$7,082

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Product and service revenue	$2,498	$1,602	$7,609	$6,067

Cost of revenues
Cost of product and service revenue	876	1,004	2,803	3,008
Gross profit	1,622	598	4,806	3,059

Operating expenses
Research and development	263	346	847	1,676
Sales and marketing	366	207	993	766
General and administrative	450	480	1,302	1,490
Occupancy and other facilities related expenses	121	184	449	518
Total operating expenses	1,200	1,217	3,591	4,450

Income (loss) from operations	422	(619)	1,215	(1,391)

Other income (expense)
Interest income	5	—	80	6
Other income	—	—	4	—
Settlement fees	—	—	(179)	—
	5	—	(95)	6

Income (loss) before income taxes	427	(619)	1,120	(1,385)
Income tax benefit	—	—	819	—

Net income (loss)	$427	$(619)	$1,939	$(1,385)

Basic and diluted net earnings (loss) per share:
Basic	$0.03	$(0.05)	$0.14	$(0.10)
Diluted	$0.03	$(0.05)	$0.13	$(0.10)
Weighted average common shares:
Basic	14,163,880	13,650,380	14,135,650	13,639,295
Diluted	14,610,933	13,650,380	14,584,405	13,639,295

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income (loss)	$1,939	$(1,385)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	3	—
Bad debt provision	(75)	—
Changes in operating assets and liabilities:
Accounts receivable	1,536	1,091
Inventories	—	112
Prepaid software licenses	(336)	(247)
Prepaid expenses and other current assets	21	(48)
Accounts payable and accrued expenses	(443)	(551)
Income taxes	—	(21)
Deferred revenue	(615)	(390)
Net cash provided by (used in) operating activities	2,030	(1,439)

Investing activities
Capital expenditures	(55)	—

Financing activities
Proceeds from stock options exercised	98	—
Change in cash and cash equivalents	2,073	(1,439)
Cash and cash equivalents at beginning of period	2,316	2,403
Cash and cash equivalents at end of period	$4,389	$964

See accompanying notes.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia! Inc. and its wholly owned subsidiaries (the “Company”).  In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation of the results of these interim periods.   Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.                   Going Concern

The Company, although profitable on an overall and operating basis for the three and nine months ended September 30, 2004, has incurred substantial recurring operating losses and negative cash flows in the past.  Recently, the Company has been able to realize increased revenues, and has experienced improvement in its gross profit and operating margins.   However, the Company’s ability to continue as a going concern is dependent upon its ability to meet revenue and order booking targets, maintain the recent improvements in its operating margins, or raise additional capital.

The Company has made efforts to implement cost saving measures, such as the use of temporary consultants, and has negotiated reduced licensing costs from its third party suppliers of software.  As a result of these continued cost saving initiatives, the Company has reduced its current quarterly cash-flow breakeven point.  The Company’s success in achieving its goal of being cash flow positive is largely dependent on whether it can meet its future revenue targets.   There can be no assurances that the Company can achieve the above mentioned quarterly cash flow forecasts for the remainder of 2004 and beyond, nor raise additional capital on terms acceptable to the Company.  These conditions have historically raised substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Products and software licenses are sold without any contractual right of return to the customer.  Revenue for the performance of services, and any related costs, are recognized as the services are performed.  Revenue associated with contracts that are deliverable or milestone-based, and require our customers’ acceptance, are recognized upon their acceptance in accordance with terms of the contract.  The associated cost recognition with these deliverables or milestones are deferred until the terms of acceptance are satisfied and revenue is recognized.

Revenue from product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), issued by the Securities and Exchange Commission.

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

5. Settlement Fees

In June 2000, the Company settled its patent infringement suit against Accord in the United States District Court for the District of Massachusetts.  The settlement agreement provided, among other things, that the Company receive $6.5 million, which was received net of foreign tax withholding of $975 thousand, pending a resolution of certain tax matters related to the settlement with the tax authorities in Israel.  In April 2004, the Company reached a settlement agreement with the Israeli Tax Commission (“ITC”), resulting in the receipt by the Company of cash proceeds related to the disputed amount, net of interest earned, tax withholding of approximately $156 thousand, and approximately $179 thousand in settlement fees.

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

At December 31, 2003, the Company has available net operating loss carryforwards of approximately $54.4 million expiring at various dates through 2023, federal research and development credit carryforwards of approximately $2.3 million expiring in varying amounts during the period 2018 through 2023, and state research and development credit carryforwards of approximately $2.1 million expiring in varying amounts during the period 2006 through 2017.  With these available carryforwards, the Company does not believe a provision for income taxes is required or necessary as of September 30, 2004.  The tax benefit recognized in the current year is the result of the Company’s settlement with the “ITC”, which resulted in the receipt of $975 thousand in foreign tax withholding in April 2004 net of approximately $156 thousand of withholding tax on the gross settlement amount.

7.  Net Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with the SFAS No. 128, “Earnings per Share.”  Diluted earnings (loss) per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings (loss) per share for the three and nine months ending September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic	14,163,880	13,650,380	14,135,650	13,639,295
Dilutive impact from outstanding stock options	447,053	—	448,755	—
Diluted	14,610,933	13,650,380	14,584,405	13,639,295

Approximately 1,051,262 and 1,962,952 outstanding stock options in the three months ending September 30, 2004 and 2003, and 1,049,560 and 1,962,952 outstanding stock options for the nine months ending September 30, 2004 and 2003, were excluded from the calculation of diluted earnings per share respectively because these options were anti-dilutive.

8.  Accounting for Stock-Based Compensation

The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,.” (APB 25) and related interpretations rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company has not been required to recognize compensation expense for its stock option plans and its stock purchase plan.

Pro-forma information regarding net income (loss) per share, as if the Company had used the fair value method of SFAS No. 123 to account for stock options issued under its various stock option plans, is presented below for the three and nine months ended September 30, 2004 and 2003.  The fair value of stock activity under these plans was estimated at the date of grant using a Black-Scholes option-pricing model.

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$427	$(619)	$1,939	$(1,385)
Deduct: total stock-based employee compensation determined under fair value based methods	(22)	(158)	(133)	(716)
Pro forma net income (loss)	$405	$(777)	$1,806	$(2,101)

Net income (loss) per share as reported:
Basic	$0.03	$(0.05)	$0.14	$(0.10)
Diluted	$0.03	$(0.05)	$0.13	$(0.10)

Net income (loss) per share pro-forma:
Basic	$0.03	$(0.06)	$0.13	$(0.15)
Diluted	$0.03	$(0.06)	$0.12	$(0.15)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2004 compared to Three months ended September 30, 2003

Revenue   Revenue increased to approximately $2.5 million for the three months ended September 30, 2004 from approximately $1.6 million reported for the three months ended September 30, 2003.  The increase in revenue was primarily related to an approximately 71.2% increase in revenues of InfoWorkSpace products for the three months ended September 30, 2004 over the same period in 2003.  InfoWorkspace revenues were approximately $2.4 million for the three months ended September 30, 2004 as compared to approximately $1.4 million for the three-month period ended September 30, 2003.  Revenue from legacy videoconferencing products declined 45.6% to approximately $111 thousand for the three-month period ending September 30, 2004.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 2% and 13% of revenue for the three months ended September 30, 2004 and 2003, respectively.

Gross Profit   Cost of revenues includes material costs, costs of third party software licenses, manufacturing labor and overhead, and customer support costs.  Gross profit as a percentage of revenue was 64.9% for the three months ended September 30, 2004 as compared to 37.3% for the three months ended September 30, 2003.  The increase in gross profit is attributed to reduced InfoWorkSpace licensing costs from third party software suppliers and the recognition of higher margin contract development work.

Research and Development   Research and development expenses decreased to approximately $263 thousand for the three months ended September 30, 2004 from approximately $346 thousand for the three months ended September 30, 2003. The 23.9% decrease is primarily related to the Company’s continued cost savings initiatives, originally undertaken in 2003, as well as the deferral of costs associated with contract development work not yet completed.

Sales and Marketing   Sales and marketing expenses increased to approximately $366 thousand for the three months ended September 30, 2004 from approximately $207 thousand for the three months ended September 30, 2003.  The 76.8% increase is related to salary and commission costs associated with an increase in InfoWorkSpace sales personnel, higher sales consultant costs, as well as an increase in advertising costs.

General and Administrative   General and administrative expenses decreased to approximately $450 thousand for the three months ended September 30, 2004, from approximately $480 thousand for the three months ended September 30, 2003.  The 6.3% decrease is related to reduced consultant costs and increased bad debt recoveries both of which were partially offset by an increase in professional fees.

Occupancy and Other Facilities Related Expenses   Occupancy costs were approximately $121 thousand for the three months ended September 30, 2004 as compared to approximately $184 thousand for the three months ended September 30, 2003.  Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company’s headquarters facility in Burlington, Massachusetts, and two sales and development offices in the United States.  The decreased spending was primarily due to cost savings associated with an office move in Colorado.

Other Income (expense)   Other income consists of interest income on cash, cash equivalents, and other non-operating income and expense.  Interest income was approximately $5 thousand in the current quarter.

The increase over the quarter ended September 30, 2003 is directly related to the higher cash balances on hand.

Nine Months ended September 30, 2004 compared to Nine Months ended September 30, 2003

Revenue   Revenue increased to approximately $7.6 million for the nine months ended September 30, 2004, compared to approximately $6.0 million for the nine months ended September 30, 2003.  The increase in revenue was principally related to a 54.4% increase in sales of the Company’s InfoWorkSpace products and services, which accounted for revenue of approximately $7.1 million for the nine months ended September 30, 2004, as compared to approximately $4.6 million for the comparable period in 2003.  This increase was partially offset by a 66.7% decrease in revenue related to sales of the Company’s legacy videoconferencing products and services, from approximately $1.5 million for the nine months ended September 30, 2003, to approximately $500 thousand for the nine months ended September 30, 2004.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 2% and 25% for the nine months ended September 30, 2004 and 2003 respectively.

Gross Profit   Cost of revenues includes material costs, costs of third party software licenses, manufacturing labor and overhead and customer support costs.  Gross profit as a percentage of revenue was 63.2% for the nine months ended September 30, 2004 as compared to 50.4% for the nine months ended September 30, 2003. The increase in gross profit is attributed to reduced InfoWorkSpace licensing costs from third party software suppliers and the increase in higher margin contract development work.

Research and Development   Research and development expenses decreased to approximately $847 thousand for the nine months ended September 30, 2004 from approximately $1.7 million for the nine months ended September 30, 2003. The 49.5% decrease is primarily related to the Company’s continued cost savings initiatives, originally undertaken in 2003, to better align its cost structure with its revenues.

Sales and Marketing    Sales and marketing expenses increased to approximately $993 thousand for the nine months ended September 30, 2004 from approximately $766 thousand for the nine months ended September 30, 2003.  The 29.6% increase is primarily related to salary and commission costs associated with an increase in InfoWorkSpace sales personnel, as well as higher sales consultant and advertising costs.

General and Administrative   General and administrative expenses decreased to approximately $1.3 million for the nine months ended September 30, 2004 as compared to approximately $1.5 million for the nine months ended September 30, 2003.  The 12.6% decrease is primarily related to the Company’s continued cost savings initiatives and bad debt recoveries, partially offset by increases in investor relation costs and professional fees.

Occupancy and Other Facilities Related Expenses   Occupancy costs were approximately $449 thousand for the nine months ended September 30, 2004 as compared to approximately $518 thousand for the corresponding period of the previous year.  Occupancy and other facilities related expenses represent rent expense and other operating costs associated with the Company’s headquarters facility in Burlington, Massachusetts, and two sales and development offices in the United States. The decreased spending was primarily due to cost savings associated with an office move in Colorado.

Other Income (Expense)   Other income consists of interest income on cash, cash equivalents,  and other non-operating income and expense.   Interest income was approximately $81 thousand in the nine months ended September 30, 2004, as compared with interest income of approximately $6 thousand for the comparable period of 2003.  The increase is primarily related to the interest earned with regards to the Company’s settlement reached in April 2004 with the ITC resulting in the receipt of $975 thousand in foreign tax withholding as well as an increase in cash balances.  Settlement fees consist of one-time fees associated with the ITC settlement while other income consists primarily of sales of previously written-off assets.

Income Taxes   At December 31, 2003, the Company has available net operating loss carryforwards of approximately $54.4 million expiring at various dates through 2023, federal research and development credit carryforwards of approximately $2.3 million expiring in varying amounts during the period 2018 through 2023, and state and research and development credit carryforwards of approximately $2.1 million expiring in varying amounts during the period 2006 through 2017.  With these available carryforwards, the Company does not believe a provision for income taxes is required or necessary as of September 30, 2004.  The tax benefit recognized is the result of the Company’s settlement with the ITC, which resulted in the receipt of $975 thousand in April 2004, net of approximately $156 thousand of withholding tax on the gross settlement amount.

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

In September 2004, the Company extended an existing software distribution license agreement with Placeware, Inc., now a wholly owned subsidiary of Microsoft Corporation, to November 2004, allowing the Company to integrate Placeware’s proprietary software with the Company’s proprietary software to create InfoWorkSpace.  The Company believes both parties intend to negotiate a more formal, longer—term agreement to replace the existing software distribution license agreement, as extended, within the current extension period.  However, there can be no assurance that a new agreement with Placeware, Inc. will be concluded on commercially reasonable terms during the current extension period, or at all.

Liquidity and Capital Resources

Although it appears that operations have substantially stabilized over the last half of 2003 and during the first three quarters of 2004, the Company has incurred significant recurring operating losses and negative cash flows in the past. The Company’s ability to continue as a going concern is dependent upon its ability to maintain the recent increases in its revenue and improvements in its operating margins and/or raise additional capital.

At September 30, 2004, the Company had cash and cash equivalents of approximately $4.4 million, and net income for the three months ended of approximately $427 thousand and approximately $1.9 million for the nine-month period ending September 30, 2004. The Company had a loss from operations of $1.1 million and a net loss of approximately $828 thousand for the year ended December 31, 2003.

For the nine-month period ending September 30, 2004, the Company generated cash of approximately $2.1 million as compared to the utilization of approximately $1.4 million in cash for the nine-month period ending September 30, 2003.  This increase is primarily related to the increase in collections of accounts receivable related to the strong order bookings received in the fourth quarter of 2003 and to date in 2004, as well as the receipt of the settlement proceeds from the agreement reached with the ITC.

In April 2004, the Company reached a settlement agreement with the ITC resulting in the receipt of cash proceeds related to the disputed amount, net of interest earned and associated fees, of approximately $706 thousand.  The receipt of the net proceeds of this settlement, along with the improvements in our gross profit margin related to InfoWorkSpace and the reductions we have realized in our operating expense run rate, has resulted in  the Company’s improved financial position.

The Company has made efforts to implement cost saving measures, and, accordingly, the Company believes, it has reduced its current quarterly cash flow breakeven point.  Future revenues are expected to be generated primarily from sales and services associated with InfoWorkSpace products.

The Company’s success in achieving its goal of being cash flow positive is largely dependent on whether it can sustain and/or increase its future order bookings. Order bookings, which are purchase orders placed by customers, are properly not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order.

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

Item 4.       Controls and Procedures

The Company’s management, including the person currently acting as both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures within the 90 days prior to the date of this report.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods.  There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)                     Reports on Form 8-K

Current Report on Form 8-K, filed on September 13, 2004, pursuant to Item 5.02, Item 7.01 and Item 9.01, furnishing a press release announcing the appointment of Ronald L. Breland to serve as a Class II Director.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.

Date: November 9, 2004	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, President and Chief Financial Officer (Principal Financial and Accounting Officer, Authorized Officer)