Form 10-K
period 2004-12-31
EZENIA INC
filed 2005-03-31
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

Common Stock $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $8,865,802 (computed by reference to the price at which the Registrant’s common stock was last sold on the OTC Bulletin Board on June 30, 2004). Shares of Common Stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s common stock as of March 15, 2005 was 15,063,005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held May 25, 2005 are incorporated by reference into Part III hereof. With the exception of the portion of such Proxy Statement that is expressly incorporated herein, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

Ezenia! Inc.
2004 Form 10-K Annual Report
Table of Contents

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks and uncertainties, including without limitation those discussed in Item 7 under the heading “Factors which may affect future operations.” Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

The Company’s trademarks include Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad, and Encounter. All other trademarks referred to in this document are property of their respective companies.

PART I

ITEM 1. BUSINESS

Founded in 1991, Ezenia! Inc. (“Ezenia” or the “Company”) currently develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users. The Company’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way—voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

Ezenia offers one of the most comprehensive lines of collaborative products available commercially. Ezenia’s InfoWorkSpace (IWS) software product, combined with its legacy videoconferencing products, enables voice communication, instant messaging, white boarding, virtual workspaces, and video conferences across a wide range of networks including local area-networks (LAN), intranets, the Internet, and circuit-based networks. Furthermore, because Ezenia products include both software only solutions and configurable hardware solutions, they can be deployed with relative ease at small sites or in locations with a large number of users.

Ezenia has historically sold its legacy videoconferencing products worldwide through leading resellers, integrators and marketers of video collaboration, and networking solutions, and will continue to do so as long as demand exists. Most recently, for the IWS product and services, Ezenia sells to the customers in the Federal government, mostly in the Department of Defense and the Intelligence Community, either directly, or in many instances, in partnership with the premier defense contractors and/or integrators. It is in Ezenia’s interest to leverage the partnerships with well-established contractors and/or integrators to further expand the deployment and provide the support of IWS in large-scale opportunities.

Company Background and Evolution—True Collaboration versus Videoconferencing

In 1991, Ezenia, known at the time as VideoServer, designed, developed, manufactured, and sold Multipoint Control Systems or Units (MCS or MCU) for both the circuit-oriented, Integrated Services Digital Network (ISDN)-based and packet-switched, Internet Protocol (IP)-based videoconferencing applications. The Company MCS were unique at the time with its PC-based, flexible hardware design approach and system configurations, leveraging commercial off-the-shelf base operating systems. Traditional videoconferencing vendors back then concentrated mostly on the development of more and more sophisticated, standard-based endpoints to be used in point-to-point videoconferencing. The Company focused its business, not on the endpoints, but on systems deployed in the infrastructure backroom, to enable three or more sites or parties involved in videoconferencing to properly communicate among themselves, by switching video sources based on audio processing of current and immediately preceding speakers. The Company’s technical advantages were derived by masking and compensating for incompatibilities between endpoints from different manufacturers, algorithmic transcoding, compensation for different bandwidth requirements, and simultaneous multi-windowed video arrangements on the monitor known as “Hollywood Squares”, just to name a few.

For the circuit-switched market segment, the Company offered the Series 2000 MCS which can scale up to forty eight (48) ports or sites with a variety of network capabilities including but not limited to V.35, T1and E1 interfaces, Asynchronous Transfer Mode (ATM) and Frame Relay. Multiple Series 2000 MCS can be cascaded together to allow for large-scale videoconferences. To this day, the Series 2000 MCS is still considered the cornerstone of rock solid reliability in the industry and in many customer installations. The Company still produces, ships, and provides support for the Series 2000 MCS.

For the packet-switched market segment, the Company offered a low-end, software-only solution NetServer 1000 which provides a cost-effective solution for departmental applications. For comparable deployments to its ISDN counterparts, the Company offered the NetServer 3000 MCS which can also scale up to forty eight (48) ports or sites. Similarly, multiple NetServer 3000 MCS can also be cascaded together to support large-scale video conferences. The Company also offered the NetGate which, with its associated gatekeeper software, controls, monitors, polices, and facilitates communications traffic between the ISDN and IP environments. The Company still produces, ships, and provides support for the NetServer and NetGate MCS.

In the late 90’s, the Company fully realized the limitations and narrowed applicability of the videoconferencing applications which, among many deficiencies, are monolithic, require highly specialized support and services, stand apart from the normal office environment that most information workers are accustomed to, and behave at best unfriendly with the need to truly collaborate and disseminate information in real time. Contrary to how most videoconferencing vendors would like to indoctrinate potential customers, video—in particular talking heads as in the case of most video conferences—was and is, now more than ever, far from being the “piece de resistance” of true, meaningful real-time collaboration. Furthermore, its monolithic approach, whereby you either get a successful videoconference session or get nothing, relegates all other more critical collaboration activities second to video talking heads. Most importantly, the lack of presence awareness detection and inability to leverage the web for ease of access prevent flexible, on-demand, free-flowing collaboration sessions whereby participants can come, go, or be invited at will.

In March 2001, the Company completed the first phase of its transformation with the acquisition of the IWS business from General Dynamics. As an application solution and technology built on top of Placeware’s (see Third Party Technology note below) web conferencing technology, IWS allows users to be aware of the online presence of colleagues, enables true multimedia collaboration sessions starting with the simplest instant messaging (keyboard-to-keyboard) and expanding to the most complex all-encompassing (mouse-to-mouse) sharing and dissemination of mission critical information simultaneously with in-session, super-imposed audio conferencing and/or video streaming, leverages commercially off-the-shelf base operating systems such as the Windows and Solaris platforms, and fits into the virtual office environment that most information workers are familiar with.

The use and growth of real-time collaborative technologies within commercial or governmental enterprises, while still early in its adoption curve, are beginning to accelerate. The investment in information and collaborative technologies helps customers flatten their organizations, improve enterprise wide communication, shorten the decision-making process, and facilitate real-time reactions to critical issues. Rather than just providing access to inert data stored on a server, the goal today is to find ways to enable information workers to collaborate and share their expertise to derive knowledge from databases in real time and in a secure environment. Collaborative technologies are about creating informational value through better, faster and more efficient human interaction and cooperation, not just more data. Businesses and governmental organizations today need solutions that make it easier for people to work together, share information and expertise, coordinate activities across departments, networks, agencies, building complexes, facilities spread all over the country, and field deployments around the world.

Products

Ezenia’s expertise is in developing products that deliver highly secure and flexible support for informational collaboration, in-session audio conferencing, and video streaming capabilities across a wide range of platforms. The Company’s products have been designed with a scaleable, modular architecture to give customers the flexibility to add capacity, processing power and conferencing features as the customer network and application requirements grow. Using a common set of hardware and software building blocks, customers can choose from a wide range of product configurations that differ in capacity, price, network connectivity and features, all of which share the same operating software user interface. Products may be configured for use in customer premises environments or may be configured with specialized packaging for use in a telephone carrier’s central office setting. The Company believes a key differentiator for its products are the built-in robust security features, allowing them to be installed in some of the highest clearance and security sites in the market.

InfoWorkSpace

InfoWorkSpace is a comprehensive suite of collaboration applications designed to allow any organization to more efficiently communicate, particularly when attempting to work as, and within, a group. From an overall perspective, IWS when used effectively can reduce or even eliminate the dependency on travel, traditional video conferencing, traditional audio conferencing and phone, and even e-mail and file servers. Essentially, IWS is like a corporate campus or enterprise whose resources can be accessed by an information worker through his or her own desktop or laptop PC. Users can browse through the virtual campus, facility, or building to locate the room to be used for a meeting, or just pick the needed contact(s) and initiate the meeting with the click of the mouse.

Our customers, including the U.S. Intelligence Community, the U.S. Joint Forces Command, and various branches of the U.S. Armed Forces including the Marines, Navy, Air Force and Army, have leveraged the flexibility of IWS to aid in a myriad of missions. From daily mission briefs to Medivac procedures in Afghanistan to operational support in Fallujah, IWS has increasingly become a vital part of the U.S. defense network. IWS’s stability, scalability and security allow our customers to depend on our software to complete mission-critical assignments and save lives in some of the world’s most dangerous areas.

At a basic level, IWS is a cross-platform solution in a box, supporting both UNIX and Windows base operating systems. A standard software suite comes complete with our server software package, database, application server, and user directory along with a number of ancillary add-ons. This provides a self-sufficient workgroup environment for a user base of up to several hundred users. However, with a few simple system configurations, IWS servers can be federated in such a way that multiple servers can trust one another in order to support collaboration across an enterprise with thousands of war fighters or participants.

IWS security infrastructure is built upon the best practices that have been in use in operating systems for decades. Much like a UNIX administrator can limit access to a directory or even a file to a limited set of users, IWS administrators can lock rooms down to restrict users from seeing sensitive data that is outside their area of responsibility. Permission-based access allows administrators to finely tune a user’s access profile to the file level, if necessary. Data can be encrypted using standard SSL protocols and access can be controlled with PKI and X.509 certificates. All data within the application can be audited and searched for specific words or patterns of words. IWS provides a high level of security capabilities as well as a safety net to capture any breaches that may arise from human errors.

The stability, scalability, flexibility and security capabilities of IWS are critically important for our customers, but the true power of IWS is obviously in the collaboration applications available. Users can participate in an interactive conference with absolutely no set up procedures. This is a significant leap forward from where the industry was just a few years ago, using videoconferences as the only interactive medium. With IWS, no longer is a heavy piece of hardware required at each terminal point of collaboration. No longer is it necessary to schedule a conference with a bridge operator, and no longer does it require a whole new network infrastructure to support an interactive conferencing capability. Information workers, once logged in to IWS can initiate a conference by going to a virtual room and inviting the participants as needed. Rooms are either pre-defined or created on demand as the needs dictate. Once inside a room, either by joining or being invited into a session, participants can have an audio conference straight from the software. No set up is required. No additional cost is incurred. As a matter of fact, participants can be in multiple rooms at the same time, offering an even more productive virtual environment than in the physical world. Participants can share and work on documents from the file cabinet associated with a room. Users can have an interactive white board session and save the results.  Users can also manage their calendar and participate in message boards and save that information back to the server where they can access it any time from any place.

A high-level summary of IWS features and functions is listed below:

•       Text chat, in a one-to-one arrangement, in a conference environment, or in multiple combinations of one-on-one and/or conference environments

•       Audio chat, in a one-to-one arrangement, in a conference environment, or in multiple combinations of one-on-one and/or conference environments

•       Interactive whiteboard where all users can see and modify the white board in real time

•       Application sharing, where the screen view of any application on any desktop or laptop PC of any information worker can be broadcasted to all other participants

•       Secured file cabinet, from which permission-based access allows for documents to be stored, retrieved, and monitored at any time from any place

•       SSL and PKI encryption, when configured, renders traffic secure across the wire

•       Full system auditing, which allows all data and actions to be audited and searchable

•       Instant messaging, a lightweight application that provides all interactive capabilities

•       Virtual meeting area, a more robust application that provides both the real-time collaborative capabilities as well as the static functions like file cabinet, message board, calendaring, etc.

Encounter MCS Family

The Encounter product line includes:

•       Encounter 3000 NetServer: real-time collaboration server designed to support the large enterprise and service provider customers.

•       Encounter 3000 NetGate: gateway solution that allows traditional videoconferencing systems to participate in IP-based collaboration sessions.

•       Encounter 1000 NetServer: real-time collaboration server geared towards smaller, departmental workgroups or more distributed organizations

Series 2000 MCS

The Series 2000 MCS product line, designed for switched digital circuit networks, includes a number of platform configurations that can be expanded by the customer selection of optional processing modules and software applications. The following table lists the configurations offered by the Company:

MODEL	CAPACITY	TARGET MARKET/APPLICATION
2007	8 users	Mid-range CPE for distributed network environments
2020	48 users	Large CPE/central office network with extensive multimedia applications
CO	48 users	High availability central office server

Market and Channels

At this time, Ezenia markets its IWS products and related services to customers within the US federal government, primarily to the US Department of Defense and to the US Intelligence Community worldwide. Ezenia also provides these products and services to the defense and intelligence organizations of foreign allies of the United States government.

The IWS products and services are sold on an annual subscription and renewal basis, during which software updates and basic technical support are included as part of the base offerings. Enhanced service offerings are also offered in a subscription model. Training, installation, and customization are sold on an incidental basis.

The government marketplace worldwide is best understood as a matrix of customers, sales vehicles (contracts), and sales channels. Ezenia employs a sales model which is an analog to this government market matrix. IWS products and related services are made available to specific segments of the government marketplace using various vehicles, including Ezenia’s own GSA Schedule, and multiple channels both directly, with the Company’s own sales force, and indirectly. For indirect channels, Ezenia partners with General Dynamics, SAIC, and Northrop Grumman among others.

In fiscal year 2004, approximately 60% of the Company sales of IWS products and related services were attributed to our indirect channels and Ezenia’s top three customers were US Joint Forces Command, Defense Intelligence Agency, and the US Army.

Meanwhile, our legacy MCS sales were primarily to international customers and end users.  Ezenia delivered these products through distributors, dealers, vertical market resellers, and systems integrators, as well as directly to end-users

Revenue from international markets accounted for approximately 2%, 14%, and 24% of the Company’s revenue for the years ended December 31, 2004, 2003, and 2002, respectively. Ezenia! conducts its sales and marketing activities from its principal offices in Burlington, Massachusetts, as well as from two other sales locations in the United States.

Research and Product Development

The Company believes that its future success depends on its ability to continue to enhance and expand its existing enterprise collaboration products and to develop new products that maintain its technology leadership. Ezenia has invested and will continue to invest in the development of products and core technologies while also leveraging the integration of “best-of-breed” software components through strategic partnerships. Extensive product development input is obtained via direct feedback from end users and suggested improvements from strategic partners and resellers. The Company carefully monitors migration of industry standards and remains committed to developing products utilizing such standards. This includes the development of interoperable collaboration products to meet either industry needs and/or DOD-driven interoperability criteria, while maintaining a keen focus on the security aspects of enterprise collaboration, including solutions in the Web conferencing arena.

As of December 31, 2004, Ezenia’s research and development staff consisted primarily of software engineers augmented with US-based and US-citizen software contractors. Many of our software engineers carry top-secret levels of security clearance. The Company’s net research and development expenditures were approximately $1.1 million, $1.9 million, and $4.6 million in 2004, 2003 and 2002, representing approximately 10%, 23%, and 41% of revenue, respectively. All software development costs have been expensed as incurred because costs eligible for capitalization have not been material to date.

Customer Support and Service

The Company provides technical support and services to its resellers and direct customers. A high level of continuing service and support is critical to the Company’s objective of developing long-lasting relationships with customers and partners. The Company’s partners and resellers offer a broad range of support including installation, maintenance and on-site and headquarters-level technical support of products to their end-user customers. Ezenia provides a comprehensive service program including problem management, training, diagnostic tools, software updates and upgrades, as well as spare parts programs to facilitate and supplement the efforts of our partners and resellers.

The Company offers a technical support hotline to its resellers and customers, which is staffed by our network engineers who generally provide either immediate or same-day responses to most questions. As our products have built-in remote diagnostic capabilities, most problems can be diagnosed without incurring actual travel and on-site visits. When necessary, however, support engineers are dispatched to the customer’s facility for critical situations. All of our support engineers carry top-secret level of security clearance.

With respect to the Series 2000 and Encounter MCS, the Company warranties related software and hardware products for 90 days. The Company also offers post-warranty support programs ranging from services on a time-and-material basis to full-service contracts on a 24-hour, 7-day-a-week basis as well as training courses.

Manufacturing—Series 2000 and Encounter Systems

The Company’s manufacturing operations consist primarily of materials management, quality control, test engineering, production, shipping and logistics related to its legacy videoconferencing hardware products. The Company employs an outsourced manufacturing model in which it designs the significant hardware subassemblies for its products and uses independent third-party contract assembly companies to perform printed circuit board assembly and other production activities with internal efforts generally limited to final product configuration, assembly and testing. This manufacturing model offers the capability to quickly fulfill orders with limited lead times thus providing enhanced customer satisfaction and improved inventory management. Because of the generally short cycle between order and shipment and because the majority of the Company’s sales in each quarter result from orders booked in that quarter, the Company does not have a material backlog. The Company achieved International Standard Organization (ISO) 9002 certification in 1994.

Third Party Technology

The Company utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software, and used in the Company’s products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all. In particular, in February 2005 the Company entered into a new agreement with Microsoft Corporation, with an effective date of January 1, 2005, to extend an existing software distribution license agreement through December 2007. The software distribution license agreement allows the Company to integrate Microsoft’s live communication software into the Company’s IWS product line.

Competition

The market for multimedia collaboration products is highly competitive. For our InfoWorkSpace software product, we consider our primary real-time collaboration competitors to be IBM Lotus, Documentum and Groove Networks. We also face competition or potential competition from companies that provide similar, but not directly competing products, such as Centra Software, WebEx

Communications, Oracle, Cisco Systems, and Microsoft, or companies that could expand their offerings and develop a product similar to ours. Many of these companies, as well as other current and potential competitors, have substantially greater financial, technical and sales and marketing resources than the Company. If we are unable to retain our existing customers in the US government, or are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt our InfoWorkSpace collaborative software product over alternative technologies marketed by our competitors, our financial results will suffer, through price reductions and loss of market share.

With respect to our legacy videoconferencing hardware products, we consider our primary videoconferencing competitors to be Polycom, RADvision and Tandberg Telecom(Tandberg).

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

Proprietary Rights

The Company relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its intellectual property rights. The Company believes that, because of the rapid pace of technological change in the data communications and telecommunications industries, the intellectual property protection for its products is only one factor in the Company’s success, complementing the knowledge, abilities and experience of the Company’s employees, the frequency of its product enhancements, its relationships with its partners, its relationships with its customers and their satisfaction with the performance of IWS, the effectiveness of its marketing activities, and the responsiveness and quality of its services.

In August 2002, the Company entered into an agreement with Tandberg Telecom AS to sell all patents and pending applications related to its videoconferencing products, which was completed in October 2002. In exchange for an up-front license fee of $1.25 million, a loan for an additional $1.25 million which was forgiven at the closing, and an additional $2.4 million also received at the closing, the Company granted Tandberg a fully paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company’s videoconferencing technology (the video patent portfolio). Additionally, the Company retained a fully paid, non-exclusive, non-transferable license for the Company’s use in connection with its videoconferencing and enterprise collaboration products.

In June 2000, the Company settled its patent infringement suit against Accord Networks Ltd. (Accord) in the United States District Court for the District of Massachusetts. The settlement agreement provided, among other things, that the Company receive $6.5 million, which the Company received net of foreign tax withholding of $975 thousand, pending a resolution of certain tax matters related to the settlement with the tax authorities in Israel. In April 2004, the Company reached a settlement agreement with the Israeli Tax Commission (ITC), resulting in the receipt by the Company of cash proceeds related to the disputed amount, net of interest earned and associated fees, of approximately $706 thousand.

Employees

At December 31, 2004, the Company employed a total of 35 persons, including 11 in research and development, 8 in customer support, 9 in sales and marketing, and 7 in finance and administration. None of the Company’s employees are represented by a labor organization.

The Company’s success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, the Company’s Chief Executive Officer, President and Chief Financial Officer. Early in 2004, Mr. Nguyen experienced a medical problem that required him to take a short-term leave of absence in order to recuperate and, since June 2004, Mr. Nguyen returned to work full time on a daily basis. The Company does not carry key-man life insurance on any of its employees, including Mr. Nguyen. The Company does not have employment contracts with its key personnel other than Mr. Nguyen. The Company believes that its future success will depend in large part upon its ability to attract and retain such key employees.

Executive Officer of the Registrant

Khoa D. Nguyen, age 51, is the sole executive officer of the Company. Mr. Nguyen has served as a Director since December 1997 and was named Chairman of the Board of Directors in March 2000. Mr. Nguyen has served as President and CEO of the Company since April 1998 and as the Chief Financial Officer since August 2002. Previously he had been Executive Vice President and Chief Operating Officer of the Company since September 1997. Prior to joining the Company, Mr. Nguyen was employed at PictureTel Corporation, a videoconferencing company, where he served as Chief Technology Officer and General Manager of the Group Systems and Networking Products divisions from February 1994 to August 1996, and Vice President of Engineering from January 1993 to February 1994. From August 1991 to December 1992, he was Vice President of Engineering at VTEL Corporation, a videoconferencing company, and has also held various engineering management positions with International Business Machines, a computer manufacturer.

Officers are elected on an annual basis to serve at the discretion of the Board of Directors.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s corporate office and principal research, development and manufacturing facility is located in Burlington, Massachusetts, in an approximately 9,000 square foot facility. On March 15, 2005 the Company entered into an agreement to move the Company’s corporate office to a 6,000 square foot facility located in Nashua, New Hampshire at the conclusion of its’ current lease. The Company decided to move into this facility as part of an effort to reduce expenses and excess capacity. The Company also has a sales and service office located in Sterling, Virginia and a research, development and service office located in Colorado Springs, Colorado. As of December 31, 2003, the Company had closed all foreign offices, and therefore, no longer has any leases outside of the United States.

ITEM 3. LEGAL PROCEEDINGS

The Company is engaged from time to time in routine lawsuits incidental to its business. Company management does not believe that any current proceedings, individually or in the aggregate, are likely to have a material effect on its business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In May 2003, after failing to comply with certain continued listing standards for the NASDAQ SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, or the requirement for the company to have a minimum $2.5 million in stockholders equity, the Company received a delisting notification from NASDAQ. After exercising its right for an appeal of this determination to a NASDAQ Listing Qualifications Panel, the Panel determined to delist the Company’s securities in August 2003. Since then, the Company’s common stock has been quoted on the OTC Bulletin Board, under the symbol “EZEN.OB”. Prior to the delisting in August 2003, Ezenia’s common stock was listed on the NASDAQ SmallCap Market under the symbol “EZEN.” The following table sets forth, for the periods indicated, the high and low bid or sale prices per share of our common stock as reported on both the OTC Bulletin Board or, prior to the delisting noted above, the NASDAQ SmallCap Market.

	Quarter ended
	March 31	June 30	September 30	December 31
2004
Common stock price—high	$.47	$.80	$1.26	$1.48
Common stock price—low	$.22	$.28	$.51	$.87
2003
Common stock price—high	$.21	$.96	$.84	$.47
Common stock price—low	$.11	$.12	$.21	$.21

As of March 24, 2005, the Company had approximately 118 shareholders of record. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. The Company has not paid dividends on its common stock. The Company anticipates it will reinvest future earnings, if any, and therefore, does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended December 31
	2004 (1)	2003 (2)	2002 (3)	2001 (4)	2000(5)
	(In thousands, except per share amounts)
OPERATING DATA
Revenue	$10,391	$8,217	$11,373	$15,107	$28,152
Operating income (loss)	1,807	(1,117)	(15,094)	(33,621)	(21,388)
Income (loss) before cumulative effect of change in accounting principle	1,757	(1,095)	(10,799)	(33,490)	—
Cumulative effect of change in accounting principle	—	—	(10,667)	—	—
Net income (loss)	3,184	(828)	(18,565)	(31,340)	(17,984)
Income (loss) per share before cumulative effect of change in accounting principle:
Basic	.23	(.06)	(.58)	(2.29)	—
Diluted	.22	(.06)	(.58)	(2.29)	—
Net income (loss) per share:
Basic	.23	(.06)	(1.36)	(2.29)	(1.32)
Diluted	.22	(.06)	(1.36)	(2.29)	(1.32)
BALANCE SHEET DATA
Cash and cash equivalents	$5,520	$2,316	$2,403	$5,531	$34,743
Total current assets	11,921	7,082	5,564	28,358	57,403
Common stock subject to put	—	—	2,875	2,875	—
Stockholders’ equity (deficit)	3,838	552	(1,504)	16,450	47,491

(1)          2004 amounts include a tax benefit of   1.4 million, or $0.10 per share, related to a net benefit of approximately $819 thousand as a result of the ITC settlement, and approximately $608 thousand relating to a tax refund for tax years 1996, 1997, and 1998.

(2)          2003 amounts include a tax benefit of $267,000, or $0.02 per share, related to a change in the estimate for potential liabilities related to federal and state income taxes paid in prior years.

(3)          2002 amounts include a write-down of inventory of $3.7 million, or $0.27 per share, an impairment of goodwill of $10.7 million, or $0.78 per share relating to the change in accounting principle, an impairment of fixed assets of $2.3 million, or $0.17 per share, a tax benefit of $2.7 million, or $0.19 per share, related primarily to a tax refund, and a gain on sale of patents of $4.9 million, or $.36 per share.

(4)          2001 amounts include a charge to operations of $2.0 million, or $0.15 per share, related to the restructuring of certain of the Company’s operations, a write-down of goodwill and other long-term assets totaling $7.1 million, or $0.52 per share, and a tax benefit of $2.2 million, or $0.16 per share, relating to the reversal of reserves recorded in prior years.

(5)          2000 amounts include the establishment of a valuation allowance for deferred tax assets recorded in prior years approximating $7.8 million, or $0.57 per share, income, net of tax, recognized from the settlement of the Accord litigation of $5.5 million, or $0.40 per share, and a gain recognized from the sale of the Company’s network access card product line of $3.3 million, or $0.24 per share.

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition

Product Revenue consists of sales of InfoWorkspace software licenses and maintenance agreements, InfoWorkSpace product related training, installation, and consulting, and video products. Revenue from sales of InfoWorkSpace software licenses and maintenance agreements is recognized ratably over the subscription contract periods, which are generally one year. Revenue from InfoWorkSpace training, installation, and consulting services are recognized as the services are performed provided there is vendor specific objective evidence (VSOE) of fair value which is the price charged when the services are sold separately. Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the InfoWorkSpace product according to customer specifications. Revenue associated with contracts for product development revenue that are deliverable or milestone-based and require our customers’ acceptance, are recognized upon their acceptance in accordance with terms of the contract. The associated cost recognition with these deliverables or milestones are deferred until the terms of acceptance are satisfied and revenue is recognized.

Service revenue represents sales of service contracts related to the maintenance of video products. Maintenance revenue is deferred and recognized ratably over the term of the applicable agreement.

Products and software licenses are sold without any contractual right of return to the customer. Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements, or for product sales in advance of revenue recognition. Judgments are required in evaluating the creditworthiness of our customers. In all instances, revenue is not recognized until we have determined, at the outset of the arrangement that collectibility is reasonably assured. Amounts billed to customers related to shipping and handling charges are recorded upon shipment and the related costs are included in cost of goods sold.

Allowance for Doubtful Accounts

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position, or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

At December 31, 2004, our accounts receivable balance of approximately $3.5 million is reported net of allowances of approximately $371 thousand. We believe our reported allowances are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional expenses being recorded for the period in which such determination was made.

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

The Company provided for excess and obsolescence reserve of inventory of approximately $2.3 million in the year ended December 31, 2002 due to the continued decline in demand relating to the legacy videoconferencing product line. Based on a settlement agreement negotiated with a software vendor, the Company later incurred an additional write-down of inventory of approximately $1.4 million.

During the year ended December 31, 2004 the Company was able to realize sales of its legacy videoconferencing hardware products. The cost of these product sales was offset by adjustments to reduce the related inventory reserves. At December 31, 2004, our net inventory reserves are approximately $4.5 million, representing 100% of the cost basis of our inventory. While the Company expects that there could be additional sales of legacy videoconferencing hardware products after the year ended December 31, 2004, current accounting rules and related interpretations, specifically Accounting Research Bulletin No. 43 (ARB 43), stipulate that our net inventory value cannot be marked up “based on changes in underlying facts and circumstances”.

Impairment

As of December 31, 2002, the Company had written off the remaining value of its long-lived assets. Prior to December 2002, the Company reviewed the carrying values of long-lived assets and amortizable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for an asset to be held and used is recognized when the estimated fair value of the asset is less than its carrying value. The fair value of long-lived assets is generally based on estimated future cash flows from operations. The estimates reflect the Company’s assumptions about selling prices, production and sales volume levels, costs and market conditions over the estimated remaining operating period, which generally ranges from one to five years.

Product Warranties

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a period of 90 days, at no cost to our customers. Our policy is to establish warranty reserves at the time of sale when our estimate of the costs that will be incurred to fulfill those warranty requirements becomes material. As of December 31, 2004, the Company believed that costs to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date were not material and no reserve was warranted. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Results of operations—years ended December 31, 2004, 2003 and 2002

Revenue

Revenue increased to approximately $10.4 million in 2004 from approximately $8.2 million in 2003. The increase in revenue was principally related to a 64% increase in sales related to the Company’s InfoWorkSpace product line. The increase in sales of InfoWorkSpace can be attributed to an increasing rate of product acceptance within the developing collaborative software market as well as greater spending within the Company’s customer base, especially within the area of product development revenue which grew from approximately $78 thousand in 2003 to approximately $1.5 million in 2004. Product development revenue is revenue related to product customization work performed for customers seeking enhancements to our current product. The increase in revenues from InfoWorkSpace related products and services was offset by a decline in the Company’s legacy videoconferencing products and related service revenues, to approximately $633 thousand (6% of total revenues) in 2004 from approximately $2.3 million (28% of total revenues) in 2003. We expect to see a continued decline in videoconferencing-related products and services revenue.

Revenue decreased to approximately $8.2 million in 2003 from approximately $11.4 million in 2002. The decrease in revenue was principally related to a significant decline in sales of videoconferencing products and related service revenues as the videoconferencing market continued to weaken. Videoconferencing products and related services were approximately $2.3 million (28% of total revenues) in 2003 compared to $6.7 million (59% of total revenues) in 2002. The decline in revenues from videoconferencing products and related services in 2003 was partially offset by an increase in revenue of $1.2 million associated with the Company’s InfoWorkSpace product line.

Gross profit

Cost of revenues includes material costs, costs of third-party software licenses, manufacturing labor and overhead, customer support costs, and engineering and development costs associated with product development revenue. Gross profit as a percentage of revenues increased in 2004, to 65.5%, from 54.6% in 2003 and 27.7% in 2002. The increase in gross profit is primarily attributed to reduced InfoWorkSpace licensing costs and the increase in higher margin product development work in 2004 of 73% from 51% as compared to prior years. Gross profit in 2003 was significantly impacted by our realized legacy videoconferencing hardware sales of $1.9 million during the year, which had no net reported cost basis due to the write down of inventory in the previous year. Adjusting for this impact, reported gross profit would have been 41.5% in 2003.

The reported gross profit for 2002 was significantly and negatively impacted by a write-down of inventory during the year of approximately $3.7 million. Excluding the write-down, the gross margin for 2002 would have been 60.2%. Excluding the 2002 write-down, the decrease in gross profit in 2003 relates primarily to higher fixed costs of revenues as compared with 2002.

Research and development

Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development. Research and development expenses decreased to approximately $1.1 million in the year ended December 31, 2004, from approximately $1.9 million in 2003, and from approximately $4.6 million in 2002. The decrease in spending in 2004 as compared with 2003 was primarily due to cost saving initiatives undertaken by the Company in 2003 to better align its cost structure with its revenues. The decrease realized in 2003 as compared with 2002, was the result of the elimination of all research and development related to the legacy videoconferencing product line as a result of a July 2002 restructuring, as well as the cost saving initiatives undertaken by the Company in 2003.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, and other headcount related costs associated with sales and marketing personnel and advertising, tradeshows, seminars, and other marketing-related programs. Sales and marketing expenses increased to approximately $1.4 million in the year ended December 31, 2004, from approximately $1.1 million in 2003. The increase is primarily related to higher salary, commission and travel costs associated with an increase in InfoWorkSpace personnel, as well as higher consulting and advertising costs. The decreased spending in 2003 as compared with 2002, was primarily due to the substantial reduction of sales and marketing activities related to the legacy videoconferencing product line resulting from the July 2002 restructuring, and in 2003, to additional cost savings initiatives the Company has undertaken during the year to better align its cost structure with its revenues.

General and administrative

General and administrative costs include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees. General and administrative expenses increased to approximately $1.9 million in the year ended December 31, 2004, from $1.5 million in 2003. The increased spending in 2004 as compared with 2003 was primarily due to an increase in legal and compensation related costs partially offset by decreases in consultant costs and bad debt recoveries. General and administrative expenses decreased approximately $500 thousand from the year ended December 31, 2003 as compared with the year ended December 31, 2002. The decrease was primarily due to cost savings associated with the reduction in workforce related to the July 2002 restructuring, and to additional cost savings initiatives the Company undertook during 2003 to better align its cost structure with its revenues.

Occupancy and other facilities related expenses

Occupancy and other facilities-related expenses decreased to approximately $579 thousand in the year ended December 31, 2004, from approximately $675 thousand in 2003, and from approximately $2.7 million in 2002. These costs include rent expense and other operating costs associated with the Company’s headquarters facility in Burlington, Massachusetts, two other sales and development offices in the United States, in Colorado and Virginia, and prior to 2003, former sales and service offices in the United Kingdom, Hong Kong and China. In June 2002, the Company negotiated the termination of the lease of its Burlington, Massachusetts headquarters and manufacturing facility, and in July 2002 moved to more cost-efficient headquarters office space, and closed its offices outside of the United States as a part of the July 2002 restructuring. In December 2003, the Company moved its’ Colorado development office to more cost efficient space. The decreased spending in both 2004 and 2003, as compared with the prior year, was primarily due to cost savings associated with the office consolidations in July 2002, the Colorado office move in December 2003, and to additional cost savings initiatives the Company initially undertook during 2003 to better align its cost structure with its revenues.

Interest income, net

Interest income, net, consists of interest on cash, cash equivalents and marketable securities. Interest income increased to approximately $122 thousand in 2004 from approximately $6 thousand in 2003, and approximately $14 thousand in 2002. The increase in 2004 was due primarily to approximately $66 thousand of interest received in connection with the Company’s settlement reached in April 2004 with the ITC, approximately $30 thousand of interest received as a result of an income tax refund of approximately $608 thousand received in December 2004, and an increase in the amount of cash available for investment during the year as compared to the prior years. The decrease in 2003 of approximately $8,000 from the prior year was primarily due to a reduction in the amount of cash available for investment during the year.

Settlement fees and other income

The settlement fees reported for the year ended December 31, 2004 are one-time legal and professional fees related to the Company’s settlement reached in April 2004 with the ITC concerning tax matters associated with its patent infringement suit against Accord, which was settled in June 2000. Other income consists primarily of sales of previously written off assets and other miscellaneous non-operating income.

Income tax benefit

The income tax benefit reported in the year ended December 31, 2004 of approximately $1.4 million related to the Company’s settlement with the ITC resulting in the receipt in April 2004 of $975 thousand, net of approximately $156 thousand of withholding tax on the gross settlement amount. The income tax benefit in 2004 also included approximately $608 thousand refund of prior year taxes relating to the carry back of the net operating losses incurred in 2001 to prior years. The income tax benefit reported in the year ended December 31, 2003 of approximately $267 thousand related to a change in the estimate for potential liabilities related to federal and state income taxes paid in prior years. The income tax benefit amount reported in 2002 of approximately $2.9 million related primarily to the Federal Job Creation and Worker Assistance Act of 2002, which allowed the Company to carry back net operating losses incurred in 2001 for a period of up to five years, rather than two years, as had previously been the case. The additional carry back period enabled the Company to file a carry back claim, resulting in the utilization of approximately $12.5 million of net operating losses that would have expired in 2022, and the recovery of approximately $2.7 million of income taxes paid in prior years. The income tax benefit in 2002 also includes approximately $200 thousand related to the reversal of tax reserves due to the favorable settlement of certain tax related matters.

Risk factors which may affect future operations

This annual report includes discussions of the Company’s long-term growth outlook, including various forward-looking statements. The following risks and uncertainties, among others, could affect the degree to which such expectations are realized. Forward looking statements contained in this Form 10-K report are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs, and assumptions made by management. Words such as “plans,” “expects,” “anticipates,” “intends,” “believes,” “could,” “seeks,” “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

Liquidity and history of losses.   As further described under Liquidity and Capital Resources, despite the Company’s historical operating losses, management believes, although there can be no assurances, due to the growing acceptance of its InfoWorkSpace product, the expected growth of Internet-based collaboration products, in general, and the InfoWorkSpace product, in particular, and its successive quarters of profitability and continued vigilance on cost control, that its cash and available resources will enable the Company to continue as a going concern. There can be no assurances that the Company can achieve its goal of showing consistent quarterly revenue and profit growth, which are both largely dependent on whether it can meet its future new order bookings targets.

Dependence on major customers.   While the Company is focusing efforts on broadening its customer base, sales to a relatively small number of customers within the US government, specifically within the Department of Defense, have accounted for a significant portion of the Company’s revenue. The Company believes that its dependence on a relatively small number of customers within the US government will continue during 2005. This concentration of customers may cause revenues and operating results to fluctuate from quarter-to-quarter based on major customers’ requirements, and the timing of their orders and shipments. The Company’s agreements with its customers generally do not include minimum purchase commitments or exclusivity arrangements. The Company’s operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to change to another vendor for purchases of a similar product, were to realize a reduction in their approved funding for collaborative technologies, or were to delay paying or fail to pay amounts due the Company.

Third Party Technology.   The Company utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software, and used in the Company’s products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all. In particular, in February 2005 the Company entered into a new three-year agreement with Microsoft Corporation to extend an existing software distribution license agreement. The software distribution license agreement allows the Company to integrate Microsoft’s live communication software with the Company’s proprietary software, to create InfoWorkSpace.

Reduced demand for traditional videoconferencing products.   The demand for traditional videoconferencing technology has experienced a rapid decline. The Company’s videoconferencing product and related services revenue declined to approximately $633 thousand in 2004, from approximately $2.3 million in 2003 and approximately $6.7 million in 2002. The Company expects that sales of this legacy hardware technology will continue to decline in 2005.

Evolving markets.   Sales of real-time collaboration products account for a significant and increasing portion of the Company’s revenue. The Company’s success depends, to a significant extent, on the acceptance and the rate of adoption of Internet-based collaboration products, in general, and the InfoWorkSpace product, in particular. There can be no assurance that any of the markets for the Company’s products will develop to the extent, in the manner, or at the rate anticipated by the Company. In addition, future prices the Company is able to obtain for its products may decrease as a result of new product introductions by others, price competition, technological change or other factors.

Rapid technological change.   The market for the Company’s products is characterized by rapidly changing technology, evolving industry standards, emerging network architectures and frequent new product introductions. The adoption rate of new technologies and products may adversely impact near-term growth of the conferencing market as users evaluate the alternatives. The Company has invested, and for 2005 plans to continue to invest, in product development and products incorporating certain of these new technologies. Many other companies are also developing products incorporating these new technologies that are competitive with the Company’s current and future offerings. The Company’s success will depend, in part, upon its ability through continued investments to maintain technological leadership, to enhance and expand its existing product offerings and to select and develop in timely manner new products that achieve market acceptance.

Competition.   The market for multimedia collaboration products is highly competitive. The Company expects competition to increase significantly in the future, as the market for similar products is expected to significantly expand. A number of companies have introduced or announced their intention to introduce products that could be competitive with the Company’s products, and the rapidly evolving nature of the markets in which the Company competes may attract other new entrants, as they perceive opportunities. Some of the Company’s current and potential competitors have longer operating histories and greater financial, technical, sales, and marketing resources. If the Company were unable to retain its existing customers in the US government, or were unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt the InfoWorkSpace collaborative software product over alternative technologies marketed by the Company’s competitors, the Company’s financial results would suffer.

The principal competitive factors in the market for multimedia collaboration are, and should continue to be, breadth of capabilities, demonstrated interoperability, price, performance, network management capabilities, reliability, customer support and security. The Company plans to compete by offering collaboration and enterprise products with a broad range of capabilities and high performance. However, the Company cannot be certain that potential customers will be attracted to the Company’s products, especially if competitors were to invest substantially more money into their products and technology.

Acceptance of InfoWorkSpace in the commercial market.   In 2001, the Company purchased the operating assets and intellectual property of the InfoWorkSpace business unit of General Dynamics Electronic Systems. The Company entered into the purchase agreement with the expectation that the transaction would result in certain benefits including, among other things, benefits relating to expanded and complementary product offerings, enhanced revenues, increased market opportunity, new technology, the addition of engineering personnel, and the expectation that the Company would be successful in expanding the market for InfoWorkSpace products, both within certain organizations of the US government, including the Department of Defense and the Intelligence Community, but also commercially. To date, the Company’s commercial marketing efforts have not been successful in achieving its targeted revenue or operating performance goals in this space. There can be no assurance of success in the commercial market for InfoWorkSpace, in 2005 or beyond.

Protection of proprietary technology.   The Company’s success depends, to a large extent, on its ability to protect its proprietary technology. The Company relies primarily on a combination of contractual rights, trade secrets and copyrights to protect its intellectual property rights, including the fully-paid, non-exclusive, non-transferable license granted by Tandberg to the Company for use in connection with its videoconferencing and enterprise collaboration products.

Retention of key employees.   The Company’s success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing, and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, the Company’s Chief Executive Officer, President and Chief Financial Officer. The Company does not carry a key-man life insurance on any of its employees, including Mr. Nguyen. Early in 2004, Mr. Nguyen experienced a medical problem that required him to a short term leave of absence in order to recuperate. Mr. Nguyen has returned to work full time on a daily basis in June 2004. The Company does not have employment contracts with its key personnel other than Mr. Nguyen. The Company believes that its future success will depend in large part upon its ability to attract and retain such key employees.

Stock price volatility.   The market price of the Company’s common stock, like that of other technology companies, is highly volatile and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. The Company’s stock price may also be affected by broader market trends unrelated to the Company’s performance.

Board of director recruitment.   Currently and, we believe, temporarily, we have three directors on our Board, two of whom meet the standards for independence as specified by the SEC and the national stock exchanges. Historically we have had an audit committee comprised of at least three independent directors, as required by the national stock exchanges. Our current independent directors, both of whom are members of our audit committee, meet the standards for independence as specified by the SEC. One of our directors, Gerald P. Carmen, has the necessary financial expertise to serve as chairman of our audit committee. We are currently attempting to identify additional qualified individuals to serve as independent directors of the Company. However, the market for highly qualified individuals available and willing to serve as directors to companies similar to ours is intense, and there can be no assurance that we will be able to identify, recruit and ultimately secure the services of such individuals in a timely manner or at all.

Liquidity and Capital Resources

At December 31, 2004, the Company had cash and cash equivalents of approximately $5.5 million. The Company had profits from operations of approximately $1.8 million for the year ended December 31, 2004, and a net profit for the year of approximately $3.2 million, as compared with an operating loss in the year ended December 31, 2003 of $1.1 million, and a net loss of approximately $828 thousand in 2003.

The Company generated cash from operations of $3.2 million in fiscal 2004 compared to a use of cash from operations of $96 thousand in 2003 and cash generated from operations of $17 thousand in 2002. The Company’s investing activities have been nominal in fiscal 2004 and 2003 resulting in only $93 thousand of cash invested in property and equipment in 2004 and no outlay of cash relative to 2003 investing activities. The Company has generated cash from financing activities of $102 thousand and $9 thousand in 2004 and 2003, respectively, primarily from proceeds of sales of the Company’s common stock pursuant to the Company’s various stock plans.

The Company’s contractual obligations relate primarily to its facilities leases and a contractual purchase commitment. The Company leases its primary facility in Burlington, Massachusetts, under an operating lease, which expires in June 2005. The Company plans to move its primary facility to Nashua, New Hampshire, and has entered into a new operating lease, effective March, 2005, expiring in 2010 (the “Nashua Lease”). The Company also has three other leases for office space in the United States, located in Colorado Springs, Colorado, Sterling, Virginia, and Alexandria, Virginia for sales, development and technical support operations. The Company has entered into a sub lease agreement for its Alexandria, Virginia office. These leases expire at various dates through March 2010. Future minimum lease obligations at December 31, 2004 under all of these non-cancelable operating leases, including the effects of the Nashua Lease and the Alexandria, Virginia sublease, are approximately $296 thousand in 2005, $232 thousand in 2006, $71 thousand in 2007, $72 thousand in 2008, $73 thousand in 2009, and $14 thousand in 2010.

In February 2005 the Company entered into a new three-year agreement to extend an existing software distribution license agreement. Under the agreement, the Company is required to purchase a minimum of $3 million of product during the first year of the agreement.

The Company includes standard intellectual property indemnification provisions in its licensing agreements in the ordinary course of business. Pursuant to the Company’s product license agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to the Company’s products. Other agreements with the Company’s customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. Historically, the Company’s costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

In August 2002, the Company entered into an agreement with Tandberg Telecom AS to sell all patents and pending applications related to its videoconferencing products, which was completed in October 2002. In exchange for an up-front license fee of $1.25 million, a loan for an additional $1.25 million which was forgiven at the closing, and an additional $2.4 million also received at the closing, the Company granted Tandberg a fully paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company’s videoconferencing technology (the video patent portfolio). Additionally, the Company retained a fully paid, non-exclusive, non-transferable license for the Company’s use in connection with its videoconferencing and enterprise collaboration products.

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

In March 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace business unit of General Dynamics Electronic Systems, which included the issuance by the Company of 400,000 shares of the Company’s common stock valued, for purposes of the transaction, at $10.00 per share. The 400,000 shares issued were accompanied by an option allowing the seller to put the shares to the Company at $10.00 per share. The seller exercised the put option with respect to 110,000 shares in January 2002, and the shares were reacquired at an aggregate price of $1.1 million later that month. The put agreement, as amended, gave the seller the option to require the Company to repurchase the balance of 290,000 shares for a period of thirty days beginning in March 2004. As of December 31, 2002, common stock subject to the put option was reported as temporary equity. For purposes of computing diluted earnings per share, such shares were included in the calculation using the reverse treasury stock method when dilutive. In July 2003, in connection with an amendment to a software development agreement, the seller agreed to terminate the put agreement it had with the Company. Accordingly, as of December 31, 2003, the value associated with the 290,000 shares of common stock that are no longer subject to the put option, has been included within stockholders equity.

Operating costs were in line with the Company’s expectations for the year ended
December 31, 2004. The Company did not achieve its new order bookings target for InfoWorkSpace products during the year ended December 31, 2004, although new order bookings for each of the quarters did indicate more consistency in the demand for InfoWorkSpace as compared to quarterly new order bookings totals for the year ended December 31, 2003. Order bookings, which are purchase orders placed by customers, are properly not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order.

The Company’s success in achieving its goal of showing consistent quarterly top line and bottom line growth is largely dependent on whether it can continue to meet its future order bookings, and related revenue, targets. Accordingly, despite the Company’s historical operating losses management believes, largely as a result of its increased IWS bookings, successive quarters of profitability, and the expected growth and acceptance of Internet-based collaboration products, in general, and the InfoWorkSpace product, in particular, that its existing cash resources and continued vigilance on controlling costs will enable the Company to continue as a going concern at least through March 31, 2006 and for the forseeable future thereafter.

The following table summarizes our outstanding contractual obligations:

	2005	2006-2008	2009-2010	Total
	(in thousands)
Operating leases	$296	$375	$86	$757
Purchase commitments	3,000	—	—	3,000
Total contractual obligations	$3,296	$375	$86	$3,757

Recent Accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R may materially increase stock compensation expense and decrease net income. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, the Company has not utilized derivative financial instruments or derivative commodity instruments. The Company invests cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper and short-term money market funds. These investments are subject to minimal credit and market risk and the Company has no debt other than its contractual lease obligations. A 10% change in interest rates would not have a material impact on the Company’s financial position, operating results or cash flows. The Company has closed its foreign offices, and sales to foreign customers from the United States are in U.S. dollars. Therefore, the Company has no significant foreign currency risk.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ezenia! Inc.

We have audited the accompanying consolidated balance sheets of Ezenia! Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the periods ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the two years in the periods ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BROWN & BROWN, LLP

Boston, Massachusetts

February 28, 2005 except for notes 11 and 15 for which the date is March 15, 2005.

Report of Independent Auditors

The Board of Directors and Stockholders
Ezenia! Inc.

We have audited the accompanying consolidated balance sheet of Ezenia! Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2002 and 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

The accompanying financial statements have been prepared assuming that Ezenia! Inc, will continue as a going concern. As more fully described in Note 2, the Company has incurred substantial recurring operating losses and negative cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 5 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS.”

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 25, 2003

Consolidated Balance Sheets

	December 31,
	2004	2003
	(In thousands, except for share related data)
Assets
Current assets
Cash and cash equivalents	$5,520	$2,316
Accounts receivable, less allowances of $371 and $1,068 in 2004 and 2003, respectively	3,465	2,745
Prepaid software licenses	2,630	1,724
Prepaid expenses and other current assets	306	297
Total current assets	11,921	7,082
Equipment and improvements, net	85	—
Total assets	$12,006	$7,082
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$734	$185
Accrued expenses	571	205
Employee compensation and benefits	200	186
Accrued license costs	—	920
Deferred revenue	6,663	5,034
Total current liabilities	8,168	6,530
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 40,000,000 shares authorized; 14,846,598 issued and 14,186,161 outstanding in 2004; 14,360,817 issued and 13,700,380 outstanding in 2003	148	144
Capital in excess of par value	63,643	63,545
Accumulated deficit	(57,092)	(60,276)
Treasury stock; 660,437 shares at cost	(2,861)	(2,861)
	3,838	552
Total liabilities and stockholders’ equity (deficit)	$12,006	$7,082

See accompanying notes.

Consolidated Statements of Operations

	Year ended December 31,
	2004	2003	2002
	(In thousands, except for per share related data)
Revenues
Product revenue	$8,565	$7,663	$8,830
Product development revenue	1,455	78	—
Service revenue	371	476	2,543
	10,391	8,217	11,373
Costs of revenues
Cost of product revenue	3,107	3,355	7,490
Cost of product development revenue	388	39
Cost of service revenue	86	334	731
	3,581	3,728	8,221
Gross profit	6,810	4,489	3,152
Operating expenses
Research and development	1,087	1,921	4,641
Sales and marketing	1,370	1,119	3,959
General and administrative	1,959	1,891	2,438
Amortization of goodwill and other intangible assets	—	—	1,005
Depreciation	8	—	1,187
Occupancy and other facilities related expenses	579	675	2,671
Impairment of goodwill and other long-term assets	—	—	2,345
Total operating expenses	5,003	5,606	18,246
Income (loss) from operations	1,807	(1,117)	(15,094)
Other income (expense)
Interest income, net	122	6	14
Settlement fees	(179)	—	—
Gain on sale of patents	—	—	4,900
Loss on liquidation of foreign subsidiaries	—	—	(619)
Other	7	16	—
	(50)	22	4,295
Income (loss) before income taxes and cumulative effect of change in accounting principle	1,757	(1,095)	(10,799)
Income tax benefit	(1,427)	(267)	(2,901)
Income (loss) before cumulative effect of change in accounting principle	3,184	(828)	(7,898)
Cumulative effect of change in accounting principle	—	—	(10,667)
Net income (loss)	$3,184	$(828)	$(18,565)
Basic and diluted earnings per share:
Before cumulative effect of change in accounting principle
Basic	$.23	$(.06)	$(.58)
Diluted	.22	(.06)	(.58)
Cumulative effect of change in accounting principle
Basic and diluted	—	—	(.78)
Net loss	—	—	—
Basic	$.23	$(.06)	$(1.36)
Diluted	$.22	$(.06)	$(1.36)

See accompanying notes.

Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated
			Capital		Other		Total	Comprehensive
	Common Stock		in Excess of	Accumulated	Comprehensive	Treasury	Stockholders’	Income
	Shares	Par Value	Par Value	Deficit	Loss	Stock	Equity (Deficit)	(Loss)
	(In thousands, except for share related data)
BALANCES AS OF DECEMBER 31, 2001	13,741,880	139	59,566	(40,883)	(611)	(1,761)	16,450
Stock issued under employee benefit plans	1,750
Foreign currency translation adjustment					(8)		(8)	$(8)
Liquidation of foreign subsidiaries					619		619
Exercise of put	(110,000)		1,100			(1,100)
Net loss				(18,565)			(18,565)	(18,565)
Comprehensive loss								$(18,573)
BALANCES AS OF DECEMBER 31, 2002	13,633,630	139	60,666	(59,448)	—	(2,861)	(1,504)
Stock issued under employee benefit plans	66,750	5	4				9
Cancellation of put			2,875				2,875
Net loss				(828)			(828)	(828)
Comprehensive loss								$(828)
BALANCES AS OF DECEMBER 31, 2003	13,700,380	144	63,545	(60,276)	—	(2,861)	552
Stock issued under employee benefit plans	485,781	4	98				102
Net income				3,184			3,184
Comprehensive income								$3,184
BALANCES AS OF DECEMBER 31, 2004	14,186,161	$148	$63,643	$(57,092)	$—	$(2,861)	$3,838

See accompanying notes.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Operating activities
Net income (loss)	$3,184	$(828)	$(18,565)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8	—	1,187
Amortization	—	—	1,005
Bad debt expense (recoveries)	(110)	(50)	250
Loss on liquidation of foreign subsidiaries	—	—	619
Write-down of goodwill, other long-term assets and cumulative effect of accounting change	—	—	13,012
Changes in operating assets and liabilities, less amounts attributable to acquisition of InfoWorkSpace:
Accounts receivable	(610)	(915)	283
Inventories	—	112	3,770
Prepaid software licenses	(906)	(716)	(234)
Prepaid expenses and other current assets	(9)	(36)	430
Accounts payable, accrued expenses and employee and compensation benefits	9	231	(2,111)
Income taxes	—	(285)	(207)
Deferred revenue	1,629	2,391	578
Net cash provided by (used in) operating activities	3,195	(96)	17
Investing activities
Acquisition of InfoWorkSpace	—	—	(3,100)
Net purchases of equipment and improvements	(93)	—	(61)
Other, net	—	—	24
Net cash used for investing activities	(93)	—	(3,137)
Financing activities
Net proceeds from issuance of stock under employee benefit plans	102	9	—
Net cash provided by financing activities	102	9	—
Effect of exchange rate on cash and cash equivalents	—	—	(8)
Change in cash and cash equivalents	3,204	(87)	(3,128)
Cash and cash equivalents at beginning of year	2,316	2,403	5,531
Cash and cash equivalents at end of year	$5,520	$2,316	$2,403
Supplementary disclosure of cash flow information:
Interest paid	$1	$—	$—
Income taxes (refunded) paid	$(1,271)	$—	$—
Cancellation of put	$—	$2,875	$—

See accompanying notes.

Notes to the Consolidated Financial Statements

1. Nature of Business and Basis of Presentation

Ezenia! Inc. operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness. Founded in 1991, Ezenia! develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users. The Company’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way—voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time. Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter company transactions and balances have been eliminated. All assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange at the end of the year, while sales and expense are translated at the average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders’ equity .

Certain amounts in 2002 and 2003 have been reclassified to permit comparison with 2004 classifications.

2. Management’s Plans

Prior to 2004, the Company had incurred substantial recurring operating losses and negative cash flow from operations and had incurred an accumulated deficit of approximately $60.3 million at December 31, 2003. During 2004 the Company achieved income from operations of $1.8 million, net income of $3.2 million and generated cash from operations of $3.2 million and has $5.5 million of cash and cash equivalents as of December 31, 2004. There can be no assurances that the Company can continue to achieve the above-mentioned cash flow results, or its goal of showing consistent quarterly revenue and profit growth, which are both largely dependent on whether it can meet its future new order bookings targets. Accordingly, despite the Company’s historical operating losses, management believes, although there can be no assurances, due to the growing acceptance of its InfoWorkSpace product, the expected growth of Internet-based collaboration products, in general, and the InfoWorkSpace product, in particular, and its successive quarters of profitability and continued vigilance on cost control, that its cash and available resources will enable the Company to continue as a going concern at least through March 31, 2006 and for the forseeable future thereafter.

3. Summary of Significant Accounting Policies

Use of Estimates

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

Notes to the Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Revenue recognition

Product Revenue consists of sales of InfoWorkspace software licenses and maintenance agreements, InfoWorkSpace product related training, installation, consulting, and video products. Revenue from sales of InfoWorkSpace software licenses and maintenance agreements is recognized ratably over the subscription contract periods, which are generally one year. Revenue from InfoWorkSpace training, installation, and consulting services are recognized as the services are performed provided there is vendor specific objective evidence (VSOE) of fair value which is the price charged when the services are sold separately. Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the InfoWorkSpace product according to customer specifications. Revenue associated with contracts for product development revenue that are deliverable or milestone-based and require our customers’ acceptance, are recognized upon their acceptance in accordance with terms of the contract. The associated cost recognition with these deliverables or milestones are deferred until the terms of acceptance are satisfied and revenue is recognized.

Service revenue represents sales of service contracts related to the maintenance of video products.

Products and software licenses are sold without any contractual right of return to the customer. Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements, or for product sales in advance of revenue recognition. Judgments are required in evaluating the creditworthiness of our customers. In all instances, revenue is not recognized until we have determined, at the outset of the arrangement that collectibility is reasonably assured. Amounts billed to customers related to shipping and handling charges are recorded upon shipment and the related costs are included in cost of goods sold.

Product Warranties

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a period of 90 days, at no cost to our customers. Our policy is to establish warranty reserves at the time of sale when our estimate of the costs that will be incurred to fulfill those warranty requirements become material. At December 31, 2004, the Company believes that costs to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date are not material and no reserve is warranted. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Third Party Technology

The Company’s InfoWorkSpace product incorporates third party technology in the form of software licenses, which the Company purchases from other software vendors. Software licenses purchased from vendors are reported as prepaid licenses and amortized to cost of revenue over the subscription period, which is generally one year.

Notes to the Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Advertising

Advertising costs are included under sales and marketing expenses. The Company uses its website as its main form of advertising and currently does not incur material advertising costs. Advertising costs are expensed as incurred. Advertising expense approximated $39 thousand in fiscal 2004. The company did not incur advertising expense for fiscal 2003 and incurred approximately $35 thousand in advertising expense in fiscal 2002.

Cash equivalents

The Company considers all liquid investments with maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents and marketable securities consist of highly rated U.S. and state government securities, commercial paper and short-term money market funds.

Financial instruments and concentrations of credit risk

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value due to their short term to maturity. Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents and accounts receivable.

Major financial institutions maintain all the Company’s cash equivalents. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. Write-offs related to accounts receivable have been within management’s expectations.

Revenue from one customer accounted for 33% of total revenues in 2004, 38% of total revenues in 2003, and 27% of total revenues in 2002. Accounts receivable from these customers amounted to approximately $1.8 million, $1.9 million and $.2 million at December 31, 2004, 2003 and 2002, respectively. Revenue from international markets were approximately $391 thousand, $1.1 million and $2.9 million in 2004, 2003 and 2002, respectively.

Equipment and improvements

Equipment and improvements are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Computer software and equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Repairs and maintenance costs are expensed as incurred.

Research and development costs

Research and development costs are charged to expense as incurred. To date, costs of internally developed software eligible for capitalization have been immaterial and therefore have been expensed as incurred.

Notes to the Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company’s management recorded a valuation allowance against the deferred tax assets as management believes it is more likely than not that they will not be realized.

Net income (loss) per share

The Company reports net income (loss) per share in accordance with the SFAS No. 128, “Earnings per Share.” Diluted earnings per share include the effect of dilutive stock options and shares subject to a put option (see Note 5) when dilutive.

Shares used in computing basic and diluted net income (loss) per share are as follows:

	2004	2003	2002
Basic	14,070,034	13,580,118	13,633,630
Effect of assumed exercise of stock options	467,560	—	—
Diluted	14,537,594	13,580,118	13,633,630
Outstanding options excluded as impact is anti-dilutive	783,752	1,860,702	2,084,327

Accounting for impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (2002) and SFAS No. 121, “Accounting for Impairment of Long-Lived Assets,” (2001 and 2000) the Company recorded an impairment loss on long-lived assets previously used in operations when indicators of impairment were presented. In 2002, management reviewed the value and period of amortization or depreciation of its long-lived assets and evaluated the significant assumptions used in determining the original cost of long-lived assets. These assumptions considered revenue growth, operating results, cash flows and other indicators of value. Management then determined there had been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized was based upon a determination of the fair value of the impaired asset.

Accounting for stock-based compensation

The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has recognized no compensation expense related to its stock option plans and its stock purchase plan

Notes to the Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Pro-forma information regarding net income (loss) and income (loss) per share, as if the Company had used the fair value method of SFAS No. 123 to account for stock options issued under its various stock option plans, and shares purchased under the Stock Purchase Plan, is presented below. The fair value of stock activity under these plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions as of the date of grant: risk-free interest rates equal to the then available rate for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options; no dividend yields; an average volatility factor of the expected market price of the Company’s common stock over the expected life of the option of 1.24 in 2004, 1.82 in 2003 and 1.62 in 2002; and a weighted-average expected life of the option of 6.4 years in 2004, 7.4 years in 2003 and 5.2 years in 2002.

For purposes of pro-forma disclosures, the estimated weighted average fair value of options granted during the year of $.53, $.19 and $.23 in 2004, 2003 and 2002, respectively, is amortized to expense over the related vesting period. Pro-forma information is as follows:

	2004	2003	2002
	(In thousands except for per share information)
Net income (loss) as reported	$3,184	$(828)	$(18,565)
Deduct: total stock-based employee compensation determined under fair value based methods	(155)	(805)	(2,109)
Pro-forma net income (loss)	$3,029	$(1,633)	$(20,674)
Net income (loss) per share as reported
Basic	.23	(.06)	(1.36)
Diluted	.22	(.06)	(1.36)
Pro-forma net income (loss) per share
Basic	.21	(.12)	(1.51)
Diluted	.21	(.12)	(1.51)

Recent Accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R may materially increase stock compensation expense and decrease net income. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations. Although the Company is in the process of evaluating the impact of applying the various provisions of SFAS No. 123R, we expect that this statement may have a material impact on our results of operations.

Notes to the Consolidated Financial Statements (Continued)

4. Sale of Patents

In August 2002, the Company entered into an agreement to sell all patents and pending applications up-front license fee of $1.25 million, a loan for an additional $1.25 million which was forgiven at the closing, and an additional $2.4 million also received at the closing, the Company granted the Buyer a fully-paid, non-exclusive, non-transferable license under the patents and pending applications relating to the Company’s videoconferencing technology. Additionally, the Company retained a fully paid, non-exclusive, non-transferable license for use in connection with its videoconferencing and enterprise collaboration products.

5. Acquisitions

In March 2001, the Company completed the acquisition of all of the operating assets and intellectual property of the InfoWorkSpace business unit of General Dynamics Electronic Systems for $17.0 million in cash, of which the final payment of $2.0 million was paid in January 2002, 400,000 shares of the Company’s common stock valued, for purposes of the transaction, at $10.00 per share, and, pursuant to the terms of the purchase agreement, the payment by the Company of approximately $1.0 million at the closing to cover the seller’s transitional operating costs (net of revenue earned during the period) for the period between the signing of the purchase agreement and the closing of the transaction. The acquisition was accounted for as a purchase. The 400,000 shares issued were accompanied by an option allowing the seller to put the shares to the Company at $10.00 per share (the “Put Agreement”). The seller exercised the put option with respect to 110,000 shares in January 2002, and the shares were reacquired at an aggregate price of $1.1 million. The Put Agreement, as amended (the “Amended Put Agreement”), gave the seller the option to require the Company to repurchase the balance of 290,000 shares in 2004, unless during a certain time period the last reported closing price of the common stock had been equal to or greater than $11.00 per share for fifteen (15) consecutive trading days. As of December 31, 2002, common stock subject to the put option was reported as temporary equity.

In July 2003, in connection with an amendment to a software development agreement, the seller agreed to terminate the Amended Put Agreement. Accordingly, as of December 31, 2003, the value associated with the 290,000 shares of common stock that are no longer subject to the put option, was included within stockholders equity.

The total purchase price and related acquisition costs were recorded as follows:

(In thousands)
Equipment and improvements	$481
Prepaid software licenses	1,124
Goodwill	19,504
Other intangible assets	2,531
Deferred revenue	(1,125)
$22,515

Certain factors negatively impacted expected sales of InfoWorkSpace product during 2001. During the fourth quarter of 2001, the Company determined the fair value of InfoWorkSpace product line had declined from the value at the date it was acquired. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluated the recoverability of its long-lived assets, including intangibles related to the InfoWorkSpace acquisition, and determined that the estimated future undiscounted cash flows were below their carrying value at

Notes to the Consolidated Financial Statements (Continued)

5. Acquisitions (Continued)

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

6. Inventories

Inventories consist primarily of finished goods relating to legacy video conferencing hardware equipment Historically, as a designer, developer and manufacturer of videoconferencing hardware solutions, the Company was exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

The Company provided for excess and obsolescence reserve of inventory of approximately $2.3 million in the year ended December 31, 2002 due to the continued decline in demand relating to the legacy videoconferencing product line. Based on a settlement agreement negotiated with a software vendor (see Note 6 to the financial statements), the Company later incurred an additional write-down of inventory of approximately $1.4 million.

During the year ended December 31, 2004 the Company was able to realize sales of its legacy videoconferencing hardware products. The cost of these product sales was offset by the corresponding adjustments to reduce the related inventory reserves. At December 31, 2004, our net inventory reserves are approximately $4.5 million, representing 100% of the cost basis of our inventory. While the Company expects that there could be additional sales of legacy videoconferencing hardware products after the year ended December 31, 2004, current accounting rules and related interpretations, specifically Accounting Research Bulletin No. 43 (ARB 43), stipulate that our net inventory value cannot be marked up “based on changes in underlying facts and circumstances”.

7. Equipment and Improvements

In the year ended December 31, 2002, the Company wrote off all equipment and improvements as a result of impairment and assets abandoned as part of a lease termination. The Company made no purchases of equipment or improvements in the year ended December 31, 2003. For the year ended December 31, 2004, the Company had the following activity:

(in thousands)	Cost	Accumulated Depreciation	Net
Computer software and equipment	$65	$5	$60
Office equipment	26	3	23
Furniture and fixtures	2	—	2
	$93	$8	$85

8. Income taxes

The provision (benefit) for income taxes is as follows:

	Year ended December 31
	2004	2003	2002
	(In thousands)
Current:
Federal	$(608)	$(267)	$(2,908)
State	—	—	—
Foreign	(819)	—	7
	$(1,427)	$(267)	$(2,901)

The amount reported as income tax benefit in 2004 is the result of a $819 thousand net settlement reached with the ITC and a $608 thousand refund received in connection with the 2002 carry back of net operating losses incurred in 2001. The amount reported as income tax benefit in 2003 is the result of the reversal of tax reserves recorded in prior years. The amount reported as income tax benefit in 2002 is primarily a result of the Federal Job Creation and Worker Assistance Act of 2002, enacted in March 2002, which allowed the Company to carry back net operating losses incurred in 2001 for a period of up to five years.

The total income tax expense (benefit) differs from the income tax at the statutory federal income tax rate due to the following:

	Year ended December 31
	2004	2003	2002
		(In thousands)
Federal income tax at statutory rate	$597	$(373)	$(6,498)
State income taxes, net of federal benefit	105	—	(126)
Foreign taxes, net	—	—	7
Research and development and other tax credits	708	—	—
Valuation allowance	1,965	1,038	3,978
Prior year refunds and reversal of reserves	(1,427)	(267)	(250)
Adjustment of prior year	(4,127)	—	—
Other	752	(665)	(12)
Total income tax expense (benefit)	$(1,427)	$(267)	$(2,901)

8. Income taxes (Continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	Year ended December 31
	2004	2003
	(In thousands)
Deferred tax assets:
Purchased intangibles	$6,013	$5,903
Net operating loss carryforwards	21,400	18,512
Research and development and other credits	3,718	5,166
Accruals and allowances not currently deductible for tax purposes	2,156	1,425
Depreciation and other	—	316
Valuation allowance	(33,287)	(31,322)
Total deferred tax assets	$—	$—

At December 31, 2004, the Company has available federal and state net operating loss carryforwards of approximately $53 million expiring at various dates through 2024, federal research and development credit carryforwards of approximately $2,383,000 and state and research and development credit carryforwards of approximately $921,000. Certain of the state NOL’s will begin to expire in 2005.

9. Other Income

The Company had previously settled a patent infringement suit against Accord in the United States District Court for the District of Massachusetts. The settlement agreement, provided, among other things, that the Company receive $6.5 million in return for a covenant not to sue with respect to the patents that were the subject of the litigation. The Company received the payment in 2000, net of foreign tax withholding of $975 thousand, pending a resolution of certain tax matters related to the settlement with the tax authorities in Israel. In April 2004, the Company reached a settlement agreement with the Israel Tax Commission (ITC), resulting in the receipt by the Company of cash proceeds related to the disputed amount, net of interest earned, tax withholding, and settlement fees of approximately $179 thousand, of approximately $706 thousand.

10. 2002 Restructuring and Cost Reduction Plans

In 2002, the Company implemented a restructuring and cost reduction plan, which consisted of the termination of 55 employees (approximately 50% of its workforce), closing its foreign sales operations and significantly reducing sales and service operation of its videoconferencing product lines. The reduction in workforce covered all functional areas, including research and development, sales and marketing, general and administrative, manufacturing and technical support. Cost of the restructuring was approximately $400,000, consisting principally of severance payments to Foreign Service employees, and was paid by December 31, 2002.

11. Commitments and Contingencies

The Company’s contractual obligations relate primarily to its facilities leases and a contractual purchase commitment. The Company leases its primary facility in Burlington, Massachusetts, under an operating lease, which expires in July 2005. The Company plans to move its primary facility to Nashua, New Hampshire, and has entered into a new operating lease, effective March 15, 2005, expiring in 2010 (the “Nashua Lease”). The Company also has three other leases for office space in the United States,

11. Commitments and Contingencies (Continued)

located in Colorado Springs, Colorado, Sterling, Virginia, and Alexandria, Virginia for sales, development and technical support operations. On February 28, 2005 the Company entered into a new five year operating lease to move its’ Alexandria, Virginia sales and service office to a new facility in Sterling, Virginia. At the same time, the Company entered into a sublease agreement to lease its’ Alexandria, Virginia facility for the remaining 14 months of the Company’s lease term. With the move, the Company will lower its’ overall facility costs in Virginia. These leases expire at various dates through March 2010. Rent expense was approximately $278,000, $361,000 and $1,075,000 in 2004, 2003 and 2002, respectively.

The following table summarizes our outstanding contractual obligations:

	2005	2006-2008	2009-2010	Total
	(in thousands)
Operating leases	$296	$375	$86	$757
Purchase commitments	3,000	—	—	3,000
Total contractual obligations	$3,296	$375	$86	$3,757

Purchase commitments represent obligations under agreements, which are not unilaterally cancelable by us, are legally enforceable, and specify fixed or minimum amounts of goods or services at fixed or minimum prizes.

The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business. Currently, the Company is the defendant in two employment related suits filed during the fourth quarter of 2004, which we deny the allegations and are vigorously defending. As of December 31, 2004 the Company has accrued approximately $160 thousand related to potential damages the Company may incur as a result of these suits. While management currently believes, that resolving these suits, individually or in the aggregate, will not have a material adverse impact on our financial position or our results of operations, the claims and litigation noted above are subject to inherent uncertainties and management’s view of these matters may change in the future.

12. Preferred Stock

The Company has authorized 2,000,000 shares of undesignated Preferred Stock. Each series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors.

13. Benefit Plans

Stock option plans

The Company’s Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”) provided for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, for up to 6,090,541 shares to officers, employees and consultants. The 1991 Plan terminated on March 31, 2001, and no further options have been granted under the 1991 Plan subsequent to that date. At December 31, 2004, there were 766,252 shares reserved for issuance under the 1991 Plan.

The 2001 Stock Incentive Plan was approved and adopted by the Board of Directors on April 11, 2001. The 2001 Stock Incentive Plan provided for the sale or award of common stock, or the grant of non-qualified stock options for the purchase of common stock, for up to 5,000,000 shares to officers, directors,

13. Benefit Plans (Continued)

employees and consultants of the Company. Vesting of options granted under the 2001 Stock Incentive Plan accelerate upon change of control or acquisition as defined in the 2001 Stock Incentive Plan. The 2001 Stock Incentive Plan was terminated on December 31, 2004 and no further options are permitted to be granted under the 2001 Plan subsequent to this date. At of December 31, 2004, there are 630,969 shares of common stock reserved to be issued upon exercise of outstanding options granted under the 2001 Stock Incentive Plan.

The 2004 Stock Incentive Plan was approved and adopted by the Board of Directors on December 31, 2004. The 2004 Stock Incentive Plan provides for the sale or award of common stock or the grant of non-qualified stock options to officers, directors, employees and consultants of the Company. The Board of Directors administers the 2004 Stock Incentive Plan, and the terms of grants and awards made pursuant to the 2004 Stock Incentive Plan. Vesting of options granted under the 2004 Stock Incentive Plan accelerate upon change of control or acquisition as defined in the 2004 Stock Incentive Plan. As of December 31, 2004, the Company has reserved 7,500,000 shares of common stock for issuance under the 2004 Stock Incentive Plan, and no options had been granted. The 2004 Stock Incentive Plan will terminate December 31, 2014.

1994 Non-employee director stock option plan

In April 1995, the Board of Directors and shareholders approved the Director Plan, which was most recently amended by the Board of Directors on June 5, 2002. The Director Plan provides that the Board of Directors, at its discretion, is permitted to grant options to non-employee directors, subject to terms and conditions as determined by the Board of Directors. No options may be granted after the tenth anniversary of the date of adoption of the Director Plan and no person may be granted options under the Director Plan to purchase more than an aggregate of 45,000 shares of Common Stock. Options are granted at a price equal to the fair market value on the date of grant. Unless otherwise specified by the Board of Directors at the time of grant, options granted under the Director Plan become exercisable over a four-year period, and the term of the options is ten years from the date of grant. The Director Plan terminated on November 9, 2004, and no further options are to be granted under the Director Plan subsequent to that date. At December 31, 2004, there were 70,000 shares reserved for issuance under the Director Plan.

A summary of option activity under the 2004 Stock Incentive Plan, 2001 Stock Incentive Plan, the 1991 Plan and the Director Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	2,638,012	$5.74
Granted	1,259,475.23
Terminated	(1,811,410)	3.17
Exercised	(1,750)	.29
Outstanding at December 31, 2002	2,084,327	$4.66
Granted	770,250.19
Terminated	(981,125)	3.76
Exercised	(66,750)	.15
Outstanding at December 31, 2003	1,806,702	$3.29
Granted	337,750.53
Terminated	(220,450)	1.07
Exercised	(485,781)	.22
Outstanding at December 31, 2004	1,438,221	$4.02

13. Benefit Plans (Continued)

Related information for options outstanding and exercisable as of December 31, 2004 under these option plans is as follows:

Range of exercise prices	Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$.11 - $.90	654,469	8.38	$.18	307,502	$.19
1.25 - 3.00	136,000	6.58	1.55	111,095	1.77
3.63 - 7.88	397,752	3.96	7.71	397,752	7.71
9.13	250,000	5.14	9.13	250,000	9.13
	1,438,221	6.42	$3.94	1,066,349	5.25

Employee stock purchase plan

The Company’s 1995 Employee Stock Purchase Plan (the “ 1995 Employee Stock Purchase Plan”) provides eligible employees the right to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee’s compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 900,000 shares of common stock have been reserved for issuance under the 1995 Employee Stock Purchase Plan. No shares were issued under the 1995 Employee Stock Purchase Plan during fiscal year 2004, 2003, and 2002. As of December 31, 2004, 555,081 shares have been issued pursuant to the 1995 Employee Stock Purchase Plan.

Savings plan

The Company sponsors a savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Contributions from the Company are made at the discretion of the Board of Directors and approximated $18,000 in 2004, $30,000 in 2003 and $85,000 in 2002.

14. Quarterly financial information (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2004
Revenue	$2,625	$2,486	$2,498	$2,782
Gross profit	1,578	1,606	1,622	2,004
Income (loss) from operations	406	387	422	592
Net income (loss)	409	1,103	427	1,245
Net income (loss) per share:
Basic	.03	.08	.03	.09
Diluted	.03	.08	.03	.08
2003
Revenue	$2,400	$2,065	$1,602	$2,150
Gross profit	1,548	913	598	1,430
Income (loss) from operations	(125)	(647)	(619)	274
Net income (loss)	(122)	(644)	(619)	557
Net income (loss) per share:
Basic and diluted	(.01)	(.05)	(.05)	.04

15. Subsequent events

On March 15, 2005, the Company entered into a five year operating lease to move its primary facility located in Burlington, Massachusetts to a new facility located in Nashua, New Hampshire. Also with this move, the Company will lower its overall facility costs for its primary facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the person currently acting as both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned, “Proposal No. 1—Election of Directors” and “Section 16(a)—Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 25, 2005. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned, “Executive Officers of the Registrant” in Part I.

The Company has adopted, ratified and approved a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s employees, including its executive officer, and directors. The Company shall also provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o Investor Relations, Northwest Park, 154 Middlesex Turnpike, Burlington, Massachusetts 01803.

ITEM 11.         EXECUTIVE COMPENSATION

The information required with respect to this item may be found in the sections captioned “Executive Compensation and Other Information Concerning Directors and Executive Officers” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 25, 2005. Such information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information found in the section captioned, “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 25, 2004 is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2004 about the Company’s equity compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	807,252	(1)	$6.92	344,919	(2)
Equity compensation plans not approved by security holders	630,969	(3)	$0.33	7,500,000	(4)
Total	1,438,221		$3.94	7,844,919

(1)          Includes 766,252 shares of common stock to be issued upon exercise of outstanding options under the Amended and Restated 1991 Stock Incentive Plan and 41,000 shares of common stock to be issued upon exercise of outstanding options under the 1994 Non-Employee Director Option Plan.

(2)          Includes 344,919 shares of common stock remaining available for future issuance under the 1995 Employee Stock Purchase Plan. The Amended and Restated 1991 Stock Incentive Plan terminated on

March 31, 2001, and the Non Employee Director Option Plan terminated on November 9, 2004, and no additional options may be granted under these plans.

(3)          Represents shares of common stock to be issued upon exercise of outstanding options under the 2001 Stock Incentive Plan.

(4)          Represents shares of common stock remaining available for future issuance under the 2004 Stock Incentive Plan.

A description of the Stock Incentive Plans is included in Note 13 to the Company’s Consolidated Financial Statements set forth herein.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required with respect to this item may be found in the section captioned, “Certain Transactions” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 25, 2004. Such information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Brown & Brown LLP and Ernst & Young LLP for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004 and 2003 totaled approximately $92,000 and $54,000 respectively.

Audit-Related Fees

The aggregate fees billed for professional services rendered by Brown & Brown, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003 totaled approximately $30,000 and $10,500 respectively. Such services consisted of a review of the Company’s 2004 and 2003 quarterly reports filed on Form 10-Q.

Tax Fees

The aggregate fees billed for professional services rendered by Brown & Brown, LLP and Gray, Gray and Gray, LLP for tax compliance, tax advice and tax planning services for the fiscal years ended December 31, 2004 and 2003 totaled approximately $10,000 and $26,500 respectively. Such services consisted of the preparation and filing of the federal and state tax returns for year ended December 31, 2003, 2002 and 2001.

All Other Fees

The aggregate fees billed for all other services rendered by Gray, Gray and Gray, LLP and Ernst & Young LLP for fiscal years ended December 31, 2004 and 2003 totaled approximately $31,000 and $40,750 respectively. Such services consisted of audits of the Company’s 401K plan, GAAP related research, business operation advisory services, and various matters relating to SEC compliance.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents Filed as Part of Form 10-K

1.                 Consolidated Financial Statements.

The following consolidated financial statements and supplementary data are included in Part II-Item 8 filed as part of this report:

•       Reports of Independent Auditors

•       Consolidated Balance Sheets as of December 31, 2004 and 2003

•       Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

•       Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

•       Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

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

3.                 List of Exhibits.

Exhibit Number	Description of Exhibit
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Amended and Restated By-Laws of the Registrant.
4.1*	Specimen Stock Certificate.
10.1*+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2*	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3*+	1995 Employee Stock Purchase Plan of the Registrant.
10.4	2004 Stock Incentive Plan
10.15*	License Agreement dated January 2, 1995 between the Registrant and Datapoint Corporation.
10.16*	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.17********	Lease for 154 Middlesex Turnpike, Burlington, MA dated as of June 26, 2002 between the Registrant and Peter C. Nordblom and John Macomber, as Trustees of N.W. Building 24 Trust.
10.19***+	Employment Agreement dated January 22, 1998 between the Registrant and Khoa D. Nguyen.
10.20****	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended.
10.21(a)*****	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.

10.21(b)********	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government Systems Corporation.
10.22******+	2001 Stock Incentive Plan of the Registrant.
10.23*******	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.24*******	License Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.25*******	Promissory Note dated as of August 1, 2002 made by the Registrant in favor of Tandberg Telecom AS.
10.26*******	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.27*******	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant and Tandberg Telecom AS.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young, LLP to be filed by amendment.
23.2	Consent of Brown & Brown, LLP
31.1	Consent of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+	Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.
*	Incorporated by reference from the Company’s Registration Statement on Form S-1.
**	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
***	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.
****	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
*****	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001.
******	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.
*******	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002.
********	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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
Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KHOA D. NGUYEN	Chairman, Chief Executive Officer,	March 31, 2005
Khoa D. Nguyen	President and Chief Financial Officer
(Principal Financial and Accounting Officer, Authorized Officer)
/s/ RONALD L. BRELAND	Director	March 31, 2005
Ronald L. Breland
/s/ GERALD P. CARMEN	Director	March 31, 2005
Gerald P. Carmen

EZENIA! INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A—Description	Column B	Column C—Additions		Column D	Column E
Accounts Receivable Allowances	Balance At Beginning Of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions— Uncollectible Accounts Written-off	Balance at End of Period
Year Ended December 31, 2004	$1,068,262	(110,000)	—	(587,566)	$370,696
Year Ended December 31, 2003	$1,096,009	(50,000)	276,589	(254,336)	$1,068,262
Year Ended December 31, 2002	$914,018	250,000	—	(68,009)	$1,096,009

Exhibit Index

Exhibit Number	Description of Exhibit
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Amended and Restated By-Laws of the Registrant.
4.1*	Specimen Stock Certificate.
10.1*+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2*	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3*+	1995 Employee Stock Purchase Plan of the Registrant.
10.4	2004 Stock Incentive Plan
10.15*	License Agreement dated January 2, 1995 between the Registrant and Datapoint Corporation.
10.16*	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.17********	Lease for 154 Middlesex Turnpike, Burlington, MA dated as of June 26, 2002 between the Registrant and Peter C. Nordblom and John Macomber, as Trustees of N.W. Building 24 Trust.
10.19***+	Employment Agreement dated January 22, 1998 between the Registrant and Khoa D. Nguyen.
10.20****	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended.
10.21(a)*****	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.
10.21(b)********	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government Systems Corporation. 2001 Stock Incentive Plan of the Registrant.
10.22******+
10.23*******	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.24*******	License Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.25*******	Promissory Note dated as of August 1, 2002 made by the Registrant in favor of Tandberg Telecom AS.
10.26*******	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.27*******	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant and Tandberg Telecom AS.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young, LLP to be filed as an amendment
23.2	Consent of Brown & Brown, LLP
31.1	Consent of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                                        Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.

*                                                            Incorporated by reference from the Company’s Registration Statement on Form S-1.

**                                                     Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

***                                              Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

****                                       Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

*****                                Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001.

******                         Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.

*******                  Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002.

********           Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.