Form 10-K/A
period 2004-12-31
EZENIA INC
filed 2005-04-27
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held June 6, 2005 are incorporated by reference into Part III hereof. With the exception of the portion of such Proxy Statement that is expressly incorporated herein, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed with respect to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005. This Amendment No. 1 restates the Company’s entire Form 10-K for the fiscal year ended December 31, 2004 for the purpose of (i) adding a new Report of Independent Registered Public Accounting Firm under Item 8 from Ernst & Young LLP, our former independent auditors, on the Company’s consolidated financial statements for the year ended December 31, 2002, (ii) adding the corresponding Exhibit 23.1 under Item 15(a)(3) from Ernst & Young. Please note that while Ernst & Young’s Report has been re-filed, the presentation of our financials for the year ended December 31, 2002 has not changed from previous filings.

This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ezenia! Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2002 of Ezenia! Inc. and subsidiaries.  Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2002.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Since the date of completion of our audit of the 2002 accompanying financial statements and initial issuance of our report thereon dated March 25, 2003, which report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern, the Company, as discussed in Note 2 has returned to profitability and positive cash flows.  Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 2002 of Ezenia! Inc. and subsidiaries, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 2002.

As discussed in Note 5 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS.”

/s/ Ernst & Young LLP

Boston, Massachusetts

March 25, 2003, except for Note 2 as to which the date is March 31, 2005

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

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned, “Proposal No. 1—Election of Directors” and “Section 16(a)—Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 6, 2005. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned, “Executive Officers of the Registrant” in Part I.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information required with respect to this item may be found in the sections captioned “Executive Compensation and Other Information Concerning Directors and Executive Officers” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 6, 2005. Such information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information found in the section captioned, “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 6, 2005 is incorporated herein by reference.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required with respect to this item may be found in the section captioned, “Certain Transactions” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 6, 2005. Such information is incorporated herein by reference.

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
Date: April 27, 2005

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