Form 10-Q
period 2005-03-31
EZENIA INC
filed 2005-05-13
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐     No  ☒

The number of shares outstanding of the registrant’s Common Stock as of May 2, 2005 was 14,506,724.

EZENIA! INC.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Management’s Discussion and Analysis section of Ezenia!’s 2004 Annual Report on Form 10-K/A for the year ended December 31, 2004, such as the evolution of Ezenia!’s market, its dependence on major customers, rapid technological change and competition within the collaborative software market, its reliance on third party technology, protection of its propriety technology, its history of liquidity concerns and operating losses, and other considerations that are discussed further in this report.

The forward-looking statements contained in this report represent the Company’s judgment as of the date of this report.  Ezenia! cautions readers not to place undue reliance on such statements.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$7,023	$5,520
Accounts receivable, less allowances of $371at March 31,2005 and December 31, 2004	2,828	3,465
Prepaid software licenses	2,473	2,630
Prepaid expenses and other current assets	394	306
Total current assets	12,718	11,921

Equipment and improvements, net of accumulated depreciation	104	85

Total Assets	12,822	$12,006

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	79	734
Accrued expenses	371	571
Employee compensation and benefits	182	200
Accrued license costs	86	—
Deferred revenue	7,521	6,663
Total current liabilities	8,239	8,168

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 40,000,000 shares authorized, 15,063,005 issued and 14,402,568 outstanding at March 31, 2005; 14,846,598 issued and 14,186,161outstanding at December 31, 2004	151	148
Capital in excess of par value	63,681	63,643
Accumulated deficit	(56,388)	(57,092)
Treasury stock at cost, 660,437 shares at March 31, 2005 and December 31, 2004	(2,861)	(2,861)
Total Stockholders’ Equity	4,583	3,838
Total Liabilities and Stockholders’ Equity	$12,822	$12,006

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Product revenue	$2,949	$1,834
Product development revenue	118	679
Service revenue	75	112
	3,142	2,625
Cost of revenues
Cost of product revenue	1,037	813
Cost of product development revenue	41	216
Cost of service revenue	19	18
	1,097	1,047

Gross profit	2,045	1,578

Operating expenses
Research and development	286	290
Sales and marketing	412	264
General and administrative	539	462
Depreciation	5	—
Occupancy and other facilities related expenses	135	156
Total operating expenses	1,377	1,172

Income from operations	668	406

Interest income, net	29	3
Other income	8	—

Net income	$705	$409

Basic and diluted earnings per share:	$0.05	$0.03

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$705	$409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5	—
Changes in operating assets and liabilities:
Accounts receivable	637	1,793
Prepaid software licenses	157	(793)
Prepaid expenses and other current assets	(88)	32
Accounts payable and accrued expenses	(788)	14
Deferred revenue	858	(37)
Net cash provided by operating activities	1,486	1,418

Investing activities
Capital expenditures	(24)	(17)

Financing activities
Net proceeds from issuance of stock under employee stock plans	41	92

Change in cash and cash equivalents	1,503	1,493
Cash and cash equivalents at beginning of period	5,520	2,316
Cash and cash equivalents at end of period	$7,023	$3,809

See accompanying notes.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Nature of Business and Basis of Presentation

Ezenia! Inc. operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.  Founded in 1991, Ezenia! develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users.  The Company’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia! Inc. and its wholly owned subsidiaries (the “Company”).  In the opinion of management, these financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2004 Annual Report on Form 10-K/A for the year ended December 31, 2004.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.   Reclassification

Certain amounts in the prior periods have been reclassified to remain consistent with current fiscal year financial statement presentation.

3.   Revenue recognition

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

Service revenue represents sales of service contracts related to the maintenance of the Company’s legacy video product line.

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

4.   Research and development costs

Research and development costs are charged to expense as incurred.  To date, costs of internally developed software eligible for capitalization have been immaterial and therefore have been expensed as incurred.  Research and development costs associated with product development work are deferred until such time as that work can be properly recognized as revenue.

5.   Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company’s management recorded a valuation allowance against the deferred tax assets, as management believes it is more likely than not that they will not be realized.

6.   Net income per share

The Company reports earnings per share in accordance with the SFAS No. 128, “Earnings per Share.”  Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the quarter ending March 31, 2005 and 2004 are as follows:

	2005	2004
Basic	14,309,274	14,121,380
Effect of assumed exercise of stock options	465,382	272,603
Diluted	14,774,656	14,393,983

7.   Accounting for stock-based compensation

The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,” (APB 25) and related interpretations rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company has recognized no compensation expense related to its stock option plans and its stock purchase plan.

Pro-forma information regarding net income (loss) per share, as if the Company had used the fair value method of SFAS No. 123 to account for stock options issued under its various stock option plans is presented below for the quarters ended March 31, 2005 and 2004.  The fair value of stock activity under these plans was estimated at the date of grant using a Black-Scholes option-pricing model.

(in thousands except for per share information)

	March 31, 2005	March 31, 2004
Net Income, as reported	$705	$409
Deduct: total stock-based employee compensation determined under fair value based methods	(52)	(93)
Pro forma net income	$653	$316

Net income per share as reported:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

Net Income per share pro-forma:
Basic	$0.05	$0.02
Diluted	$0.04	$0.02

8.   Commitments and contingencies

The Company’s contractual obligations relate primarily to its facilities leases and a contractual purchase commitment.  The Company plans to move its primary facility in Burlington, Massachusetts to Nashua, New Hampshire in June 2005 and has decided, in April 2005, not to renew the lease for the Burlington facility at its conclusion in June 2005.  Due to its decision not to renew the existing lease, the Company will incur a $200 thousand lease termination fee to be recognized in the Company’s quarter ending June 30, 2005.

The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business.  As of December 31, 2004 the Company had made accruals related to potential liability the Company may incur as a result of lawsuits filed during the fourth quarter of 2004.  In April 2005, the Company resolved one of these suits and will reverse the appropriate accrual in the Company’s second quarter.  The Company will continue to vigorously and aggressively defend itself against these frivolous lawsuits.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue   Revenue increased 19.7% to approximately $3.1million for the quarter ended March 31, 2005 from approximately $2.6 million reported for the quarter ended March 31, 2004.  The increase in revenue was principally related to an increase of sales related to the Company’s InfoWorkSpace product line, which includes product development work.  Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product and is generally milestone-based and not recognized until such work is completed and accepted by the customer. The overall increase in InfoWorkSpace related revenue can be attributed to the increasing rate of product acceptance within the developing collaborative software market as well as greater spending within the Company’s customer base.  InfoWorkSpace product related revenues accounted for approximately 92.5% of total revenues for the quarter ended March 31, 2005, as compared to 91.4% for the same period in 2004.  Revenue related to our legacy videoconferencing product line remained mostly unchanged for the period ending March 31, 2005 as compared to the same period in 2004.  The Company expects its legacy videoconferencing products and related services to continue to decline as a percentage of total revenues.

Revenue from international markets accounted for approximately 3% of revenue for both the quarters ended March 31, 2005 and 2004, respectively.

Gross Profit  Cost of revenues includes material costs, costs of third-party software licenses, manufacturing labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenues was approximately 65.0% for the quarter ended March 31, 2005 as compared to approximately 60.1% for the quarter ended March 31, 2004. Excluding legacy videoconferencing products and services in both periods, the gross margin on our InfoWorkSpace related product line increased to 64.5% for the period ended March 31, 2005 as compared to 61.5% for the quarter ended March 31, 2004.  This increase can be attributed to reduced licensing costs offset by a slight decline in gross margin associated with the product development revenue.

Research and Development  Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development. Research and development expenses decreased to approximately $286 thousand for the quarter ended March 31, 2005 from approximately $290 thousand for the quarter ended March 31, 2004, with an increase in headcount related costs offset by a comparable decrease in outside consulting costs.

Sales and Marketing  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased, by 56%, to approximately $412 thousand for the quarter ended March 31, 2005 from approximately $264 thousand for the quarter ended March 31, 2004, primarily due to employee compensation costs associated with the addition of sales and marketing personnel as well as higher commission costs for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

General and Administrative  General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees.  General and administrative expenses increased to approximately $539 thousand for the quarter ended March 31, 2005 as compared to approximately $462 thousand for the quarter ended March 31, 2004, primarily due to increases in legal costs and consultant costs related to Sarbanes Oxley compliance work offset by a decrease in professional fees.

Occupancy and Other Facilities Related Expenses   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with the Company’s headquarters facility in Burlington, Massachusetts, and three other sales and development offices in Colorado and Virginia.  Occupancy costs were approximately $135 thousand during the three-month period ended March 31, 2005 as compared to approximately $156 thousand for the corresponding period of the previous year.  The decrease in spending was primarily due to a decrease in facility related operating expenses offset by a slight increase in rent expense.  Included within rent expense for the current quarter is a one-time charge of approximately $12 thousand related to the loss on the sublease of the Alexandria, Virginia facility for its remaining 14 months.

Interest Income, net   Interest income, net consists of interest income on cash, cash equivalents and marketable securities. Interest income, net, increased to approximately $29 thousand for the three months ended March 2005 from approximately $3 thousand for the period ended March 31, 2004. The increase is due to an increase of cash available for investment during the current year as compared to the prior year.

Other Income   Other income consists primarily of sales of previously written off assets and other miscellaneous non-operating income.

Income Taxes   At December 31, 2004, the Company has available net operating loss carryforwards of approximately $53 million expiring at various dates through 2024, federal research and development credit carryforwards of approximately $2.3 million and state and research and development credit carryforwards of approximately $921 thousand.  With these available carryforwards, the Company does not believe a provision for income taxes is required as of March 31, 2005.

Other Factors Which May Affect Future Operations   There are a number of business factors which singularly or combined may affect the Company’s future operating results.  Some of them, including our ability to further develop our enterprise collaboration software business, liquidity, dependence on major customers, reduced demand for traditional videoconferencing products, third party technology, evolving markets, rapid technological change, competition, protection of proprietary technology, acceptance of InfoWorkSpace in the commercial market, retention of key employees, and Board of director recruitment have been outlined in the Company’s 2004 Annual Report on Form 10-K/A for the year ended December 31, 2004.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash and cash equivalents of approximately $7.0 million, and net income for the three months ended March 31, 2005 of approximately $705 thousand as compared to net income of approximately $409 thousand for the three-month period ended March 31, 2004.

The Company generated cash from operations of approximately $1.5 million for the quarter ended March 31, 2005 as compared to approximately $1.4 million generated from operations for the same period in 2004.  The Company made investments in property and equipment of approximately $24 thousand and $17 thousand for the periods ended March 31, 2005 and 2004 respectively.  The Company generated cash from financing activities of approximately $41 thousand and $92 thousand for the period ended March 31, 2005 and 2004, respectively, primarily from proceeds of sales of the Company’s common stock pursuant to the Company’s various stock plans.

Operating costs were in line with the Company’s expectations for the quarter ended
March 31, 2005.  The Company continues its vigilance on controlling costs by continuously seeking new cost saving initiatives to implement.

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

In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R).  SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005.  The Company continues to evaluate the two methods of adoption allowed by SFAS 123(R):  the modified-prospective transition method and the modified-retrospective transition method.  Adoption of SFAS 123(R) may materially increase stock compensation expense and decrease net income.

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

Item 4.                     Controls and Procedures

The Company’s management, including the person currently acting as both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, within the 90 days prior to the date of this report.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 5.                     Other Information

None

Item 6.                     Exhibits

Exhibit Number	Description of Exhibit

10.1*	First Amended and Restated Software Distribution License Agreement, dated January 1, 2005, by and between Microsoft Corporation and Ezenia! Inc.

31.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2	Certificate of Khoa D. Nguyen, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certificate of Khoa D. Nguyen, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Confidential treatment requested as to certain portions.

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., Northwest Park, 154 Middlesex Turnpike, Burlington, MA 01803.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.

Date: May 13, 2005	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, President and Chief Financial Officer
(Principal Financial and Accounting Officer,
Authorized Officer)