Form 10-Q
period 2005-06-30
EZENIA INC
filed 2005-08-10
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2005

Commission File Number 0-25882

EZENIA! INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3114212
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

14 Celina Avenue, Suite 17-18, Nashua, New Hampshire 03063

(Address of principal executive offices, including Zip Code)

(781) 505-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐     No   ☒

The number of shares outstanding of the registrant’s Common Stock as of August 5, 2005 was 14,556,274.

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

The forward-looking statements contained in this report represent Ezenia’s judgment as of the date of this report.  Ezenia! cautions readers not to place undue reliance on such statements.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, Launchpad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$8,236	$5,520
Accounts receivable, less allowances of $351 at June 30, 2005 and $371 at December 31, 2004	1,171	3,465
Prepaid software licenses	1,870	2,630
Prepaid expenses and other current assets	312	306
Total current assets	11,589	11,921

Equipment and improvements, net of accumulated depreciation	208	85

Total assets	$11,797	$12,006

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	64	734
Accrued expenses	293	571
Employee compensation and benefits	160	200
Accrued license costs	19	—
Deferred revenue	5,555	6,663
Total current liabilities	6,091	8,168

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,174,162 issued and 14,513,724 outstanding at June 30, 2005; 14,846,598 issued and 14,186,161 outstanding at December 31, 2004	152	148
Capital in excess of par value	63,873	63,643
Accumulated deficit	(55,458)	(57,092)
Treasury stock at cost, 660,437 shares at June 30, 2005 and December 31, 2004	(2,861)	(2,861)
	5,706	3,838
Total liabilities and stockholders’ equity	$11,797	$12,006

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues

Product revenue	$2,829	$1,994	$5,778	$3,828
Product development revenue	359	396	477	1,075
Service revenue	85	96	160	208
	3,273	2,486	6,415	5,111

Cost of revenues
Cost of product revenue	923	722	1,960	1,535
Cost of product development revenue	189	130	230	346
Cost of service revenue	18	28	37	46
	1,130	880	2,227	1,927

Gross profit	2,143	1,606	4,188	3,184

Operating expenses
Research and development	228	294	514	584
Sales and marketing	332	363	744	627
General and administrative	396	390	935	852
Occupancy and other facilities related expenses	294	171	429	327
Depreciation	8	1	13	1
Total operating expenses	1,258	1,219	2,635	2,391

Income from operations	885	387	1,553	793

Interest income, net	42	76	71	79
Other income	2	—	10	—
Settlement fees	—	(179)	—	(179)
	44	(103)	81	(100)

Income before income taxes	929	284	1,634	693
Income tax benefit		819		819

Net income	$929	$1,103	$1,634	$1,512

Basic and diluted net earnings per share:
Basic	$.06	$0.08	$0.11	$0.11
Diluted	$.06	$0.08	$0.11	$0.10
Weighted average common shares:
Basic	14,505,668	14,121,380	14,407,338	14,121,380
Diluted	15,218,945	14,546,441	15,027,213	14,538,392

 See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows provided by operating activities:
Net income	$1,634	$1,512

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	13	1
Bad debt expense (recovery)	(20)	(40)
Recovery on legal settlement	(145)	—

Changes in operating assets and liabilities:
Accounts receivable	2,314	1,521
Prepaid software licenses	760	(611)
Prepaid expenses and other current assets	(6)	79
Accounts payable and accrued expenses	(825)	(365)
Deferred revenue	(1,108)	(95)
Net cash provided by operating activities	2,617	2,002

Cash flows used in investing activities:
Capital expenditures	(135)	(45)

Cash flows provided by financing activities:
Net proceeds from issuance of stock under employee stock plans	234	92

Change in cash and cash equivalents	2,716	2,049
Cash and cash equivalents at beginning of period	5,520	2,316
Cash and cash equivalents at end of period	$8,236	$4,365

See accompanying notes.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      Nature of business and basis of presentation

Ezenia! Inc. operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.  Founded in 1991, Ezenia! develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users.  The Company’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way – voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia!, Inc., and its wholly owned subsidiaries (the “Company”).  In the opinion of management, these financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of these interim periods.   Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2004 Annual Report on Form 10-K/A for the year ended December 31, 2004.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.      Reclassification

Certain amounts in the prior periods have been reclassified to remain consistent with current fiscal year financial statement presentation.

3.              Revenue recognition

Product revenue consists of sales of InfoWorkSpace software licenses and maintenance agreements, InfoWorkSpace product related training, installation, consulting, and video products.  Revenue from sales of InfoWorkSpace software licenses and maintenance agreements is recognized ratably over the subscription contract periods, which are generally one year.  Revenue from InfoWorkSpace training, installation, and consulting services is recognized as the services are performed provided there is vendor specific objective evidence (VSOE) of fair value which is the price charged when the services are sold separately.  Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104), issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the InfoWorkSpace product according to customer specifications.  Revenue associated with contracts for product development with milestone-based deliverables requiring our customer’ acceptance is recognized upon their acceptance in accordance with the terms of the contract.  The associated cost recognition with these deliverables is deferred until the terms of acceptance are satisfied and revenue is recognized.

Service revenue represents sales of service contracts related to the maintenance of the Company’s legacy video product line.

Products and software licenses are sold without any contractual right of return granted to the customer.  Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements, or for product sales in advance of revenue recognition.  Judgments are required in evaluating the creditworthiness of our customers.  In all instances, revenue is not recognized until we have determined, at the outset of the arrangement that collectibility is reasonably assured.  Amounts billed to customers related to shipping and handling charges are recorded upon shipment and the related costs are included in cost of goods sold.

4.      Research and product development costs

Research and development costs are charged to expense as incurred.   To date, software development costs eligible for capitalization have been immaterial and, therefore, expensed as incurred.  Development costs associated with customer product development projects are deferred until such time as projects are appropriately recognized as revenue pursuant to percentage of completion accounting.

5.      Settlement fees

In June 2000, the Company settled its patent infringement suit against Accord in the United States District Court for the District of Massachusetts.  The settlement agreement provided, among other things, that the Company receive $6.5 million, which was received net of foreign tax withholding of $975 thousand pending a resolution of certain tax matters related to the settlement with the tax authorities in Israel.  In April 2004, the Company reached a settlement agreement with the Israeli Tax Commission (ITC), resulting in the receipt by the Company of cash proceeds related to the disputed amount, net of interest earned, tax withholding, and approximately $179 thousand in settlement fees.

6.      Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company’s management continues to reflect a full valuation allowance against the deferred tax assets, as management believes it is more likely than not that they will not be realized.  Management continues to monitor the likely recoverability of its deferred tax assets in light of its continued generation of profits.

7.      Net income per share

The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share.”  Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the three and six months ending June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic	14,505,668	14,121,380	14,407,338	14,121,380
Effect of assumed exercise of stock options	713,277	425,061	619,875	417,012
Diluted	15,218,945	14,546,441	15,027,213	14,538,392

8.      Accounting for stock-based compensation

The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee.” (APB 25) and related interpretations rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”).  The Company has not recognized compensation expense for its stock option plans and its stock purchase plan.

Pro-forma information regarding net income per share, as if the Company had used the fair value method of SFAS No. 123 to account for stock options issued under its various stock option plans, is presented below for the three and six months ended June 30, 2005 and 2004.  The fair value of stock activity under these plans was estimated at the date of grant using a Black-Scholes option-pricing model.

(in thousands except for per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$929	$1,103	$1,634	$1,512
Deduct: total stock-based employee compensation determined under fair value based methods	(65)	(18)	(116)	(111)
Pro forma net income	$864	$1,085	$1,518	$1,401

Net income per share as reported:
Basic	$.06	$0.08	$0.11	$0.11
Diluted	$.06	$0.08	$0.11	$0.10
Net income per share pro-forma:
Basic	$.06	$0.08	$0.11	$0.10
Diluted	$.06	$0.07	$0.10	$0.10

9.      Commitments and contingencies

The Company’s contractual obligations relate primarily to its facilities leases and a contractual purchase commitment.  The Company moved its primary facility in Burlington, Massachusetts to Nashua, New Hampshire in June 2005.  Due to its decision not to renew the Burlington, Massachusetts lease, the Company incurred a $170 thousand lease termination fee that has been recognized as occupancy and facilities expense in the Company’s quarter ended June 30, 2005.

The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business.  As of December 31, 2004, the Company had provided approximately $160 thousand for potential liability the Company expected to incur as a result of lawsuits filed during the fourth quarter of 2004.  During the quarter ended June 30, 2005, the Company resolved these suits for approximately $15 thousand and therefore reversed the excess accrual of approximately $145 thousand, which is included as a credit in general and administrative expense as a change in estimate.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Revenue   Revenue increased 31.6% to approximately $3.3 million for the quarter ended June 30, 2005, from approximately $2.5 million reported for the quarter ended June 30, 2004.  This increase in revenue was principally related to the Company’s InfoWorkSpace product line, which includes license, maintenance and product development revenue.  Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product and is generally milestone-based and not recognized until such work is completed and accepted by the customer.  InfoWorkSpace product related revenues accounted for approximately 96.7% of total revenues for the quarter ending June 30, 2005, as compared to approximately 92.7% for the same period in 2004.  Revenue from legacy videoconferencing products decreased approximately 40.5% for the period ended June 30, 2005, as compared to the same period in 2004.  The Company expects its legacy videoconferencing products and related services to continue to decline as a percentage of total revenues.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 2% and 3% of total revenue for the three months ended June 30, 2005 and 2004, respectively.

Gross Profit   Cost of revenues includes material costs, costs of third party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 65.4% for the quarter ended June 30, 2005, as compared to 64.6% for the quarter ended June 30, 2004.  The increase in gross margin is primarily attributed to reduced licensing costs from third party software suppliers offset by declines in gross margin associated with product development revenue and service revenue.

Research and Development   Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development.  Research and development expenses decreased to approximately $228 thousand for the quarter ended June 30, 2005 from approximately $294 thousand for the quarter ended June 30, 2004. The decrease is primarily related to a decrease in outside consulting costs offset by an increase in headcount-related costs.

Sales and Marketing   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses decreased to approximately $332 thousand for the quarter ended June 30, 2005 from approximately $363 thousand for the quarter ended June 30, 2004.  The decrease is primarily related to reduced outside consultant and commission costs, offset by an increase in headcount-related costs.

General and Administrative   General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, human resources, management information systems, and other administrative functions, and legal and investor relations costs.  General and administrative expenses increased to approximately $396 thousand for the quarter ended June 30, 2005, from approximately $390 thousand for the quarter ended June 30, 2004.  The increase is primarily related to increases in personnel-related costs and the cost of outside consultants related to Sarbanes Oxley compliance work offset by a decrease in legal costs as a result of a reversal of year end accruals associated with the settlement of suits filed against the Company in the fourth quarter of 2004.

Occupancy and Other Facilities Related Expenses   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with the Company’s current headquarters facility in Nashua, New Hampshire and previous headquarters facility in Burlington, Massachusetts, and three other sales and development offices in Colorado and Virginia.  Occupancy costs were approximately $294 thousand for the quarter ended June 30, 2005 as compared to approximately $171 thousand for the quarter ended June 30, 2004.   The increase is primarily due to a $170 thousand lease termination fee associated with the Company’s decision not to renew the lease on its Burlington headquarters facility offset by decreases in rental costs.

Interest Income, net   Interest income, net consists of interest income on cash, cash equivalents, and marketable securities.  Interest income, net decreased to approximately $42 thousand for the quarter ended June 30, 2005 from approximately $76 thousand for the quarter ended June 30, 2004.  The decrease is primarily related to approximately $66 thousand of interest earned on the Company’s settlement reached with the Israeli Tax Commission (the “ITC”) in the quarter ending June 30, 2004, offset by an increase due to an increase of cash available for investment during the current year as compared to the prior year.

Other Income   Other income consists primarily of sales of previously written off assets and other miscellaneous non-operating income.

Settlement Fees    In June 2000, the Company settled its patent infringement suit against Accord in the United States District Court for the District of Massachusetts.  The settlement agreement provided, among other things, that the Company receive $6.5 million, which was received net of foreign tax withholding of $975 thousand, pending a resolution of certain tax matters related to the settlement with the tax authorities in Israel.  In April 2004, the Company reached a settlement agreement with the ITC, resulting in the receipt by the Company of cash proceeds related to the disputed amount, net of interest earned, tax withholding, and approximately $179 thousand in settlement fees recorded as other expense.

Income Taxes   At December 31, 2004, the Company has available net operating loss carryforwards of approximately $53 million expiring at various dates through 2024, federal research and development credit carryforwards of approximately $2.3 million, and state research and development credit carryforwards of approximately $921 thousand.  With these available carryforwards, the Company does not believe a provision for income taxes is required as of June 30, 2005.  The tax benefit recognized in the quarter ended June 30, 2004 is the result of the Company’s settlement with the ITC, which resulted in the receipt of $975 thousand in April 2004, net of approximately $156 thousand of withholding tax on the gross settlement amount.  Management continues to monitor the likeliness of recoverability of its deferred tax assets in light of its continued generation of profits.  If the Company continues to generate profits during 2005, and there is continued confidence in the outlook for continuing future profitability, management may deem that it is more likely than not that certain of the deferred tax assets will be realized resulting in a potentially material income tax benefit adjustment from the release of some or all of the Company’s approximate $33 million valuation allowance.

Six Months ended June 30, 2005 compared to Six Months ended June 30, 2004

Revenue   Revenue increased 25.5% to approximately $6.4 million for the six months ended June 30, 2005, compared to approximately $5.1 million for the six months ended June 30, 2004.  This increase in revenue was principally related to the Company’s InfoWorkSpace product line, which includes license, maintenance, and product development revenue. The overall increase in InfoWorkSpace related revenue can be attributed to the increasing rate of product acceptance within the developing collaborative software market as well as greater spending within the Company’s customer base.  InfoWorkSpace product related revenues accounted for approximately 94.6% of total revenues for the six months ended June 30, 2005 as compared to approximately 92.6% for the six-month period ended June 30, 2004.    Revenue from legacy videoconferencing products remained mostly unchanged for the six-month period ended June 30, 2005 as compared to the same period in 2004.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 2% and 3% of total revenue for the six months ended June 30, 2005 and 2004 respectively.

Gross Profit   Gross profit as a percentage of revenue was approximately 65.3% for the six months ended June 30, 2005 as compared to approximately 62.3% for the six months ended June 30, 2004. This increase in gross margin is primarily attributed to reduced licensing costs from third party software suppliers offset by a decline in gross margin associated with product development revenue.

Research and Development   Research and development expenses decreased to approximately $514 thousand for the six months ended June 30, 2005 from approximately $584 thousand for the six months ended June 30, 2004. The decrease is primarily related to a decrease in outside consulting costs offset by an increase in headcount-related costs.

Sales and Marketing   Sales and marketing expenses increased to approximately $744 thousand for the six months ended June 30, 2005 from approximately $627 thousand for the six months ended June 30, 2004.  The increase is primarily related to salary and commission costs associated with an increase in sales and marketing personnel and increased InfoWorkSpace revenues offset by a decrease in outside consulting costs.

General and Administrative   General and administrative expenses increased to approximately $935 thousand for the six months ended June 30, 2005 as compared to approximately $852 thousand for the six months ended June 30, 2004.  The increase is primarily related to increases in personnel-related costs, the cost of outside consultants related to Sarbanes Oxley compliance work, offset by bad debt recoveries and decreases in legal costs as a result of a reversal of year end accruals associated with the settlement of suits filed against the Company in the fourth quarter of 2004, insurance costs, and other professional fees.

Occupancy and Other Facilities Related Expenses   Occupancy costs were approximately $429 thousand for the six months ended June 30, 2005 as compared to approximately $327 thousand for the corresponding period of the previous year.  The increase is primarily due to a $170 thousand lease termination fee associated with the Company’s decision not to renew the lease on its’ Burlington headquarters facility offset by decreases in rental costs and facility related operating costs.

Interest Income, net   Other income consists of interest income on cash, cash equivalents, and other non-operating income.   Interest income, net decreased to approximately $71 thousand for the six-month period ended June 30, 2005 from approximately $79 thousand for the six-month period ended June 30, 2004.  The decrease is primarily related to approximately $66 thousand of interest earned on the Company’s settlement reached with the ITC in the quarter ending June 30, 2004 offset by an increase due to an increase of cash available for investing activities during the current year as compared to the prior year.

Other Income Other income consists primarily of sales of previously written off assets and other miscellaneous non-operating income.

Settlement Fees    In June 2000, the Company settled its patent infringement suit against Accord in the United States District Court for the District of Massachusetts.  The settlement agreement provided, among other things, that the Company receive $6.5 million, which was received net of foreign tax withholding of $975 thousand, pending a resolution of certain tax matters related to the settlement with the tax authorities in Israel.  In April 2004, the Company reached a settlement agreement with the Israeli ITC, resulting in the receipt by the Company of cash proceeds related to the disputed amount, net of interest earned, tax withholding, and approximately $179 thousand in settlement fees recorded as other expense.

Income Taxes   At December 31, 2004, the Company has available net operating loss carryforwards of approximately $53 million expiring at various dates through 2024, federal research and development credit carryforwards of approximately $2.3 million, and state and research and development credit carryforwards of approximately $921 thousand.  With these available carryforwards, the Company does not believe a provision for income taxes is required as of June 30, 2005.  The tax benefit recognized for the six-month period ending June 30, 2004 is the result of the Company’s settlement with the ITC, which resulted in the receipt of $975 thousand in April 2004, net of approximately $156 thousand of withholding tax on the gross settlement amount.  Management continues to monitor the likeliness of recoverability of its deferred tax assets in light of its continued generation of profits.  If the Company continues to generate profits during

2005, and there is continued confidence in the outlook for continuing future profitability, management may deem that it is more likely than not that certain of the deferred tax assets will be realized resulting in a potentially material income tax benefit adjustment from the release of some or all of the Company’s approximate $33 million valuation allowance.

Other Factors Which May Affect Future Operations   There are a number of business factors which, singularly or combined, may affect the Company’s future operating results.  Some of them, including our ability to further develop our enterprise collaboration software business, liquidity, dependence on major customers, reduced demand for traditional videoconferencing products, third party technology, evolving markets, rapid technological change, competition, protection of proprietary technology, acceptance of InfoWorkSpace in the commercial market, retention of key employees, and Board of Director recruitment, have been outlined in the Company’s 2004 Annual Report on Form 10-K/A for the year ended December 31, 2004.

Liquidity and Capital Resources

At June 30, 2005, the Company had cash and cash equivalents of approximately $8.2 million, and net income for the six months ended June 30, 2005 of approximately $1.6 million as compared to net income of approximately $1.5 million for the six-month period ending June 30, 2004.  Net income for the period ended June 30, 2004 included a one-time income tax benefit of approximately $819 thousand related to the Company’s settlement with the ITC minus $179 thousand in settlement fees.

The Company generated cash from operations of approximately $2.6 million for the six months ended June 30, 2005 as compared to approximately $2.0 million generated from operations for the same period in 2004.  The Company made investments in property and equipment of approximately $135 thousand and $45 thousand for the six-month periods ended June 30, 2005 and 2004, respectively.  The Company generated cash from financing activities of approximately $234 thousand and $92 thousand for the six month periods ended June 30, 2005 and 2004, respectively, primarily from proceeds of sales of the Company’s common stock pursuant to the Company’s various stock plans.

Operating costs were in line with the Company’s expectations for the six months ended June 30, 2005.  The Company continues its vigilance on controlling costs by continuously seeking new cost saving initiatives to implement.

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

In May 2003, after failing to comply with certain continued listing standards for the NASDAQ SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, and the requirement for the Company to have a minimum $2.5 million in stockholders equity, the Company received a delisting notification from NASDAQ.  After exercising its right for an appeal of this determination to a NASDAQ Listing Qualifications Panel, the Panel determined to delist the Company’s securities from The NASDAQ Stock Market in August 2003. Since then, the Company’s common stock has been quoted on the OTC Bulletin Board.  The market value and liquidity of the Company’s common stock, as well as the Company’s ability to raise additional capital, have been and may continue to be materially adversely affected by this delisting decision.

In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107,

Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R).  SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective only for annual reporting periods beginning on or after June 15, 2005.  The Company continues to evaluate the two methods of adoption allowed by SFAS 123(R):  the modified-prospective transition method and the modified-retrospective transition method.  Adoption of SFAS 123(R) may materially increase stock compensation expense and decrease net income.

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

Item 4.    Controls and Procedures

The Company’s management, including the person currently acting as both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures within the 90 days prior to the date of this report.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On June 6, 2005, at the Company’s 2005 Annual Meeting of Stockholders, the Company’s stockholders met to consider and vote upon two proposals.  The first proposal was to elect Gerald P. Carmen as a Class I Director to hold office for a three-year term and until his respective successor has been duly elected and qualified.  Results with respect to the voting on this proposal were as follows:

Votes For	12,661,013
Withheld	208,600

The terms of office of Khoa D. Nguyen and Ronald L. Breland, the other members of the Board of Directors of the Company, continued after the Annual Meeting.

The second proposal requested that stockholders vote in favor of adopting the 2004 Equity Incentive Plan which was approved by the Board of Directors of the Company on December 31, 2004.  Results with respect to the voting on this proposal were as follows:

Votes For	3,421,853
Against	866,581
Abstain	28,623
Broker Non Votes	8,552,556

Item 6.    Exhibits

(a)          Exhibits

Exhibit Number	Description of Exhibit

31.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
31.2	Certificate of Khoa D. Nguyen, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certificate of Khoa D. Nguyen, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Ave, Suite 17-18, Nashua, NH  03063.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.

Date: August 10, 2005	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, President and Chief Financial Officer
(Principal Financial and Accounting Officer,
Authorized Officer)