Form 10-Q
period 2005-09-30
EZENIA INC
filed 2005-11-14
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐     No   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐     No   ☒

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2005 was 14,564,542.

EZENIA! INC.

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934.  Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Management’s Discussion and Analysis section of Ezenia!’s 2004 Annual Report on Form 10-K/A for the year ended December 31, 2004, such as the evolution of Ezenia!’s market, its dependence on major customers, rapid technological change and competition within the collaborative software market, reduced demand for traditional videoconferencing products and reduced revenues from such products, Ezenia!’s  reliance on third party technology, protection of its propriety technology, its history of liquidity concerns and operating losses, acceptance of InfoWorkSpace in the commercial market, Ezenia!’s ability to recruit and retain key employees and quality board members, and other considerations that are discussed in this report.

The forward-looking statements contained in this report represent Ezenia’s judgment as of the date of this report.  Ezenia! cautions readers not to place undue reliance on such statements.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, Launchpad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$8,700	$5,520
Accounts receivable, less allowances of $326 at September 30, 2005 and $371 at December 31, 2004	2,635	3,465
Prepaid software licenses	1,630	2,630
Prepaid expenses and other current assets	414	306
Total current assets	13,379	11,921

Equipment and improvements, net of accumulated depreciation	248	85

Total assets	$13,627	$12,006

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$771	$734
Accrued expenses	277	571
Employee compensation and benefits	142	200
Accrued license costs	116	—
Deferred revenue	5,532	6,663
Total current liabilities	6,838	8,168

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,224,979 issued and 14,564,542 outstanding at September 30, 2005; 14,846,598 issued and 14,186,161 outstanding at December 31, 2004	152	148
Capital in excess of par value	63,914	63,643
Accumulated deficit	(54,416)	(57,092)
Treasury stock at cost, 660,437 shares at September 30, 2005 and December 31, 2004	(2,861)	(2,861)

	6,789	3,838
Total liabilities and stockholders’ equity	$13,627	$12,006

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Product revenue	$3,080	$2,184	$8,858	$6,012
Product development revenue	145	222	622	1,297
Service revenue	56	92	216	300
	3,281	2,498	9,696	7,609

Cost of revenues
Cost of product revenue	1,005	839	2,965	2,374
Cost of product development revenue	63	17	293	363
Cost of service revenue	14	20	50	66
	1,082	876	3,308	2,803

Gross profit	2,199	1,622	6,388	4,806

Operating expenses
Research and development	307	263	821	847
Sales and marketing	434	366	1,178	993
General and administrative	367	450	1,302	1,302
Occupancy and other facilities related expenses	94	121	523	448
Depreciation	11	—	24	1
Total operating expenses	1,213	1,200	3,848	3,591

Income from operations	986	422	2,540	1,215

Interest income, net	56	5	126	80
Other income	—	—	10	4
Settlement fees	—	—	—	(179)
	56	5	136	(95)

Income before income taxes	1,042	427	2,676	1,120
Income tax benefit	—	—	—	819

Net income	$1,042	$427	$2,676	$1,939

Basic and diluted net earnings per share:

Basic	$.07	$.03	$.18	$.14
Diluted	$.07	$.03	$.18	$.13
Weighted average common shares:
Basic	14,546,198	14,163,880	14,454,133	14,135,650

Diluted	15,282,837	14,610,933	15,117,473	14,584,405

 See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows provided by operating activities:
Net income	$2,676	$1,939

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	24	3
Bad debt recoveries	(45)	(75)
Recovery on legal settlement	(145)	—

Changes in operating assets and liabilities:
Accounts receivable	875	1,536
Prepaid software licenses	1,000	(336)
Prepaid expenses and other current assets	(108)	21
Accounts payable and accrued expenses	(54)	(443)
Deferred revenue	(1,131)	(615)
Net cash provided by operating activities	3,092	2,030

Cash flows used in investing activities:
Capital expenditures	(187)	(55)

Cash flows provided by financing activities:
Net proceeds from issuance of stock under employee stock plans	275	98

Change in cash and cash equivalents	3,180	2,073
Cash and cash equivalents at beginning of period	5,520	2,316
Cash and cash equivalents at end of period	$8,700	$4,389

See accompanying notes.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.            Nature of business and basis of presentation

Ezenia! Inc. operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.  Founded in 1991, Ezenia! develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users.  The Company’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time.  Using the Company’s  products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

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

3.              Revenue recognition

Product revenue consists of sales of InfoWorkSpace software licenses and maintenance agreements, InfoWorkSpace product related training, installation, consulting, and video products.  Revenue from sales of InfoWorkSpace software licenses and maintenance agreements is recognized ratably over the subscription contract periods, which are generally one year, pursuant to the guidance provided by Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (AICPA).  Revenue from InfoWorkSpace training, installation, and consulting services is recognized as the services are performed, provided there is vendor specific objective evidence (VSOE) of fair value which is the price charged when the services are sold separately.  Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104), issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the InfoWorkSpace product according to customer specifications.  Revenue associated with contracts for product development with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with the terms of the contract, in conformity with the guidance provided by SOP 81-1 “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA.  The cost recognition associated with these deliverables is deferred until the terms of acceptance are satisfied and revenue is recognized.

Service revenue represents sales of service contracts related to the maintenance of the Company’s legacy video product line.

Products and software licenses are sold without any contractual right of return granted to the customer.  Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements, or for product sales in advance of revenue recognition.  Judgments are required in evaluating the creditworthiness of the Company’s customers.  In all instances, revenue is not recognized until the Company has determined, at the outset of the arrangement, that collectibility is reasonably assured.  Amounts billed to customers related to shipping and handling charges are recorded upon shipment and the related costs are included in cost of goods sold.

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

6.              Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Management continues to monitor the likelihood of recovering of its deferred tax assets in light of its continued generation of profits.  If the Company continues to generate profits during 2005, and there is continued confidence in the outlook for continuing future profitability, management may deem that it is more likely than not that certain of the deferred tax assets will be realized, resulting in a potentially material income tax benefit adjustment from the release of some or all of the Company’s approximately $33 million valuation allowance.

7.  Net income per share

The Company reports earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share.”  Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the three and nine months ending September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic	14,546,198	14,163,880	14,454,133	14,135,650
Effect of assumed exercise of stock options	736,639	447,053	663,340	448,755
Diluted	15,282,837	14,610,933	15,117,473	14,584,405

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

Pro-forma information regarding net income per share, as if the Company had used the fair value method of SFAS No. 123 to account for stock options issued under its various stock option plans, is presented below for the three and nine months ended September 30, 2005 and 2004.  The fair value of stock activity under these plans was estimated at the date of grant using a Black-Scholes option-pricing model.

(in thousands except for per share information)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$1,042	$427	$2,676	$1,939
Deduct: total stock-based employee compensation determined under fair value based methods	(95)	(22)	(212)	(133)
Pro forma net income	$947	$405	$2,464	$1,806

Net income per share as reported:
Basic	$.07	$.03	$.18	$.14
Diluted	$.07	$.03	$.18	$.13
Net income per share pro-forma:
Basic	$.06	$.03	$.17	$.13
Diluted	$.06	$.03	$.16	$.12

9.  Commitments and contingencies

The Company’s contractual obligations relate primarily to its facilities leases and a contractual purchase commitment.  The Company moved its primary facility in Burlington, Massachusetts to Nashua, New Hampshire in June 2005.  Due to its decision not to renew the Burlington, Massachusetts lease, the Company incurred a $170 thousand lease termination fee that was recognized as occupancy and facilities expense in the Company’s quarter ended June 30, 2005.

The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business.  As of December 31, 2004, the Company had reserved approximately $160 thousand for potential liabilities the Company expected to incur as a result of lawsuits filed during the fourth quarter of 2004.  During the quarter ended June 30, 2005, the Company resolved these suits for approximately $15 thousand and therefore reversed the excess accrual of approximately $145 thousand, which is included as a credit in general and administrative expense as a change in estimate.

 Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenue   Revenue increased 31.3% to approximately $3.3 million for the quarter ended September 30, 2005, from approximately $2.5 million reported for the quarter ended September 30, 2004.  This increase in revenue was principally related to increased sales of the Company’s InfoWorkSpace product line, which includes license, maintenance and product development revenue.  Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product and is generally milestone-based and not recognized until such work is completed and accepted by the customer.  InfoWorkSpace product related revenues accounted for approximately 98.2% of total revenues for the quarter ending September 30, 2005, as compared to approximately 95.5% for the same period in 2004.  Revenue from legacy videoconferencing products decreased approximately 40.8% for the period ended September 30, 2005, as compared to the same period in 2004.  The Company expects its legacy videoconferencing products and related services to continue to decline as a percentage of total revenues.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 2% of total revenue for both of the three month periods ended September 30, 2005 and 2004, respectively.

Gross Profit   Cost of revenues includes material costs, costs of third party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue. Gross profit as a percentage of revenue was approximately 67.0 % for the quarter ended September 30, 2005, as compared to 64.9 % for the quarter ended September 30, 2004.  The increase in gross margin is primarily attributed to reduced licensing costs from third party software suppliers offset by declines in gross margin associated with product development revenue and service revenue.

Research and Development   Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development.  Research and development expenses increased to approximately $307 thousand for the quarter ended September 30, 2005 from approximately $263 thousand for the quarter ended September 30, 2004. The increase is primarily related to an increase in headcount-related costs offset by a decline in outside consulting costs.

Sales and Marketing   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased to approximately $434 thousand for the quarter ended September 30, 2005 from approximately $366 thousand for the quarter ended September 30, 2004.  The increase is primarily related to an increase in headcount-related costs and commissions, offset by reduced advertising and outside consultant costs.

General and Administrative   General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, human resources, management information systems, and other administrative functions, and legal and investor relations costs.  General and administrative expenses decreased to approximately $367 thousand for the quarter ended September 30, 2005, from approximately $450 thousand for the quarter ended September 30, 2004.  The decrease is primarily related to decreases in personnel-related costs, legal and professional fees, and insurance costs offset by an increase in outside consultant costs primarily associated with Sarbanes-Oxley compliance work.

Occupancy and Other Facilities Related Expenses   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with the Company’s current headquarters facility in Nashua, New Hampshire and previous headquarters facility in Burlington, Massachusetts, and three other sales and development offices in Colorado and Virginia.  Occupancy costs were approximately $94 thousand for the quarter ended September 30, 2005 as compared to approximately $121 thousand for the quarter ended September 30, 2004.   The decrease is primarily due to the Company’s decision not to renew the lease on its Burlington headquarters facility that has lead to decreases in rental costs.

Interest Income, net   Interest income, net consists of interest income on cash, cash equivalents, and marketable securities.  Interest income increased to approximately $56 thousand for the quarter ended September 30, 2005 from approximately $5 thousand for the quarter ended September 30, 2004.  The increase is primarily related to an increase of cash available for investment during the current quarter as compared to the prior year.

Nine Months ended September 30, 2005 compared to Nine Months ended September 30, 2004

Revenue   Revenue increased 27.4% to approximately $9.7 million for the nine months ended September 30, 2005, compared to approximately $7.6 million for the nine months ended September 30, 2004.  This increase in revenue was principally related to the Company’s InfoWorkSpace product line, which includes license, maintenance, and product development revenue. The overall increase in InfoWorkSpace related revenue can be attributed to the increasing rate of product acceptance within the developing collaborative software market as well as greater spending within the Company’s customer base.  InfoWorkSpace product related revenues accounted for approximately 95.8% of total revenues for the nine months ended September 30, 2005 as compared to approximately 93.5% for the nine-month period ended September 30, 2004.    Revenue from legacy videoconferencing products declined by 16.6% for the nine-month period ended September 30, 2005 as compared to the same period in 2004.  The Company expects revenue from its legacy videoconferencing products and services to continue to decline.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 2% of total revenue for both of the nine month periods ended September 30, 2005 and 2004, respectively.

Gross Profit   Gross profit as a percentage of revenue was approximately 65.8% for the nine months ended September 30, 2005 as compared to approximately 63.1% for the nine months ended September 30, 2004. This increase in gross margin is primarily attributed to reduced licensing costs from third party software suppliers associated with our InfoWorkSpace product offset by a decline in gross margin associated with product development and service related revenues.

Research and Development   Research and development expenses decreased to approximately $821 thousand for the nine months ended September 30, 2005 from approximately $847 thousand for the nine months ended September 30, 2004. The decrease is primarily related to a decrease in outside consulting costs offset by an increase in headcount-related costs.

Sales and Marketing   Sales and marketing expenses increased to approximately $1.2 million for the nine months ended September 30, 2005 from approximately $993 thousand for the nine months ended September 30, 2004. The increase is primarily related to an increase in personnel-related costs and commissions, offset by reduced advertising and outside consultant costs.

General and Administrative   General and administrative expenses remained flat at approximately $1.3 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  For the nine months ended September 30, 2005 there are increases in personnel-related costs, outside consultant costs related to Sarbanes-Oxley compliance work, and bad debt recoveries.  The increases were offset by decreases in legal costs primarily as a result of a reversal of year end accruals associated with the settlement of suits filed against the Company in the fourth quarter of 2004, insurance costs, and  professional fees.

Occupancy and Other Facilities Related Expenses   Occupancy costs were approximately $523 thousand for the nine months ended September 30, 2005 as compared to approximately $448 thousand for the corresponding period of the previous year.  The increase is primarily due to a $170 thousand lease termination fee associated with the Company’s decision not to renew the lease on its Burlington headquarters facility without which actual occupancy costs would have been reduced by 21.2% due to decreases in rental costs.

Interest Income, net   Interest income consists of interest income on cash, cash equivalents, and other non-operating income.   Interest income, increased to approximately $126 thousand for the nine-month period ended September 30, 2005 from approximately $80 thousand for the nine-month period ended September 30, 2004.  The increase is due to an increase of cash available for investing activities during the current year as compared to the prior year.

Other Income Other income consists primarily of sales of previously written off assets and other miscellaneous non-operating income.   Other income increased to approximately $10 thousand for the nine-month period ended September 30, 2005 from approximately $4 thousand for the nine-month period ended September 30, 2004, primarily as the result of increased sales of previously written off assets.

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

Income Taxes   At December 31, 2004, the Company has available net operating loss carryforwards of approximately $53 million expiring at various dates through 2024, federal research and development credit carryforwards of approximately $2.3 million, and state and research and development credit carryforwards of approximately $921 thousand.  With these available carryforwards, the Company does not believe a provision for income taxes is required as of September 30, 2005.  The tax benefit recognized for the nine-month period ending September 30, 2004 is the result of the Company’s settlement with the ITC, which resulted in the receipt of $975 thousand in April 2004, net of approximately $156 thousand of withholding tax on the gross settlement amount.  Management continues to monitor the likelihood of recovering of its deferred tax assets in light of its continued generation of profits.  If the Company continues to generate profits during 2005, and there is continued confidence in the outlook for continuing future profitability, management may deem that it is more likely than not that certain of the deferred tax assets will be realized, resulting in a potentially material income tax benefit adjustment from the release of some or all of the Company’s approximately $33 million valuation allowance.

Liquidity and Capital Resources

At September 30, 2005, the Company had cash and cash equivalents of approximately $8.7 million, and net income for the nine months ended September 30, 2005 of approximately $2.7 million as compared to cash and cash equivalents of approximately $4.4 million and net income of approximately $1.9 million for the nine-month period ending September 30, 2004.  Net income for the nine months ended September 30, 2004 included a one-time income tax benefit of approximately $819 thousand related to the Company’s settlement with the ITC minus $179 thousand in settlement fees.

The Company generated cash from operations of approximately $3.1 million for the nine  months ended September 30, 2005 as compared to approximately $2.0 million generated from operations for the same period in 2004.  The Company made investments in property and equipment of approximately $187 thousand and $55 thousand for the nine-month periods ended September 30, 2005 and 2004, respectively.  The Company generated cash from financing activities of approximately $275 thousand and $98 thousand for the nine month periods ended September 30, 2005 and 2004, respectively, primarily from proceeds of sales of the Company’s common stock pursuant to the Company’s various stock plans.

Operating costs were in line with the Company’s expectations for the nine months ended September 30, 2005.  The Company continues its vigilance on controlling costs by continuously seeking new cost saving initiatives to implement.

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

Item 4.           Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2005, the Company’s management, under the supervision and with the participation of the person currently acting as both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

EZENIA! INC.

Date: November 14, 2005	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, President and Chief Financial Officer
(Principal Financial and Accounting Officer,
Authorized Officer)