Form 10-K
period 2005-12-31
EZENIA INC
filed 2006-03-31
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

Commission File Number 0-25882

EZENIA! INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3114212 (I.R.S. employer identification number)

14 Celina Ave, Suite 17-18, Nashua, New Hampshire 03063

(Address of principal executive offices, including zip code)

(781) 505-2100

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock $.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  ☐   No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerate filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). Large Accelerated Filer   Yes  ☐   No  ☒   Accelerated Filer   Yes  ☐   No  ☒   Non-Accelerated Filer   Yes  ☒   No  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $28,146,459 (computed by reference to the price at which the Registrant’s common stock was last sold on the OTC Bulletin Board on June 30, 2005).

The number of shares outstanding of the Registrant’s common stock as of March 24, 2006 was 14,623,422.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held May 24, 2006 are incorporated by reference into Part III hereof. With the exception of the portion of such Proxy Statement that is expressly incorporated herein, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

Ezenia! Inc.
2005 Form 10-K Annual Report
Table of Contents

The Company’s trademarks include Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad, and Encounter.  All other trademarks referred to in this document are the property of their respective companies.

PART I

ITEM 1.                BUSINESS

Founded in 1991, Ezenia! Inc. (“Ezenia” or the “Company”) a Delaware corporation, develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users. Ezenia’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way—voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard flexibly, securely and in real-time. Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

Ezenia offers one of the most comprehensive commercially available lines of collaborative products. Ezenia’s InfoWorkSpace (IWS) software product, combined with its legacy videoconferencing products, enables voice communication, instant messaging, white boarding, virtual workspaces, and video conferences across a wide range of networks including local area networks (LAN), intranets, the Internet, and circuit-based networks. Furthermore, because Ezenia products include both software-only solutions and configurable hardware solutions, they can be deployed with relative ease at small sites or in locations with a large number of users.

Ezenia historically has sold the legacy videoconferencing products worldwide through leading resellers, integrators and marketers of video collaboration, and networking solutions, and will continue to do so as long as demand exists. Most recently, for the IWS product and services, Ezenia sells to customers in the Federal government, mostly in the Department of Defense (DoD) and the intelligence community, either directly, or in many instances, in partnership with the premier defense contractors and/or integrators. It is in Ezenia’s interest to leverage these partnerships with well-established contractors and/or integrators to further expand the deployment and provide the support of IWS in large-scale opportunities.

Company Background and Evolution—True Collaboration versus Videoconferencing

In 1991, Ezenia, known at the time as VideoServer, designed, developed, manufactured, and sold Multipoint Control Systems or Units (MCS or MCU) for both the circuit-oriented, Integrated Services Digital Network (ISDN)-based and packet-switched, Internet Protocol (IP)-based videoconferencing applications. Ezenia’s MCS was unique at the time with its PC-based, flexible hardware design approach and system configurations, leveraging commercial off-the-shelf base operating systems. At that time, traditional videoconferencing vendors concentrated mostly on the development of more and more sophisticated, standard-based endpoints to be used in point-to-point videoconferencing. Ezenia focused its business, not on the endpoints, but on systems deployed in the infrastructure backroom, to enable three or more sites or parties involved in videoconferencing to properly communicate among themselves, by switching video sources based on audio processing of current and immediately preceding speakers. Ezenia’s technical advantages were derived by masking and compensating for incompatibilities between endpoints from different manufacturers, algorithmic transcoding, compensation for different bandwidth requirements, and simultaneous multi-windowed video arrangements on the monitor known as “Hollywood Squares”, just to name a few.

For the circuit-switched market segment, Ezenia offered the Series 2000 MCS which can scale up to forty eight (48) ports or sites with a variety of network capabilities including but not limited to V.35, T1 and E1 interfaces, Asynchronous Transfer Mode (ATM) and Frame Relay. Multiple Series 2000 MCS can be cascaded together to allow for large-scale videoconferences. To this day, the Series 2000 MCS is still considered the cornerstone of rock solid reliability in the industry and in many customer installations. Ezenia still produces, ships, and provides support for the Series 2000 MCS.

For the packet-switched market segment, Ezenia offered a low-end, software-only solution NetServer 1000 which provides a cost-effective solution for departmental applications. For comparable deployments to its ISDN counterparts, Ezenia offered the NetServer 3000 MCS, which can also scale up to forty eight (48) ports or sites. Similarly, multiple NetServer 3000 MCS can be cascaded together to support large-scale video conferences. Ezenia also offered the NetGate which, with its associated gatekeeper software, controls, monitors, polices, and facilitates communications traffic between the ISDN and IP environments. Ezenia still produces, ships, and provides support for the NetServer and NetGate MCS.

In the late 90’s, Ezenia fully realized the limitations and narrow applications of its videoconferencing products which, among many deficiencies, are monolithic, require highly specialized support and services, stand apart from the normal office environment that most information workers are accustomed to, and do not provide a solution to the need to truly collaborate and disseminate information in real time. Contrary to how most videoconferencing vendors would like to indoctrinate potential customers, video—in particular talking heads as in the case of most video conferences—was and is, now more than ever, far from being the “piece de resistance” of true, meaningful real-time collaboration. Furthermore, its monolithic approach, whereby you either get a successful videoconference session or get nothing, relegates all other more critical collaboration activities second to video talking heads. Most importantly, the lack of presence awareness detection and the inability to leverage the web for ease of access prevent flexible, on-demand, free-flowing collaboration sessions whereby participants can come, go, or be invited at will.

In March 2001, Ezenia completed the first phase of its transformation with the acquisition of the IWS business from General Dynamics. As an application solution and technology built on top of Placeware’s (see Third Party Technology note below) web conferencing technology, IWS:

•       Allows users to be aware of the online presence of colleagues, enables true multimedia collaboration sessions starting with the simplest instant messaging (keyboard-to-keyboard) and expanding to the most complex all-encompassing (mouse-to-mouse) sharing and dissemination of mission critical information simultaneously with in-session, super-imposed audio conferencing and/or video streaming;

•       Leverages commercially off-the-shelf base operating systems such as the Windows and Solaris platforms; and

•       Fits into the virtual office environment that most information workers are familiar with.

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

Products

Ezenia’s expertise is in developing products that deliver highly secure and flexible support for informational collaboration, in-session audio conferencing, and video streaming capabilities across a wide range of platforms. The Company’s products have been designed with a scaleable, modular architecture to give customers the flexibility to add capacity, processing power, and conferencing features as the customer network and application requirements grow. Using a common set of hardware and software building blocks, customers can choose from a wide range of product configurations that differ in capacity, price, network connectivity and features, all of which share the same operating software user interface. Products may be configured for use in customer premises environments or may be configured with specialized packaging for use in a telephone carrier’s central office setting. The Company believes a key differentiator for its products is the built-in robust security features, allowing them to be installed in some of the highest clearance and security sites in the market.

InfoWorkSpace

IWS is a comprehensive suite of collaboration applications designed to allow any organization to more efficiently communicate, particularly when attempting to work as, and within, a group. From an overall perspective, IWS, when used effectively can reduce or even eliminate dependency on travel, traditional video conferencing, traditional audio conferencing and the phone, and even e-mail and file servers. Essentially, IWS is like a corporate campus or enterprise whose resources can be accessed by an information worker through his or her own desktop or laptop PC. Users can browse through the virtual campus, facility, or building to locate the room to be used for a meeting, or just pick the needed contact(s) and initiate the meeting with the click of the mouse.

Our customers, including the U.S. intelligence community, the U.S. Joint Forces Command, and various branches of the U.S. Armed Forces including the Marines, Navy, Air Force and Army, have leveraged the flexibility of IWS to aid in a myriad of missions. From daily mission briefs to medivac procedures in Afghanistan to operational support in Fallujah, IWS has increasingly become a vital part of the U.S. defense network. The stability, scalability and security of IWS allows our customers to depend on our software to complete mission-critical assignments and save lives in some of the world’s most dangerous areas.

At a basic level, IWS is a cross-platform solution in a box, supporting both UNIX and Windows base operating systems. A standard software suite comes complete with our server software package, database, application server, and user directory along with a number of ancillary add-ons. This suite provides a self-sufficient workgroup environment for a user base of up to several hundred users. However, with a few simple system configurations, IWS servers can be federated in such a way that multiple servers can trust one another in order to support collaboration across an enterprise with thousands of participants.

IWS security infrastructure is built upon the best practices that have been in use in operating systems for decades. Much like a UNIX administrator can limit access to a directory or even a file to a limited set of users, IWS administrators can lock rooms down to restrict users from seeing sensitive data that is outside their area of responsibility. Permission-based access allows administrators to finely tune a user’s access profile to the file level. Data can be encrypted using standard SSL protocols and access can be controlled with PKI and X.509 certificates. All data within the application can be audited and searched for specific words or patterns of words. IWS provides a high level of security capabilities as well as a safety net to capture any breaches that may arise from human errors.

The stability, scalability, flexibility and security capabilities of IWS are critically important for our customers, but the true power of IWS is in its collaboration applications. Users can participate in an interactive conference with absolutely no set up procedures. This is a significant leap forward from where the industry was just a few years ago, using videoconferences as the only interactive medium. With IWS, no longer is a heavy piece of hardware required at each terminal point of collaboration. No longer is it necessary to schedule a conference with a bridge operator, and no longer is a whole new network infrastructure required to support an interactive conferencing capability. Information workers, once logged in to IWS, can initiate a conference by going to a virtual room and inviting the participants as needed. Rooms are either pre-defined or created on demand as needs dictate. Once inside a room, either by joining or being invited into a session, participants can have an audio conference straight from the software. No set up is required. No additional cost is incurred. Participants even can be in multiple rooms at the same time, offering a more productive virtual environment than in the physical world. Participants can share and work on documents from the file cabinet associated with a room. Users can have an interactive white board session and save the results. Users also can manage their calendar and participate in message boards and save that information to the server where they can access it any time from any place.

A high-level summary of IWS features and functions is listed below:

•       Text chat, in a one-to-one arrangement, in a conference environment, or in multiple combinations of one-on-one and/or conference environments;

•       Audio chat, in a one-to-one arrangement, in a conference environment, or in multiple combinations of one-on-one and/or conference environments;

•       Interactive whiteboard which all users can see and modify in real time;

•       Application sharing allowing the screen view of any application on any desktop or laptop PC of any information worker to be broadcasted to all other participants;

•       Secured file cabinet, from which permission-based access allows for documents to be stored, retrieved, and monitored at any time from any place;

•       Multi-Level security allows users of one security level to have real-time collaboration sessions with users at another security level;

•       SSL and PKI encryption, which, when configured, renders traffic secure across the wire;

•       Full system auditing, which allows all data and actions to be audited and searchable;

•       Instant messaging, a lightweight application that provides all interactive capabilities; and

•       Virtual meeting area, a more robust application that provides both real-time collaborative capabilities as well as static functions like file cabinet, message board, and calendaring.

Encounter MCS Family

The Encounter product line includes:

•       Encounter 3000 NetServer: real-time collaboration server designed to support large enterprise and service provider customers;

•       Encounter 3000 NetGate: gateway solution that allows traditional videoconferencing systems to participate in IP-based collaboration sessions; and

•       Encounter 1000 NetServer: real-time collaboration server geared towards smaller, departmental workgroups or more distributed organizations.

Series 2000 MCS

The Series 2000 MCS product line, designed for switched digital circuit networks, includes a number of platform configurations which can be expanded through customer selection of optional processing modules and software applications. The following table lists the configurations offered by the Company:

MODEL	CAPACITY	TARGET MARKET/APPLICATION
2007	8 users	Mid-range CPE for distributed network environments
2020	48 users	Large CPE/central office network with extensive multimedia applications
CO	48 users	High availability central office server

Market and Channels

Ezenia markets its IWS products and related services to customers within the US federal government, primarily to the US DoD and to the US intelligence community worldwide. Ezenia also provides these products and services to the defense and intelligence organizations of foreign allies of the United States government.

IWS products and services are licensed on an annual subscription and renewal basis, during which software updates and basic technical support are included as part of base offerings. Enhanced service offerings are also offered in a subscription model. Training, installation, and customization are sold on an incidental basis.

The worldwide government marketplace is best understood as a matrix of customers, sales vehicles (contracts), and sales channels. Ezenia employs a sales model which is an analog to this government market matrix. IWS products and related services are available to specific segments of the government, using various vehicles, including Ezenia’s own GSA Schedule, and multiple channels both directly, with the Company’s own sales force, and indirectly. For indirect channels, Ezenia partners with General Dynamics, SAIC, and Northrop Grumman among others.

In fiscal year 2005, approximately 43% of our sales of IWS products and related services were through our indirect channels. Ezenia’s top three end-user customers for IWS products and related services in 2005 were US Joint Forces Command, Defense Intelligence Agency, and the US Army.

Meanwhile, our legacy MCS sales are primarily to international customers and end users.  In 2005, Ezenia delivered these products through distributors, dealers, vertical market resellers, and systems integrators, as well as directly to end-users. Revenue from international markets accounted for approximately 3%, 2%, and 14% of our revenue for the years ended December 31, 2005, 2004, and 2003, respectively.

Ezenia conducts its sales and marketing activities from its principal offices in Nashua, New Hampshire, as well as from two other sales locations in the United States.

Research and Product Development

Ezenia believes that its future success depends on its ability to continue to enhance and expand its existing enterprise collaboration products and to develop new products that maintain its technology leadership. Ezenia has invested and will continue to invest in the development of products and core technologies while also leveraging the integration of “best-of-breed” software components through strategic partnerships. Extensive product development input is obtained via direct feedback from end users and suggested improvements from strategic partners and resellers. We carefully monitor the migration of industry standards and remain committed to developing products utilizing such standards. This includes the development of interoperable collaboration products to meet either industry needs and/or DoD-driven interoperability criteria, while maintaining a keen focus on the security aspects of enterprise collaboration, including solutions in the web conferencing arena.

As of December 31, 2005, Ezenia’s research and development staff consisted primarily of software engineers augmented with US-based and US-citizen software contractors. Many of our software engineers carry top-secret levels of security clearance. The Company’s net research and development expenditures were approximately $1.2 million, $1.1 million, and $1.9 million in 2005, 2004 and 2003, respectively, representing approximately 9%, 10%, and 23% of revenue, respectively. All software development costs have been expensed as incurred because costs eligible for capitalization have not been material to date.

Customer Support and Service

Ezenia provides technical support and services to its resellers and direct customers. A high level of continuing service and support is critical to our objective of developing long-lasting relationships with customers and partners. Ezenia’s partners and resellers offer a broad range of support including installation, maintenance and on-site and headquarters-level technical support of products to their end-user customers. Ezenia provides a comprehensive service program including problem management, training, diagnostic tools, software updates and upgrades, as well as spare parts programs to facilitate and supplement the efforts of our partners and resellers.

Ezenia offers a technical support hotline to its resellers and customers, which is staffed by our network engineers who generally provide either immediate or same-day responses to most questions. As our products have built-in remote diagnostic capabilities, most problems can be diagnosed without incurring travel or on-site visits. When necessary, however, support engineers are dispatched to the customer’s facility for critical situations. All of our support engineers carry various levels of security clearance.

With respect to the Series 2000 and Encounter MCS, Ezenia warranties related software and hardware products for 90 days. We also offer post-warranty support programs ranging from services on a time-and-material basis to full-service contracts on a 24-hour, 7-day-a-week basis as well as training courses.

Manufacturing—Series 2000 and Encounter Systems

Ezenia’s manufacturing operations consist primarily of materials management, quality control, test engineering, production, shipping and logistics related to its legacy videoconferencing hardware products. Ezenia employs an outsourced manufacturing model in which it designs the significant hardware subassemblies for its products and uses independent third-party contract assembly companies to perform printed circuit board assembly and other production activities with internal efforts generally limited to final product configuration, assembly and testing. This manufacturing model offers the capability to quickly fulfill orders with limited lead times thus providing enhanced customer satisfaction and improved inventory management. Because of the generally short cycle between order and shipment and because the majority of our sales in each quarter result from orders booked in that quarter, Ezenia does not have a material backlog.

Third Party Technology

Ezenia licenses technology from third parties, including software which is integrated with internally developed software, and used in our products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all. In particular, in February 2005 we entered into a new agreement with Microsoft Corporation, with an effective date of January 1, 2005, to extend an existing software distribution license agreement through December 2007. The software distribution license agreement allows us to integrate Microsoft’s Live Communication software into our IWS product line.

Competition

The market for multimedia collaboration is an emerging segment with a variety of either new vendors entering the competitive landscape or old vendors from existing industries, such as legacy videoconferencing, attempting to claim a new turf. Furthermore, multimedia collaboration can also be grouped into two main groups: real-time synchronous solutions versus asynchronous products a la antiquated Lotus Notes. While most vendors adopt the client-server architecture, a very few insist on the merit of peer-to-peer. Still yet, large vendors offer both types of products. From another perspective, vendors could be classified into two classes of providers. The first group provides customer-premise solutions, while the second implements a hosted environment.

Even though Ezenia business primarily focuses on the real-time synchronous, client-server, customer-premise market segment within the government, depending upon the possible perspectives, various vendors could be considered as likely competitors. From the legacy videoconferencing industry, Polycom, RADvision and Tandberg are legitimate contenders. Established industry giants such as AOL, Cisco, EMC, Google, IBM, Microsoft, Oracle and, more recently, Adobe with its acquisition of Macromedia, among others, offer a wide variety of solutions ranging from simple instant messaging to complete offerings. In addition, a multitude of smaller and well-respected companies such as WebEx, Raindance, Saba, Jabber, Interwise, etc... constitutes a new breed of emerging contenders in this intensely contested market segment.

Many of these companies, as well as other current and potential competitors, have substantially greater financial, technical, and sales and marketing resources than Ezenia. If we are unable to retain our existing customers in the US government, or are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt our IWS collaborative software product over alternative technologies marketed by our competitors, our financial results will suffer, through price reductions and loss of market share.

With respect to our legacy videoconferencing hardware products, we consider our primary videoconferencing competitors to be Polycom, RADvision and Tandberg Telecom.

The principal competitive factors in the market for multimedia collaboration are, and should continue to be, breadth of capabilities, security, stability, reliability, price, performance, network management capabilities, customer support and interoperability. We plan to compete by offering the best-of-breed enterprise solutions encompassing all of these factors. However, we cannot be certain that potential customers will be attracted to our products, especially if our competitors invest substantially more money into their products and technology.

Proprietary Rights

Ezenia relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its intellectual property rights. We believe that, because of the rapid pace of technological change in the data communications and telecommunications industries, intellectual property protection for its products is only one factor in our success, complementing the knowledge, abilities and experience of our employees, the frequency of our product enhancements, our relationships with our partners, our relationships with our customers and their satisfaction with the performance of IWS, the effectiveness of our marketing activities, and the responsiveness and quality of our services.

In August 2002, Ezenia entered into an agreement with Tandberg Telecom AS to sell all patents and pending applications related to its videoconferencing products, which was completed in October 2002. In exchange for an up-front license fee of $1.25 million, a loan for an additional $1.25 million which was forgiven at the closing, and an additional $2.4 million also received at the closing, Ezenia granted Tandberg a fully paid, non-exclusive, non-transferable license under the patents and pending applications relating to our videoconferencing technology (the video patent portfolio). Additionally, we retained a fully paid, non-exclusive, non-transferable license for our use in connection with its videoconferencing and enterprise collaboration products.

In June 2000, Ezenia settled its patent infringement suit against Accord Networks Ltd. (Accord) in the United States District Court for the District of Massachusetts. The settlement agreement provided, among other things, that Ezenia receive $6.5 million, which the Company received net of foreign tax withholding of $975 thousand, pending a resolution of certain tax matters related to the settlement with the tax authorities in Israel. In April 2004, Ezenia reached a settlement agreement with the Israeli Tax Commission (ITC), resulting in the receipt by the Company of cash proceeds related to the disputed amount, net of interest earned and associated fees, of approximately $706 thousand.

Employees

At December 31, 2005, Ezenia employed 46 people, including 20 in research and development, 10 in customer support, 8 in sales and marketing, and 8 in finance and administration. None of our employees are represented by a labor organization.

Ezenia’s success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, the Company’s Chief Executive Officer, President and Chief Financial Officer. We do not carry key-man life insurance on any of our employees, including Mr. Nguyen. We do not have employment contracts with our key personnel other than Mr. Nguyen. We believe that our future success will depend in large part upon our ability to attract additional key employees and retain our key employees.

Availability of Filings

You may access, free of charge, through our website at www.ezenia.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports, all filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The information contained on our web site is not incorporated by reference into this document and should not be considered a part of this report. Our web site address is included in this document as an inactive textual reference only.

ITEM 1A.        RISK FACTORS

Liquidity and history of losses.   As further described under Liquidity and Capital Resources, management believes, although there can be no assurances, due to the growth and  acceptance of our IWS product, the expected growth of Internet-based collaboration products in general, and our successive quarters of profitability and continued vigilance on cost control, that our cash and available resources will enable us to continue as a viable entity. There can be no assurances that we can achieve our goal of showing consistent quarterly revenue and profit growth, which are both largely dependent on whether we can meet our future new order bookings targets.

Dependence on major customers.   While we are focusing efforts on broadening our customer base, sales to a relatively small number of customers within the US government, specifically within the DoD and the intelligence community, have accounted for a significant portion of revenue. This concentration of customers may cause revenues and operating results to fluctuate from quarter-to-quarter based on major customers’ requirements, and the timing of their orders and shipments. Our agreements with customers generally do not include minimum purchase commitments or exclusivity arrangements. Our operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to change to another vendor for purchases of a similar product, were to realize a reduction in approved funding for collaborative technologies, or were to delay paying or fail to pay amounts due to us.

Third Party Technology.   Ezenia utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software, and used in the Company’s products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all. In particular, in February 2005 Ezenia entered into a new agreement with Microsoft Corporation to extend an existing software distribution license agreement. The software distribution license agreement allows Ezenia to integrate Microsoft’s Live Communication software with our proprietary software, to create IWS.

Reduced demand for traditional videoconferencing products.   The demand for traditional videoconferencing technology has experienced a rapid decline. Ezenia’s videoconferencing product and related services revenue declined to approximately $495 thousand in 2005, from approximately $633 thousand in 2004 and approximately $2.3 million in 2003. We expect that sales of this legacy hardware technology will continue to decline in 2006.

Evolving markets.   Sales of real-time collaboration products account for a significant and increasing portion of Ezenia’s revenue. Our success depends, to a significant extent, on the acceptance and the rate of adoption of Internet-based collaboration products, in general, and the IWS product, in particular. There can be no assurance that any of the markets for our products will develop to the extent, in the manner, or at the rate anticipated by us. In addition, future prices that we are able to obtain for our products may decrease as a result of new product introductions by others, price competition, technological change or other factors.

Rapid technological change.   The market for our products is characterized by rapidly changing technology, evolving industry standards, emerging network architectures and frequent new product introductions. The adoption rate of new technologies and products may adversely impact near-term growth of the conferencing market as users evaluate the alternatives. We have invested, and for 2006 plans to continue to invest, in product development and products incorporating certain of these new technologies. Many other companies are also developing products incorporating these new technologies that are competitive with our current and future offerings. Ezenia’s success will depend, in part, upon our ability through continued investments to maintain technological leadership, to enhance and expand our existing product offerings, and to select and develop in a timely manner new products that achieve market acceptance.

Competition.   The market for multimedia collaboration products is highly competitive. Ezenia expects competition to increase significantly in the future, as the market for similar products is expected to significantly expand. A number of companies have introduced or announced their intention to introduce products that could be competitive with Ezenia’s products, and the rapidly evolving nature of the markets in which Ezenia competes may attract other new entrants, as they perceive opportunities. Some of the Ezenia’s current and potential competitors have longer operating histories and greater financial, technical, sales, and marketing resources. If we are unable to retain our existing customers in the US government, or were unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt the IWS collaborative software product over alternative technologies marketed by our competitors, our financial results would suffer.

The principal competitive factors in the market for multimedia collaboration are, and should continue to be, breadth of capabilities, demonstrated interoperability, price, performance, network management capabilities, reliability, scalability, customer support and security. Ezenia plans to compete by offering collaboration and enterprise products with a broad range of capabilities and high performance. However, we cannot be certain that potential customers will be attracted to our products, especially if competitors were to invest substantially more money into their products and technology.

Acceptance of IWS in the commercial market.   In 2001, Ezenia purchased the operating assets and intellectual property of the IWS business unit of General Dynamics Electronic Systems. We entered into the purchase agreement with the expectation that the transaction would result in certain benefits including, among other things, benefits relating to expanded and complementary product offerings, enhanced revenues, increased market opportunity, new technology, the addition of engineering personnel, and the expectation that we would be successful in expanding the market for IWS products, both within certain organizations of the US government, including the DoD and the intelligence community, but also commercially. There can be no assurance of success in the commercial market for IWS or other products that we may introduce, in 2006 or beyond.

Protection of proprietary technology.   Ezenia’s success depends, to a large extent, on its ability to protect its proprietary technology. Ezenia relies primarily on a combination of contractual rights, trade secrets and copyrights to protect its intellectual property rights, including the fully-paid, non-exclusive, non-transferable license granted by Tandberg to Ezenia for use in connection with its videoconferencing and enterprise collaboration products.

Retention of key employees.   Ezenia’s success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing, and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, Ezenia’s Chief Executive Officer, President and Chief Financial Officer. Ezenia does not carry a key-man life insurance on any of its employees, including Mr. Nguyen. Ezenia does not have employment contracts with its key personnel other than Mr. Nguyen. Ezenia believes that its future success will depend in large part upon its ability to attract and retain such key employees.

Stock price volatility.   The market price of Ezenia’s common stock, like that of other technology companies, is highly volatile and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by Ezenia or its competitors, changes in financial estimates by securities analysts or other events or factors. Ezenia’s stock price may also be affected by broader market trends unrelated to Ezenia’s performance.

Market for Company’s common equity.   The shares of the Ezenia’s common stock were delisted from The Nasdaq National Market in August 2003 and are now traded on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of the securities due to low trading volume or obtain accurate quotations as to the market value of the securities. In addition, Ezenia is subject to Rule 15c2-11 promulgated by the SEC. If Ezenia fails to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell Ezenia’s securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. The delisting could make trading Ezenia’s shares more difficult for investors, potentially leading to further declines in the share price. It would also make it more difficult for Ezenia to raise additional capital. Due to the delisting, Ezenia would also incur additional costs under state blue-sky laws if Ezenia were to sell equity.

Board of director recruitment.   Currently we have six directors on our Board, five of whom meet the standards for independence as specified by the SEC and the national stock exchanges. Historically, we have strived to have an audit committee comprised of at least three independent directors, as required by the national stock exchanges. Currently we have three directors serving on our audit committee, all of whom meet the standards for independence as specified by the SEC. One of our directors, Gerald P. Carmen, has the necessary financial expertise to serve as chairman of our audit committee. We are continuing in our attempts to identify additional qualified individuals to serve as independent directors of Ezenia. However, the market for highly qualified individuals available and willing to serve as directors to companies similar to ours is intense, and there can be no assurance that we will be able to identify, recruit and ultimately secure the services of such individuals in a timely manner or at all.

ITEM 2.                DESCRIPTION OF PROPERTY

Ezenia’s corporate office and principal research, development and manufacturing facility is located in Nashua, New Hampshire, in an approximately 6,000 square foot facility. In March 2005, we entered into an agreement to move our corporate office from Burlington, Massachusetts at the conclusion of its lease in June 2005. We decided to make the move as part of an effort to reduce expenses and excess capacity. Ezenia also has a sales and service office located in Sterling, Virginia and a research, development and service office located in Colorado Springs, Colorado. As of December 31, 2003, Ezenia had closed all foreign offices, and therefore, no longer has any leases outside of the United States.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since 2003, Ezenia’s common stock has been quoted on the OTC Bulletin Board, under the symbol “EZEN.OB”. The following table sets forth, for the periods indicated, the high and low bid or sale prices per share of our common stock as reported on the OTC Bulletin Board.

	Quarter ended
	March 31	June 30	September 30	December 31
2005
Common stock price—high	$2.34	$2.95	$2.87	$2.91
Common stock price—low	$.72	$1.70	$1.98	$2.27
2004
Common stock price—high	$.47	$.80	$1.26	$1.48
Common stock price—low	$.22	$.28	$.51	$.87

As of March 24, 2006, Ezenia had approximately 121 shareholders of record. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. Ezenia has not paid dividends on its common stock. Ezenia anticipates it will reinvest future earnings, if any, and therefore, does not intend to pay dividends in the foreseeable future.

See Part III, Item 12 for information regarding securities authorized for issuance under Ezenia’s equity compensation plans.

ITEM 6.                SELECTED FINANCIAL DATA

	Year ended December 31
	2005 (1)	2004 (2)	2003 (3)	2002 (4)	2001 (5)
	(In thousands, except per share amounts)
OPERATING DATA
Revenue	$13,175	$10,391	$8,217	$11,373	$15,107
Operating income (loss)	3,511	1,807	(1,117)	(15,094)	(33,621)
Income (loss) before cumulative effect of change in accounting principle	3,712	1,757	(1,095)	(10,799)	(33,490)
Cumulative effect of change in accounting principle	—	—	—	(10,667)	—
Net income (loss)	3,803	3,184	(828)	(18,565)	(31,340)
Income (loss) per share before cumulative effect of change in accounting principle:
Basic	.26	.23	(.06)	(.58)	(2.29)
Diluted	.25	.22	(.06)	(.58)	(2.29)
Net income (loss) per share:
Basic	.26	.23	(.06)	(1.36)	(2.29)
Diluted	.25	.22	(.06)	(1.36)	(2.29)
BALANCE SHEET DATA
Cash and cash equivalents	$9,405	$5,520	$2,316	$2,403	$5,531
Total current assets	16,864	11,921	7,082	5,564	28,358
Common stock subject to put	—	—	—	2,875	2,875
Stockholders’ equity (deficit)	7,932	3,838	552	(1,504)	16,450

(1)          2005 amounts include a tax benefit of $91 thousand, related to a reduction in the valuation allowance associated with deferred tax assets.

(2)          2004 amounts include a tax benefit of $1.4 million, or $0.10 per share, related to a net benefit of approximately $819 thousand as a result of the ITC settlement, and approximately $608 thousand relating to a tax refund for tax years 1996, 1997, and 1998.

(3)          2003 amounts include a tax benefit of $267 thousand, or $0.02 per share, related to a change in the estimate for potential liabilities related to federal and state income taxes paid in prior years.

(4)          2002 amounts include a write-down of inventory of $3.7 million, or $0.27 per share, an impairment of goodwill of $10.7 million, or $0.78 per share relating to the change in accounting principle, an impairment of fixed assets of $2.3 million, or $0.17 per share, a tax benefit of $2.7 million, or $0.19 per share, related primarily to a tax refund, and a gain on sale of patents of $4.9 million, or $.36 per share.

(5)          2001 amounts include a charge to operations of $2.0 million, or $0.15 per share, related to the restructuring of certain of the Company’s operations, a write-down of goodwill and other long-term assets totaling $7.1 million, or $0.52 per share, and a tax benefit of $2.2 million, or $0.16 per share, relating to the reversal of reserves recorded in prior years.

Effective January 1, 2002, Ezenia adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  This statement affects Ezenia’s treatment of goodwill and other intangible assets. Had SFAS No. 142 been adopted for the year ended December 31, 2001, the net loss and loss per share would have been $28.3 million and $2.07 per share, respectively. No other years presented above would have been affected.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report. MD&A contains forward-looking statements including statements concerning drivers of revenue growth; our plans to improve performance and execution; changes in accounting principles and changes in actual or assumed tax liabilities; product demand and growth opportunities; industry trend  and conditions, our use of direct and indirect sales channels; expense monitoring and management; our anticipated capital requirements and working capital needs; and our anticipated reinvestment of future earnings. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services; our ability to compete in an intensely competitive market; our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models, plans and strategies and to execute on them; our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel  and our ability to manage changes and transitions in management/other key personnel; the impact of global economic and political conditions on our business; unauthorized use or misappropriation of our intellectual property; as well as the risk factors discussed herein and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

The growth and acceptance of the IWS product line continued for the quarter and the year ending December 31, 2005 as we recorded our ninth consecutive quarter of profitability. For the year, revenues increased approximately 27%, operating income was up approximately 94%, and earnings per share were $0.26, up $0.03 per share. Revenue relating to our InfoWorkSpace product increased approximately 30% in 2005 over 2004. IWS-related revenue accounted for approximately 96% of total revenues. We continued to see a decline in revenue related to our legacy videoconferencing product line as expected in 2005, with total revenue of approximately $495 thousand, down from approximately $633 thousand in 2004. In addition, we continued to control costs as operating expenses as a percentage of revenue dropped to approximately 39% for the year ending December 31, 2005, as compared to approximately 48% for the year ended December 31, 2004.

Our current business focus is to continue to enhance our various collaborative product and service offerings, develop and deploy new products and services, and to expand our sales, service, engineering, and marketing organizations. This focus is subject to change as the driving influence in our future direction will be based on the needs of our customer base. The market for multi-media collaboration products is highly competitive and we expect both, competition and the overall market competitive products to significantly increase in the future. In addition, some of our current and potential competitors have longer operating histories and greater financial, technical, sales, and marketing resources. If we are unable to retain our existing customers in the US government, or we are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt the IWS collaborative software product over alternative technologies marketed by our competitors, our financial results would suffer. We believe that the key differentiating factors in the market will continue to be breadth of capabilities, demonstrated interoperability, price, performance, network management capabilities, reliability, scalability, customer support and security.

Ezenia plans to continue to enhance existing products and offerings based on our customer requirements, as well as to work on developing new products and services which will expand the opportunities available to us in the overall collaboration market. In March 2006, the Company released its newest version of InfoWorkSpace, version 3.0, along with announcing a number of new service offerings. InfoWorkSpace 3.0 adds and or enhances features which specifically address the key factors above:  interoperability, scalability, multi-level security, enhancements to the user experience, network management, and reliability. In addition, we currently offer the following services for our products:  IWS User Training, IWS Administrator Training, IWS Installation Training, Installation service, and Daily Consulting service. Extended maintenance service plans are also available. Beginning in April 2006, Ezenia will begin offering On-Line training for the IWS Administrator and IWS User courses. This training should save customers travel time, lost productivity, and unnecessary collateral expenses. In addition to expanding our training course offerings, we will provide an unprecedented level of support to our customer base with our “Exercise and Deployment Services”, which are targeted to our government customers and allow military or other units or teams preparing for deployment or exercise maneuvers to eliminate the need to tear down, transport, and bring up their own systems, prior to and following these activities.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition

Product revenue consists of sales of IWS software licenses and maintenance agreements, IWS product related training, installation, and consulting, and video products. Revenue from sales of IWS software license and maintenance agreements is recognized ratably over the license agreement  periods, which are generally one year, pursuant to the guidance provided by Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (AICPA). Revenue from IWS training, installation, and consulting services are recognized as the services are performed provided there is vendor specific objective evidence (VSOE) of fair value which is the price charged when the services are sold separately. Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104), issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the IWS product according to customer specifications. Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customers’ acceptance is recognized upon the customer’s acceptance in accordance with terms of the contract, in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” Issued by the American Institute of Certified Public Accountants. The cost recognition associated with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized.

Service revenue represents sales of service contracts related to the maintenance of video products. Maintenance revenue is deferred and recognized ratably over the term of the applicable agreement.

Products and software licenses are sold without any contractual right of return by the customer. Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements, or for product sales in advance of revenue recognition. Judgment is required in evaluating the creditworthiness of our customers. In all instances, revenue is not recognized until we have determined, at the outset of the arrangement that collectibility is reasonably assured. Amounts billed to customers related to shipping and handling charges are recorded upon shipment and the related costs are included in cost of goods sold.

Allowance for Doubtful Accounts

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position, or other material events impacting the customer’s business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

At December 31, 2005, our accounts receivable balance of approximately $4.5 million is reported net of allowances of approximately $339 thousand. We believe our reported allowances are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional expenses being recorded for the period in which such determination was made.

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

Ezenia provided for an excess and obsolescence reserve for 100% of its inventory due to the continued decline in demand relating to the legacy videoconferencing product line. During the three years in the period ended December 31, 2005 Ezenia was able to realize sales of its legacy videoconferencing hardware products. The cost of these product sales was offset by adjustments to reduce the related inventory reserves. At December 31, 2005 and 2004, our net inventory reserves are approximately $4.5 million.

Income Taxes

The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Deferred tax assets and liabilities are determined at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers as well as the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The realization of deferred tax assets is dependant upon the generation of future taxable income. In determining the valuation allowance, Ezenia considers past performance, expected future taxable income, and qualitative factors which Ezenia considers to be appropriate to be considered in estimating future taxable income. Ezenia’s forecast of expected future taxable income is for future periods that can be reasonably estimated. Changes in results that differ materially from our current expectations may cause us to change our judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have previously recorded.

In the fourth quarter of 2005, as a result of our assessment of future taxable income, we released approximately $138 thousand of valuation allowance against deferred tax assets resulting in a net tax benefit of approximately $91 thousand. Please see Part II, Note 6, regarding disclosure with respect to a restatement of 2004 and 2003 components of deferred tax items.

Product Warranties

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a period of 90 days, at no cost to our customers. Our policy is to establish warranty reserves at the time of sale when our estimate of the costs that will be incurred to fulfill those warranty requirements becomes material. As of December 31, 2005, we believed that our future cost of materials, labor and overhead for the servicing of our products sold through that date were not material and no reserve was warranted. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Results of operations—years ended December 31, 2005, 2004 and 2003

Revenue

Revenue increased to approximately $13.2 million in 2005 from approximately $10.4 million in 2004. The increase in revenue was principally related to a 30% increase in sales related to our IWS product line. The increase in sales of IWS can be attributed to an increasing rate of product acceptance within the developing collaborative software market as well as greater spending within our customer base. Product revenue related to IWS increased approximately $3.2 million or 39%, while product development revenue declined approximately $276 thousand. Product development revenue is revenue related to product customization work performed for customers seeking enhancements to our current product.  The decline in product development revenue was primarily driven by the milestone-based deliverable schedule of the underlying contracts. Our legacy videoconferencing products and related service revenues continued to decline to approximately $495 thousand (4% of total revenues) in 2005 from approximately $633 thousand (6% of total revenues) in 2004. We expect to see a continued decline in videoconferencing-related products and services revenue.

Revenue increased to approximately $10.4 million in 2004 from approximately $8.2 million in 2003. The increase in revenue was principally related to a 64% increase in sales related to our IWS product line. Significant gains were made in the product development area as revenue grew from approximately $73 thousand in 2003 to approximately $1.5 million in 2004. Revenue from videoconferencing products and related services declined to approximately $633 thousand (6% of total revenues) in 2004 from approximately $2.3 million (28% of total revenues) in 2003.

Gross profit

Cost of revenues includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue. Gross profit as a percentage of revenues increased in 2005, to 66.0%, from 65.5% in 2004 and 54.6% in 2003. The increase in gross profit is primarily attributed to reduced IWS licensing costs offset by a decline in margin related to product development work recognized from 73.3% in 2004 to 55.6% in 2005. Gross margin related to product development revenue was 51.0% in 2003. Gross profit in 2003 was significantly impacted by our legacy videoconferencing hardware sales of $1.9 million during the year, which had no net reported cost basis due to the write down of inventory in the previous year. Adjusting for this impact, reported gross profit would have been 41.5% in 2003.

Research and development

Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development. Research and development expenses increased to approximately $1.2 million in the year ended December 31, 2005, from approximately $1.1 million in 2004, but decreased from approximately $1.9 million in 2003. The increase in spending in 2005 as compared with 2004 is primarily due to an increase in personnel related costs offset by a decrease in consultant costs as we made a concerted effort to replace outsourced engineering personnel with permanent employees. The decrease in spending in 2004 as compared with 2003 was primarily due to cost saving initiatives undertaken by Ezenia in 2003 to better align its cost structure with its revenues.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, and other headcount related costs associated with sales and marketing personnel and advertising, tradeshows, seminars, and other marketing-related programs. Sales and marketing expenses increased to approximately $1.5 million in the year ended December 31, 2005, from approximately $1.4 million in 2004, and from approximately $1.1 million in 2003. The increase is primarily related to higher personnel related costs and trade show costs, offset by lower commission and consultant costs. The increased spending in 2004 as compared with 2003 was primarily related to higher salary, commission and travel costs associated with an increase in IWS personnel, as well as higher consulting and advertising costs.

General and administrative

General and administrative costs include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees. General and administrative expenses decreased to approximately $1.8 million in the year ended December 31, 2005, from approximately $1.9 million in 2004.  The decreased spending in 2005 as compared with 2004 was primarily due to decreases seen in legal, professional fees, and insurance costs partially offset by increases in compensation related costs, consultant costs related to Sarbanes Oxley compliance work, and bad debt recoveries. General and administrative expenses increased approximately $68 thousand from the year ended December 31, 2004 as compared with the year ended December 31, 2003. The increase was primarily due to an increase in legal and compensation related costs partially offset by decreases in consultant costs and bad debt recoveries.

Occupancy and other facilities-related expenses

Occupancy and other facilities-related expenses increased to approximately $621 thousand in the year ended December 31, 2005, from approximately $579 thousand in 2004, and decreased from approximately $675 thousand in 2003. These costs include rent expense and other operating costs associated with our former headquarters facility in Burlington, Massachusetts, our current headquarters in Nashua, New Hampshire, and two other sales and development offices in the United States, in Colorado and in Virginia. In February 2005, we moved its sales office in Alexandria, VA to Sterling, VA and in June 2005, the Company moved its headquarters facility to Nashua, New Hampshire from Burlington, Massachusetts. Both moves were to more cost efficient space. In December 2003, we also moved our Colorado development office to more cost efficient space. The increased spending in 2005 is primarily attributed to one time charges of $170 thousand for a lease termination fee associated with our decision not to renew the lease on our headquarters facility in Burlington, Massachusetts, and $12 thousand related to the loss on the sublease of our Alexandria, VA office for the remaining 14 months, offset by reduced rental costs. The decreased spending in 2004 as compared to 2003 was primarily related to the Colorado office move in December 2003, and to additional cost savings initiatives we initially undertook during 2003 to better align its cost structure with its revenues.

Interest income, net

Interest income, net, consists of interest on cash, cash equivalents and marketable securities. Interest income increased to approximately $191 thousand in 2005 from approximately $122 thousand in 2004 and approximately $6 thousand in 2003. The increase in 2005 was primarily related to an increase in the amount of cash available for investment during the year as compared to 2004. The increase in 2004 as compared to 2003 was due primarily to approximately $66 thousand of interest received in connection with our settlement reached in April 2004 with the ITC, approximately $30 thousand of interest received as a result of an income tax refund of approximately $608 thousand received in December 2004, and an increase in the amount of cash available for investment during the year.

Settlement fees and other income

The settlement fees reported for the year ended December 31, 2004 are one-time legal and professional fees related to our settlement reached in April 2004 with the ITC concerning tax matters associated with its patent infringement suit against Accord, which was settled in June 2000. Other income consists primarily of sales of previously written off assets and other miscellaneous non-operating income.

Income tax benefit

The amount reported as current income tax benefit in 2005 is comprised of current income tax expense of approximately $47 thousand, in both estimated federal alternative minimum tax expense and state income tax expense. In addition, the amount includes a deferred tax benefit of approximately $138 thousand associated with the release of a portion of our valuation allowance based on our conclusion that a portion of the deferred tax asset would be realized. The income tax benefit reported in the year ended December 31, 2004 of approximately $1.4 million related to our settlement with the ITC resulting in the receipt in April 2004 of $975 thousand, net of approximately $156 thousand of withholding tax on the gross settlement amount. The income tax benefit in 2004 also included an approximately $608 thousand refund of prior year taxes relating to the carry back of the net operating losses incurred in 2001 to prior years. The income tax benefit reported in the year ended December 31, 2003 of approximately $267 thousand related to a change in the estimate for potential liabilities related to federal and state income taxes paid in prior years.

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of approximately $9.4 million. We generated  profits from operations of approximately $3.5 million for the year ended December 31, 2005, and a net profit for the year of approximately $3.8 million, as compared with an operating profit in the year ended December 31, 2004 of $1.8 million, and a net profit of approximately $3.2 million in 2004.

We generated cash from operations of $3.8 million in fiscal 2005 compared to $3.2 million in 2004 and cash used in operations of $96 thousand in 2003. Increases in cash provided by operating activities in 2005 were primarily the result of increases in net income and increases in accounts payable, accrued expenses, and deferred revenue offset by increased uses of working capital attributable to an increase in accounts receivable. Increases in cash provided by operating activities in 2004 were primarily the result of increases in net income and increases in deferred revenue offset by increased uses for working capital attributable to increases in accounts receivable and prepaid software licenses. In 2003, cash used by operating activities was primarily the result of an increase in deferred revenue offset by a net loss and uses for working capital attributable to increases in accounts receivable and prepaid software licenses.

The Company invested approximately $206 thousand in property and equipment in fiscal 2005 compared to $93 thousand in fiscal 2004 and no outlay of cash relative to 2003 investing activities. The Company has generated cash from financing activities of $291 thousand, $102 thousand, and $9 thousand in 2005, 2004, and 2003 respectively, primarily from proceeds of sales of the Company’s common stock pursuant to the Company’s various stock plans.

Our contractual obligations relate primarily to its facilities leases and a contractual purchase commitment. We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in June 2010. We also have three other leases for office space in the United States, located in Colorado Springs, Colorado, Sterling, Virginia, and Alexandria, Virginia for sales, development and technical support operations. We have entered into a sub lease agreement for our Alexandria, Virginia office. These leases expire at various dates through November 2011. Future minimum lease obligations at December 31, 2005 under all of these non-cancelable operating leases, including the effects of the Alexandria, Virginia sublease, are approximately $153 thousand in 2006, $178 thousand in 2007, $179 thousand in 2008, $180 thousand in 2009, $126 thousand in 2010, and $98 thousand in 2011.

In February 2005 we entered into a new agreement with Microsoft to extend an existing software distribution license agreement. Under the agreement, we are required to purchase a minimum of approximately $2.8 million of product during the fiscal year 2006.

We include standard intellectual property indemnification provisions in our licensing agreements in the ordinary course of business. Pursuant to our product license agreements, we will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to our products. Other agreements with our customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by Ezenia or its subcontractors. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

In August 2002, Ezenia entered into an agreement with Tandberg Telecom AS to sell all patents and pending applications related to its videoconferencing products, which was completed in October 2002. In exchange for an up-front license fee of $1.25 million, a loan for an additional $1.25 million which was forgiven at the closing, and an additional $2.4 million also received at the closing, Ezenia granted Tandberg a fully paid, non-exclusive, non-transferable license under the patents and pending applications relating to Ezenia’s videoconferencing technology (the video patent portfolio). Additionally, Ezenia retained a fully paid, non-exclusive, non-transferable license for Ezenia’s use in connection with its videoconferencing and enterprise collaboration products.

In May 2003, after failing to comply with certain continued listing standards for the NASDAQ SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, or the requirement for Ezenia to have a minimum $2.5 million in stockholders equity, Ezenia received a delisting notification from NASDAQ. After exercising its right for an appeal of this determination to a NASDAQ Listing Qualifications Panel, the Panel determined to delist Ezenia’s securities from The NASDAQ Stock Market in August 2003. Since then, Ezenia’s common stock has been quoted on the OTC Bulletin Board. The market value and liquidity of Ezenia’s common stock, as well as Ezenia’s ability to raise additional capital, has been and may continue to be materially adversely affected by this delisting decision.

Operating costs were in line with our expectations for the year ended December 31, 2005. If order bookings are less than expected in 2006, we may take steps to reduce spending on such discretionary items as capital expenditures and marketing, however, we are committed to making the necessary investments in building and expanding our infrastructure.

Ezenia’s success in achieving its goal of showing consistent quarterly top line and bottom line growth is largely dependent on whether it can continue to grow its future order bookings and related revenue targets. Order bookings, which are purchase orders placed by customers, are properly not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order. Accordingly, largely as a result of its successive quarters of profitability, management believes that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months. We anticipate that we will continue to generate positive cash flow from operations for 2006 and that existing cash reserves will therefore be sufficient to meet our working and capital requirement needs during this period.

The following table summarizes our outstanding contractual obligations:

	2006	2007-2009	2010-2011	Total
	(in thousands)
Operating leases	$153	$536	$225	$914
Purchase commitments	2,750	—	—	2,750
Total contractual obligations	$2,903	$536	$225	$3,664

Recent Accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123R. SFAS No.123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123R will be effective only for annual reporting periods beginning on or after June 15, 2005.

Ezenia adopted SFAS 123R on January 1, 2006 under the modified-prospective transition method and the adoption will materially increases stock compensation expense and decreases net income. Accordingly, in fiscal 2006, total stock-based compensation expense from stock options using the fair value provisions of SFAS 123R, is estimated to be approximately $800 thousand. In order to develop the fiscal 2006 stock-based compensation expense estimate, we utilized assumptions on items such as projected option grants and expected life and volatility, which were similar to the amounts in fiscal 2005. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, Ezenia has not utilized derivative financial instruments or derivative commodity instruments. Ezenia invests cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper and short-term money market funds. These investments are subject to minimal credit and market risk and Ezenia has no debt other than its contractual lease obligations. A 10% change in interest rates would not have a material impact on Ezenia’s financial position, operating results or cash flows. We have closed our foreign offices, and sales to foreign customers from the United States are in U.S. dollars. Therefore, Ezenia has no significant foreign currency risk.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ezenia! Inc.

We have audited the accompanying consolidated balance sheets of Ezenia! Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three year period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

See Note 6 for a discussion regarding restatement of previously filed disclosures regarding the components of the Company’s deferred tax assets. The restatement has no effect on the consolidated financial position, results of operations or cash flows of the Company.

/s/ BROWN & BROWN LLP

Boston, Massachusetts

March 28, 2006

Consolidated Balance Sheets

	December 31,
	2005	2004
	(In thousands, except for share related data)
Assets
Current assets
Cash and cash equivalents	$9,405	$5,520
Accounts receivable, less allowances of $339 and $371 in 2005 and 2004, respectively	4,533	3,465
Prepaid software licenses	2,477	2,630
Prepaid expenses and other current assets	311	306
Deferred tax assets	138	—
Total current assets	16,864	11,921
Equipment and improvements, net	247	85
Total assets	$17,111	$12,006
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,593	$734
Accrued expenses	415	571
Employee compensation and benefits	46	200
Deferred revenue	7,125	6,663
Total current liabilities	9,179	8,168
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 40,000,000 shares authorized; 15,248,386 issued and 14,587,949 outstanding in 2005; 14,846,598 issued and 14,186,161 outstanding in 2004	152	148
Capital in excess of par value	63,930	63,643
Accumulated deficit	(53,289)	(57,092)
Treasury stock; 660,437 shares at cost	(2,861)	(2,861)
	7,932	3,838
Total liabilities and stockholders’ equity	$17,111	$12,006

See accompanying notes.

Consolidated Statements of Operations

	Year ended December 31,
	2005	2004	2003
	(In thousands, except for per share related data)
Revenues
Product revenue	$11,726	$8,565	$7,663
Product development revenue	1,178	1,455	78
Service revenue	271	371	476
	13,175	10,391	8,217
Costs of revenues
Cost of product revenue	3,898	3,107	3,355
Cost of product development revenue	523	388	39
Cost of service revenue	59	86	334
	4,480	3,581	3,728
Gross profit	8,695	6,810	4,489
Operating expenses
Research and development	1,158	1,087	1,921
Sales and marketing	1,535	1,370	1,119
General and administrative	1,826	1,959	1,891
Depreciation	44	8	—
Occupancy and other facilities related expenses	621	579	675
Total operating expenses	5,184	5,003	5,606
Income (loss) from operations	3,511	1,807	(1,117)
Other income (expense)
Interest income, net	191	122	6
Settlement fees	—	(179)	—
Other	10	7	16
	201	(50)	22
Income (loss) before income taxes	3,712	1,757	(1,095)
Income tax benefit	(91)	(1,427)	(267)
Net income (loss)	$3,803	$3,184	$(828)
Basic and diluted earnings (loss) per share:
Basic	$.26	$.23	$(.06)
Diluted	$.25	$.22	$(.06)

See accompanying notes.

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

			Capital			Total	Comprehensive
	Common Stock		in Excess of	Accumulated	Treasury	Stockholders’	Income
	Shares	Par Value	Par Value	Deficit	Stock	Equity (Deficit)	(Loss)
	(In thousands, except for share related data)
BALANCES AS OF DECEMBER 31, 2002	13,633,630	139	60,666	(59,448)	(2,861)	(1,504)
Stock issued under employee benefit plans	66,750	5	4			9
Cancellation of put			2,875			2,875
Net loss				(828)		(828)	(828)
Comprehensive loss							$(828)
BALANCES AS OF DECEMBER 31, 2003	13,700,380	144	63,545	(60,276)	(2,861)	552
Stock issued under employee benefit plans	485,781	4	98			102
Net income				3,184		3,184	3,184
Comprehensive income							$3,184
BALANCES AS OF DECEMBER 31, 2004	14,186,161	148	63,643	(57,092)	(2,861)	3,838
Stock issued under employee benefit plans	401,788	4	287			291
Net income				3,803		3,803	3,803
Comprehensive income							$3,803
BALANCES AS OF DECEMBER 31, 2005	14,587,949	$152	$63,930	$(53,289)	$(2,861)	$7,932

See accompanying notes.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Operating activities
Net income (loss)	$3,803	$3,184	$(828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	44	8	—
Bad debt (recoveries)	(50)	(110)	(50)
Deferred taxes	(138)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,018)	(610)	(915)
Inventories	—	—	112
Prepaid software licenses	153	(906)	(716)
Prepaid expenses and other current assets	(5)	(9)	(36)
Accounts payable, accrued expenses, and employee and compensation benefits	549	9	231
Income taxes	—	—	(285)
Deferred revenue	462	1,629	2,391
Net cash provided by (used in) operating activities	3,800	3,195	(96)
Investing activities
Purchases of equipment and improvements	(206)	(93)	—
Net cash used for investing activities	(206)	(93)	—
Financing activities
Proceeds from issuance of stock under employee benefit plans	291	102	9
Net cash provided by financing activities	291	102	9
Change in cash and cash equivalents	3,885	3,204	(87)
Cash and cash equivalents at beginning of year	5,520	2,316	2,403
Cash and cash equivalents at end of year	$9,405	$5,520	$2,316
Supplementary disclosure of cash flow information:
Interest paid	$2	$1	$—
Income taxes (refunded) paid	$—	$(1,271)	$—
Cancellation of put	$—	$—	$2,875

See accompanying notes.

Notes to the Consolidated Financial Statements

1.   Nature of Business and Basis of Presentation

Ezenia! Inc. (“Ezenia” or the “Company”) operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.  Founded in 1991, Ezenia! develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users. Ezenia’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way—voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

The consolidated financial statements include the accounts of Ezenia and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated. All assets and liabilities of Ezenia’s foreign subsidiaries are translated at the rate of exchange at the end of the year, while sales and expense are translated at the average rate in effect during the year. The net effect of these translation adjustments has been immaterial.

Certain amounts in 2003 have been reclassified to permit comparison with 2005 and 2004 classifications.

2.   Management’s Plans

Ezenia’s success in achieving its goal of showing consistent quarterly top line and bottom line growth is largely dependent on whether it can continue to grow its future order bookings, and related revenue targets. Prior to 2004, Ezenia incurred substantial recurring operating losses and negative cash flow from operations and incurred an accumulated deficit of approximately $60.3 million at December 31, 2003. During 2005 and 2004, Ezenia achieved income from operations of $3.5 million and $1.8 million, net income of $3.8 million and $3.2 million, and generated cash from operations of $3.8 million and $3.2 million respectively, and has $9.4 million of cash and cash equivalents as of December 31, 2005. Accordingly, largely as a result of its successive quarters of profitability, management believes, although there can be no assurances, that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months. We anticipate that we will continue to generate positive cash flow from operations for 2006 and that existing cash reserves will therefore be sufficient to meet our working and capital requirement needs during this period.

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

Notes to the Consolidated Financial Statements (Continued)

3.   Summary of Significant Accounting Policies (Continued)

Revenue recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, and consulting, and video products. Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (AICPA). Revenue from IWS training, installation, and consulting services are recognized as the services are performed provided there is vendor specific objective evidence (VSOE) of fair value which is the price charged when the services are sold separately. Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104), issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the IWS product according to customer specifications. Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customers’ acceptance is recognized upon the customer’s acceptance in accordance with terms of the contract, in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA. The associated cost recognition with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized.

Service revenue represents sales of service contracts related to the maintenance of video products. Maintenance revenue is deferred and recognized ratably over the term of the applicable agreement.

Products and software licenses are sold without any contractual right of return by the customer. Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements, or for product sales in advance of revenue recognition. Judgments are required in evaluating the creditworthiness of our customers. In all instances, revenue is not recognized until we have determined, at the outset of the arrangement that collectibility is reasonably assured. Amounts billed to customers related to shipping and handling charges are recorded as revenue upon shipment and the related costs are included in cost of goods sold.

Product Warranties

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a period of 90 days, at no cost to our customers. Our policy is to establish warranty reserves at the time of sale when our estimates of the costs that will be incurred to fulfill those warranty requirements become material. At December 31, 2005, we believe that our future cost of materials, labor and overhead for the servicing of our products sold through that date are not material and no reserve is warranted. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Third Party Technology

Ezenia’s IWS product incorporates third party technology in the form of software licenses, which we purchase from other software vendors. Software licenses purchased from vendors are reported as prepaid licenses and amortized to cost of revenue over the subscription period, which is generally one year.

Notes to the Consolidated Financial Statements (Continued)

3.   Summary of Significant Accounting Policies (Continued)

Advertising

Advertising costs are included in sales and marketing expense. Ezenia uses its website as its main form of advertising along with participating in various industry related trade shows and currently does not incur material advertising costs. Advertising costs are expensed as incurred. Advertising expense approximated $49 thousand in fiscal 2005 and $39 thousand in fiscal 2004. Ezenia did not incur advertising expense for fiscal 2003.

Cash equivalents

Ezenia considers all liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents and marketable securities consist of highly rated U.S. and state government securities, commercial paper and short-term money market funds.

Financial instruments and concentrations of credit risk

Ezenia’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable and accrued expenses. The carrying value of these financial instruments approximates fair value due to their short term to maturity. Financial instruments, which potentially subject Ezenia to concentrations of credit risk, are cash equivalents and accounts receivable.

Major financial institutions maintain all the Company’s cash equivalents. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom Ezenia makes substantial sales. To reduce risk, we routinely assess the financial strength of our customers. Ezenia maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. Write-offs related to accounts receivable have been within management’s expectations.

Revenue from one customer accounted for approximately 20% of total revenues in 2005, 33% of total revenues in 2004, and 38% of total revenues in 2003. Accounts receivable from this customer amounted to approximately $1.8 million, $1.8 million and $1.9 million at December 31, 2005, 2004 and 2003, respectively. Revenue from international markets was approximately $362 thousand, $391 thousand and $1.1 million in 2005, 2004 and 2003, respectively.

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

Notes to the Consolidated Financial Statements (Continued)

3.   Summary of Significant Accounting Policies (Continued)

Research and development costs

Research and development costs are charged to expense as incurred. Internally developed software costs are expensed as incurred until it is determined that the technology needed to achieve performance requirements exists. To date, internally developed software has been available for release concurrent with the establishment of technological feasibility and, accordingly, costs eligible for capitalization have been insignificant and expensed as incurred.

Income taxes

Deferred tax assets and liabilities are determined at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers as well as the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The realization of deferred tax assets is dependant upon the generation of future taxable income. In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate to be considered in estimating future taxable income. The Company’s forecast of expected future taxable income is for future periods that can be reasonably estimated. Results that differ materially from our current expectations may cause us to change our judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.

In the fourth quarter of 2005, as a result of our assessment of future taxable income, we released approximately $138 thousand of valuation allowance against deferred tax assets resulting in a net tax benefit of approximately $91 thousand. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.

Net income (loss) per share

The Company reports net income (loss) per share in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted net income (loss) per share are as follows:

	2005	2004	2003
Basic	14,483,399	14,070,034	13,580,118
Effect of assumed exercise ofstock options	644,240	467,560	—
Diluted	15,127,639	14,537,594	13,580,118
Outstanding options excluded as impact is anti-dilutive	760,752	783,752	1,860,702

Accounting for stock-based compensation

Ezenia has elected to account for its stock-based compensation plans pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”).” Ezenia has recognized no compensation expense related to its stock option plans and its stock purchase plan.

Notes to the Consolidated Financial Statements (Continued)

3.   Summary of Significant Accounting Policies (Continued)

Pro-forma information regarding net income (loss) and income (loss) per share, as if we had used the fair value method pursuant to SFAS No. 123 to account for stock options issued under our various stock option plans, and shares purchased under the 1995 Employee Stock Purchase Plan, as amended,  is presented below. The fair value of stock activity under these plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions as of the date of grant: risk-free interest rates equal to the then available rate for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options; no dividend yields; an average volatility factor of the expected market price of Ezenia’s common stock over the expected life of the option of 1.50 in 2005, 1.24 in 2004 and 1.82 in 2003; and a weighted-average expected life of the option of  6.8 years in 2005, 6.4 years in 2004 and 7.4 years in 2003.

For purposes of pro-forma disclosures, the estimated weighted average grant date fair value of options granted during the year of $1.44, $0.53 and $0.19 in 2005, 2004 and 2003, respectively, is amortized to expense over the related vesting period. Pro-forma information is as follows:

	2005	2004	2003
	(In thousands except for per share information)
Net income (loss) as reported	$3,803	$3,184	$(828)
Deduct: total stock-based employee compensation determined under fair value based methods	(273)	(155)	(805)
Pro-forma net income (loss)	$3,530	$3,029	$(1,633)
Net income (loss) per share as reported
Basic	.26	.23	(.06)
Diluted	.25	.22	(.06)
Pro-forma net income (loss) per share
Basic	.24	.21	(.12)
Diluted	.23	.21	(.12)

Recent Accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123R. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123R will be effective only for annual reporting periods beginning on or after June 15, 2005.

The Company is required to adopt SFAS 123R on January 1, 2006 and under the modified-prospective transition method, the adoption is expected to materially increase stock compensation expense and decrease earnings. Accordingly, in fiscal 2006, total stock-based compensation expense from stock options using the fair value provisions of SFAS 123R, is estimated to be approximately $800

Notes to the Consolidated Financial Statements (Continued)

3.   Summary of Significant Accounting Policies (Continued)

thousand. In order to develop the fiscal 2006 stock-based compensation expense estimate, we utilized assumptions on items such as projected option grants and expected life and volatility, which were similar to the amounts in fiscal 2005. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

4.   Inventories

Inventories consist primarily of finished goods relating to legacy video conferencing hardware equipment Historically, as a designer, developer and manufacturer of videoconferencing hardware solutions, Ezenia was exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Ezenia has previously provided for excess and obsolescence reserve for 100% of its inventory due to the continued decline in demand relating to the legacy videoconferencing product line. During each of the three years in the period ended December 31, 2005 Ezenia was able to realize sales of its legacy videoconferencing hardware products. The cost of these product sales was offset by adjustments to reduce the related inventory reserves. At December 31, 2005 and 2004, our net inventory reserves are approximately $4.5 million.

5.   Equipment and Improvements

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term. Ezenia made no purchases of equipment or improvements in the year ended December 31, 2003. For the years ended December 31, 2005 and December 31, 2004, we had the following activity net of depreciation:

	2005	2004
	(in thousands)
Computer equipment and purchased software	$172	$65
Office equipment	38	26
Furniture and fixtures	25	2
Leasehold improvements	64	—
Total equipment and improvements	$299	$93
Less: accumulated depreciation	(52)	(8)
Total equipment and improvements, net	$247	$85

Notes to the Consolidated Financial Statements (Continued)

5.   Equipment and Improvements (Continued)

Depreciation expense for the years ended December 31, 2005 and 2004 was $44 thousand and $8 thousand, respectively.

6.   Income taxes

The provision (benefit) for income taxes is as follows:

	Year ended December 31
	2005	2004	2003
	(In thousands)
Current:
Federal	$45	$(608)	$(267)
State	2	—	—
Foreign	—	(819)	—
Total current	$47	$(1,427)	$(267)
Deferred:
Federal	$(107)	$—	$—
State	(31)	—	—
Foreign	—	—	—
Total deferred	$(138)	$—	$—
Total income tax benefit	$(91)	$(1,427)	$(267)

The amount reported as current income tax benefit in 2005 is comprised of current income tax expense of approximately $47 thousand in estimated federal alternative minimum tax expense and state income tax expense and, a deferred tax benefit of approximately $138 thousand associated with the release of a portion of the Company’s valuation allowance. The amount reported as income tax benefit in 2004 is the result of an $819 thousand net settlement reached with the ITC and a $608 thousand refund received in connection with the 2002 carry back of net operating losses incurred in 2001. The amount reported as income tax benefit in 2003 is the result of the reversal of tax reserves recorded in prior years.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate at December 31 for the years ended 2005, 2004, and 2003 is as follows:

	Year ended December 31
	2005	2004	2003
	(In thousands)
Federal income tax at federal statutory tax rate	$1,262	$597	$(373)
State taxes, net of federal benefit	266	105	—
Research and development and other tax credits	45	708	—
Change in valuation allowance	(773)	1,259	1,038
Prior year refunds and reversal of reserves	—	(1,427)	(267)
Utilization of net operating loss	(688)	—	—
Permanent differences and other	(203)	(151)	(665)
Total income tax expense (benefit)	$(91)	$(1,427)	$(267)

Notes to the Consolidated Financial Statements (Continued)

6.   Income taxes (Continued)

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually or in the aggregate, is expected to have a significant effect on Ezenia’s income tax liability. The Company is continuing to evaluate the Act and does not expect to complete this evaluation until after Congress and the Treasury Department provide guidance clarifying certain provisions.

The Company’s deferred tax assets consist of the following:

	2005	2004
(In thousands)
Net operating loss carryforwards	$21,239	$21,927
Purchased intangibles	5,389	6,013
Tax credit carryforwards	3,077	3,342
Reserves, accruals and allowances	2,422	2,156
Total gross deferred tax asset	32,115	33,287
Valuation allowance	(31,977)	(33,438)
Net deferred tax asset	$138	$—

At December 31, 2005, Ezenia had domestic federal net operating loss carryforwards of approximately $53.1 million available to reduce future taxable income, which expire at various dates beginning in 2020 through 2025. Ezenia also has federal research and development tax credit carryforwards of approximately $2.4 million available to reduce future tax liabilities. Ezenia has state net operating loss carryforwards of approximately $53.2 million as of December 31, 2005 available to reduce state future taxable income, which expire at various dates beginning in 2005 through 2010. Ezenia also has state research and development tax credit carryforwards of approximately $918 thousand as of December 31, 2005.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which may be utilized annually to offset future taxable income and taxes payable.

As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards, research and experimentation credit carryforwards, capitalized start up expenditures, purchased intangibles, and research and development expenditures amortizable over sixty months. Management has determined at this time that it is more likely than not that the Company will recognize a portion of the benefits of its federal and state deferred tax assets. Accordingly, in 2005 a provision for current income tax of approximately $47 thousand relating primarily to federal alternative minimum taxes was recorded, which was offset by the release of a valuation allowance of approximately $138 thousand in the fourth quarter. As a result, a valuation allowance of approximately $31.9 million has been established at December 31, 2005, resulting in a net deferred tax asset of approximately $138 thousand. The amount of the deferred tax asset considered realizable could be reduced or increased in the near term if estimates of future taxable income during the carryforward period change.

Notes to the Consolidated Financial Statements (Continued)

6.   Income taxes (Continued)

Restatement of 2004 and 2003 deferred tax items:

In connection with the Company’s review of income tax returns previously filed in relation to our disclosures relative to certain temporary differences we have restated certain of the deferred tax asset amounts and corresponding valuation allowance from our previously filed Form 10-K’s for the years ended December 31, 2004 and 2003, respectively.  While the adjustments individually are material to our tax disclosures there was no impact to our balance sheet, statement of operations, stockholders equity or cash flows.  Accordingly, the following represents the restated amounts as compared to amounts previously disclosed in our prior Form 10-K.

The Company’s deferred tax assets are comprised of the following:

			2004	2003
	2004	2003	(as originally	(as originally
	(as restated)	(as restated)	reported)	reported)
Net operating loss carryforwards	$21,927	$21,363	$21,400	$18,512
Purchased intangibles	6,013	6,162	6,013	5,903
Research and development and other credits	3,342	3,718	3,718	5,166
Accruals and allowances not currently deductible for tax purposes	2,156	3,138	2,156	1,425
Depreciation and other	—	316	—	316
	33,438	34,697	33,287	31,322
Valuation allowance	(33,438)	(34,697)	(33,287)	(31,322)
Total deferred tax assets	$—	$—	$—	$—

The restatements in 2003 were primarily related to a $2,851 thousand understatement of state net operating loss carryforwards, an understatement of cumulative temporary differences related to purchased intangibles of $259 thousand and of various reserves, accruals and allowances of $1,713 thousand offset by an overstatement of tax credit carryforwards of $1,448 thousand.  The 2004 restatements relate primarily to a $527 thousand understatement of federal net operating losses offset by a $376 thousand overstatement of tax credit carryforwards.

As a result of these restatements to the aforementioned deferred tax items a restated reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate for the years 2004 and 2003 is as follows:

			2004	2003
	2004	2003	(as originally	(as originally
	(as restated)	(as restated)	reported)	reported)
Federal income tax at federal statutory tax rate	$597	$(373)	$597	$(373)
State income taxes, net of federal benefit	105	—	105	—
Research and development and other tax credits	708	—	708	—
Change in valuation allowance	(1,259)	1,038	1,965	1,038
Prior year refunds and reversal of reserves	(1,427)	(267)	(1,427)	(267)
Adjustment of prior year	—	—	(4,127)	—
Other	(151)	(665)	752	(665)
	$(1,427)	$(267)	$(1,427)	$(267)

Notes to the Consolidated Financial Statements (Continued)

7.   Other Income

Ezenia had previously settled a patent infringement suit against Accord in the United States District Court for the District of Massachusetts. The settlement agreement, provided, among other things, that Ezenia receive $6.5 million in return for a covenant not to sue with respect to the patents that were the subject of the litigation. Ezenia received the payment in 2000, net of foreign tax withholding of $975 housand, pending a resolution of certain tax matters related to the settlement with the tax authorities in Israel. In April 2004, Ezenia reached a settlement agreement with the Israel Tax Commission (ITC), resulting in the receipt by Ezenia of cash proceeds related to the disputed amount, net of interest earned, tax withholding, and settlement fees of approximately $179 thousand.

8.   Commitments and Contingencies

Ezenia’s contractual obligations relate primarily to its facilities leases and a contractual purchase commitment. In 2005, Ezenia moved its headquarters facility from Burlington, Massachusetts to Nashua, New Hampshire and incurred a $170 thousand lease termination fee. The primary facility in Nashua, New Hampshire is leased under an operating lease, which expires in June 2010. We also have three other leases for office space in the United States, located in Colorado Springs, Colorado, Sterling, Virginia, and Alexandria, Virginia for sales, development and technical support operations. On February 28, 2005 we entered into a new five year operating lease to move our Alexandria, Virginia sales and service office to a new facility in Sterling, Virginia. At the same time, we entered into a sublease agreement to lease our Alexandria, Virginia facility for the remaining 14 months of our lease term. As a result of the move, we will lower our overall facility costs in Virginia. These leases expire at various dates through November 2011. Rent expense was approximately $199 thousand, $278 thousand, and $361 thousand in 2005, 2004 and 2003, respectively.

The following table summarizes our outstanding contractual obligations:

	2006	2007-2009	2010-2011	Total
	(in thousands)
Operating leases	$153	$536	$225	$914
Purchase commitments	2,750	—	—	2,750
Total contractual obligations	$2,903	$536	$225	$3,664

Purchase commitments represent obligations under agreements, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts of goods or services at fixed or minimum prices. If order bookings are less than expected in 2006, it is possible that we will be unable to meet our minimum purchase commitment resulting in a possible material adjustment later in the year.

Ezenia is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business. Currently we are not a defendant in any claims or suits.  As of December 31, 2004, Ezenia had reserved approximately $160 thousand for potential liabilities that we expected to incur as a result of lawsuits filed during the fourth quarter of 2004. During the quarter ended June 30, 2005, we resolved these suits for approximately $15 thousand and therefore reversed the excess accrual of approximately $145 thousand, which is included as a credit in general and administrative expense as a change in estimate.

Notes to the Consolidated Financial Statements (Continued)

9.   Stockholders Equity

The Company has authorized 2,000,000 shares of undesignated Preferred Stock. Each series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors.

In connection with the Company’s prior acquisition of the IWS business unit we issued 400,000 shares of our common stock of which 290,000 of those shares were subject to a put right by the seller of the IWS business unit. Such common stock subject to the put right was reported as temporary equity. In July 2003, in connection with an amendment to a software development agreement, the seller agreed to estimate its put right and, accordingly, the $2.9 million value associated with the 290,000 shares of common stock that was no longer subject to the put option, was credited to stockholders equity.

10.   Benefit Plans

Stock option plans

The Company’s Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”) provided for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, for up to 6,090,541 shares to officers, employees and consultants. The 1991 Plan terminated on March 31, 2001, and no further options have been granted under the 1991 Plan subsequent to that date. At December 31, 2005, there were 655,252 shares of common stock reserved to be issued upon exercise of outstanding options granted under the 1991 Plan.

The 2001 Stock Incentive Plan was approved and adopted by the Board of Directors on April 11, 2001 (the “2001 Stock Incentive Plan”). The 2001 Stock Incentive Plan provided for the sale or award of common stock, or the grant of non-qualified stock options for the purchase of common stock, for up to 5,000,000 shares to officers, directors, employees and consultants of the Company. Vesting of options granted under the 2001 Stock Incentive Plan accelerates upon change of control or acquisition as defined in the 2001 Stock Incentive Plan. The 2001 Stock Incentive Plan terminated on December 31, 2004 and no further options have been granted under the 2001 Stock Incentive Plan subsequent to this date.  At December 31, 2005, there were 239,437 shares of common stock reserved to be issued upon exercise of outstanding options granted under the 2001 Stock Incentive Plan.

The 2004 Stock Incentive Plan was approved and adopted by the Board of Directors on December 31, 2004 (the “2004 Stock Incentive Plan”). The 2004 Stock Incentive Plan provides for the sale or award of common stock or the grant of non-qualified stock options for the purchase of common stock, for up to 7,500,000 shares to officers, directors, employees and consultants of the Company. The Board of Directors administers the 2004 Stock Incentive Plan, and the terms of grants and awards made pursuant to the 2004 Stock Incentive Plan. Vesting of options granted under the 2004 Stock Incentive Plan accelerates upon change of control or acquisition as defined in the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan will terminate on December 31, 2014. At December 31, 2005, there were 916,950 shares of common stock reserved to be issued upon exercise of outstanding options granted under the 2004 Stock Incentive Plan.

1994 Non-employee director stock option plan

In April 1995, the Board of Directors and shareholders approved the Director Plan, which was amended by the Board of Directors on June 5, 2002 (the “Director Plan”). The Director Plan provided that the Board of Directors, at its discretion, was permitted to grant options to non-employee directors,

Notes to the Consolidated Financial Statements (Continued)

10.   Benefit Plans (Continued)

subject to terms and conditions as determined by the Board of Directors. The Director Plan terminated on November 9, 2004, and no further options have been granted under the Director Plan subsequent to that date. At December 31, 2005, there were 34,000 shares of common stock reserved to be issued upon exercise of outstanding options granted under the Director Plan.

A summary of option activity under the 2004 Stock Incentive Plan, 2001 Stock Incentive Plan, the 1991 Plan and the Director Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	2,084,327	$4.66
Granted	770,250	0.19
Terminated	(981,125)	3.76
Exercised	(66,750)	0.15
Outstanding at December 31, 2003	1,806,702	$3.29
Granted	337,750	0.53
Terminated	(220,450)	1.07
Exercised	(485,781)	0.22
Outstanding at December 31, 2004	1,438,221	$4.02
Granted	1,045,200	1.44
Terminated	(271,388)	1.10
Exercised	(366,394)	0 .71
Outstanding at December 31, 2005	1,845,639	$3.65

Related information for options outstanding and exercisable as of December 31, 2005 under these option plans is as follows:

Range of exercise prices	Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$0.11-$0.97	871,437	8.49	$0.79	123,534	$0.33
1.02-1.92	91,950	8.91	1.61	16,750	1.48
2.10-2.74	234,500	9.66	2.41	7,000	2.74
3.63-4.50	12,252	4.48	4.36	12,252	4.36
7.81-9.13	635,500	3.39	8.33	635,500	8.33
	1,845,639	6.88	3.65	795,036	6.83

Employee stock purchase plan

The Company’s 1995 Employee Stock Purchase Plan (the “1995 Employee Stock Purchase Plan”) as amended on May 30, 2001 and further amended on January 24, 2005, provides eligible employees the right to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee’s compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 900,000 shares of common stock have been reserved for

Notes to the Consolidated Financial Statements (Continued)

10.   Benefit Plans (Continued)

issuance under the 1995 Employee Stock Purchase Plan. Pursuant to the terms of the 1995 Employee Stock Purchase Plan, no options under the 1995 Employee Stock Purchase Plan can be issued after January 31, 2005 and, as such, the 1995 Employee Stock Purchase Plan is now terminated. In fiscal year 2005, 35,394 shares of common stock were issued at the grant date fair value of $0.85 per share under the 1995 Employee Stock Purchase Plan. No shares were issued under the 1995 Employee Stock Purchase Plan during fiscal year 2004, 2003, and 2002.

Savings plan

The Company sponsors a savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Contributions from the Company are made at the discretion of the Board of Directors and approximated $22,000, $18,000, and $30,000 in 2005, 2004, and 2003, respectively.

11.   Quarterly financial information (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2005
Revenue	$3,142	$3,273	$3,281	$3,479
Gross profit	2,045	2,143	2,199	2,308
Income from operations	668	885	986	972
Net income	$705	$929	$1,042	$1,127
Net income per share:
Basic	$.05	$.06	$.07	$.08
Diluted	$.05	$.06	$.07	$.07
2004
Revenue	$2,625	$2,486	$2,498	$2,782
Gross profit	1,578	1,606	1,622	2,004
Income from operations	406	387	422	592
Net income	$409	$1,103	$427	$1,244
Net income per share:
Basic	$.03	$.08	$.03	$.09
Diluted	$.03	$.08	$.03	$.08

12.   Subsequent events

On February 7, 2006, Ezenia entered into an agreement amending its operating lease for its sales and service facility located in Colorado Springs, Colorado. Under the agreement, an additional 2,010 square feet of space was added to the premises and the term of the lease was extended an additional five years.

On February 17, 2006, Ezenia received a favorable ruling on its Motion for Summary Judgment on two claims brought against Datacraft Mexico, S.A. (“Datacraft”) for breach of contract. The claims stem from a balance due of approximately $276 thousand for the delivery of goods to Datacraft in 2002 and 2003. The Company expects, as a result of this ruling, to have these claims settled in 2006.

ITEM 9A.        CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the Company’s management, under the supervision and with the participation of the person currently acting as both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned, “Proposal No. 1—Election of Directors” and “Section 16(a)—Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 24, 2006. Such information is incorporated herein by reference.

The Company has adopted, ratified and approved a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s employees, including its executive officer, and directors. The Company shall also provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o Investor Relations, 14 Celina Ave, Suite 17-18, Nashua, New Hampshire 03063.

ITEM 11.         EXECUTIVE COMPENSATION

The information required with respect to this item may be found in the sections captioned “Executive Compensation and Other Information Concerning Directors and Executive Officers” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 24, 2006. Such information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information found in the section captioned, “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 24, 2006 is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 about the Company’s equity compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,606,202	(1)	$4.14	6,583,050 (2)
Equity compensation plans not approved by security holders	239,437	(3)	$0.36	—
Total	1,845,639		$3.65	6,583,050

(1)          Includes 655,252 shares of common stock to be issued upon exercise of outstanding options under the Amended and Restated 1991 Stock Incentive Plan, 34,000 shares of common stock to be issued upon exercise of outstanding options under the 1994 Non-Employee Director Option Plan, and 916,950 shares of common stock to be issued upon exercise of outstanding options under the 2004 Stock Incentive Plan.

(2)          Includes 6,583,050 shares of common stock remaining available for future issuance under the 2004 Stock Incentive Plan. The Amended and Restated 1991 Stock Incentive Plan terminated on March 31, 2001, the 1994 Non Employee Director Option Plan terminated on November 9, 2004, and the 1995 Employee Stock Purchase Plan terminated on January 31, 2005, and no additional options may be granted under these plans.

(3)          Represents shares of common stock to be issued upon exercise of outstanding options under the 2001 Stock Incentive Plan. The 2001 Stock Incentive Plan terminated on December 31, 2004, and no additional options may be granted under this plan.

A description of the Stock Incentive Plans is included in Note 10 to the Company’s Consolidated Financial Statements set forth herein.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required with respect to this item may be found in the section captioned, “Certain Transactions” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 24, 2006. Such information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required with respect to this item may be found in the section captioned, “Principal Accountant Fees and Services” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 24, 2006. Such information is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         Documents Filed as Part of Form 10-K

1.                 Consolidated Financial Statements.

The following consolidated financial statements and supplementary data are included in Part II-Item 8 filed as part of this report:

•       Report of Independent Registered Public Accounting Firm

•       Consolidated Balance Sheets as of December 31, 2005 and 2004

•       Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

•       Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

•       Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

3.                 List of Exhibits.

Exhibit Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(9)	2004 Stock Incentive Plan.
10.15(1)	License Agreement dated January 2, 1995 between the Registrant and Datapoint
Corporation.
10.16(1)	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.19(3)+	Employment Agreement dated January 22, 1998 between the Registrant and
Khoa D. Nguyen.
10.20(4)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended.
10.21(a)(5)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the
Registrant and General Dynamics Government Systems Corporation.
10.21(b)(8)	Agreement and Release dated as of December 31, 2002 by and between the
Registrant and General Dynamics Government Systems Corporation.
10.22(6)+	2001 Stock Incentive Plan of the Registrant.
10.23(7)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and
Tandberg Telecom AS.

10.24(7)	License Agreement dated as of August 1, 2002 between the Registrant and
Telecom AS.
10.25(7)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor
Tandberg Telecom AS.
10.26(7)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg
Telecom AS.
10.27(7)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant
Tandberg Telecom AS.
10.28(10)	First Amended and Restated Software Distribution License Agreement dated
January 1, 2005 by and between Microsoft Corporation and Ezenia! Inc.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Brown & Brown, LLP.
31.1	Consent of the Company’s Chief Executive Officer and Chief Financial Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

+                Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.

(1)          Incorporated by reference from the Company’s Registration Statement on Form S-1.

(2)          Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

(3)          Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

(4)          Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

(5)          Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001.

(6)          Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.

(7)          Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002.

(8)          Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

(9)          Incorporated by reference from the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2004.

(10)   Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZENIA! INC.
/s/ KHOA D. NGUYEN
Khoa D. Nguyen
Chairman, Chief Executive Officer, President and
Chief Financial Officer
(Principal Financial and Accounting Officer,
Authorized Officer)
Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KHOA D. NGUYEN	Chairman, Chief Executive Officer,	March 31, 2006
Khoa D. Nguyen	President and Chief Financial Officer (Principal Financial and Accounting Officer, Authorized Officer)
/s/ RONALD L. BRELAND	Director	March 31, 2006
Ronald L. Breland
/s/ GERALD P. CARMEN	Director	March 31, 2006
Gerald P. Carmen
/s/ THOMAS G. MCINERNEY	Director	March 31, 2006
Thomas G. McInerney
/s/ JOHN A. MCMULLEN	Director	March 31, 2006
John A. McMullen
/s/ JOHN F. STEWART	Director	March 31, 2006
John F. Stewart

EZENIA! INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A—Description	Column B	Column C - Additions		Column D	Column E
Accounts Receivable Allowances	Balance At Beginning Of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions— Uncollectible Accounts Written-off	Balance at End of Period
Year Ended December 31, 2005	$370,696	(50,000)	25,000	(6,450)	$339,246
Year Ended December 31, 2004	$1,068,262	(110,000)	—	(587,566)	$370,696
Year Ended December 31, 2003	$1,096,009	(50,000)	276,589	(254,336)	$1,068,262

Exhibit Index

Exhibit Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(9)	2004 Stock Incentive Plan.
10.15(1)	License Agreement dated January 2, 1995 between the Registrant and Datapoint
Corporation.
10.16(1)	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.19(3)+	Employment Agreement dated January 22, 1998 between the Registrant and
Khoa D. Nguyen.
10.20(4)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended.
10.21(a)(5)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the
Registrant and General Dynamics Government Systems Corporation.
10.21(b)(8)	Agreement and Release dated as of December 31, 2002 by and between the
Registrant and General Dynamics Government Systems Corporation.
10.22(6)+	2001 Stock Incentive Plan of the Registrant.
10.23(7)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and
Tandberg Telecom AS.
10.24(7)	License Agreement dated as of August 1, 2002 between the Registrant and
Telecom AS.
10.25(7)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor
Tandberg Telecom AS.
10.26(7)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg
Telecom AS.
10.27(7)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant
Tandberg Telecom AS.
10.28(10)	First Amended and Restated Software Distribution License Agreement dated
January 1, 2005 by and between Microsoft Corporation and Ezenia! Inc.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Brown & Brown, LLP.
31.1	Consent of the Company’s Chief Executive Officer and Chief Financial Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

+                Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.

(1)          Incorporated by reference from the Company’s Registration Statement on Form S-1.

(2)          Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

(3)          Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

(4)          Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

(5)          Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001.

(6)          Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.

(7)          Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002.

(8)          Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

(9)          Incorporated by reference from the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2004.

(10)   Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2005.