Form 10-K/A
period 2005-12-31
EZENIA INC
filed 2006-04-11
CIK 943894

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006 to correct a clerical error in Note 6 (Income Taxes) to our Consolidated Financial Statements in two tables within the disclosure as revised herein. Except as set forth herein, there have been no other changes to the Form 10-K as originally filed.

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

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate at December 31 for the years ended 2005, 2004, and 2003 is as follows:

	Year ended December 31
	2005	2004	2003
	(In thousands)
Federal income tax at federal statutory tax rate	$1,262	$597	$(373)
State taxes, net of federal benefit	266	105	—
Research and development and other tax credits	45	708	—
Change in valuation allowance	(773)	(1,259)	1,038
Prior year refunds and reversal of reserves	—	(1,427)	(267)
Utilization of net operating loss	(688)	—	—
Permanent differences and other	(203)	(151)	(665)
Total income tax expense (benefit)	$(91)	$(1,427)	$(267)

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

The Company’s deferred tax assets consist of the following:

	2005	2004
(In thousands)
Net operating loss carryforwards	$21,239	$21,927
Purchased intangibles	5,389	6,013
Tax credit carryforwards	3,077	3,342
Reserves, accruals and allowances	2,422	2,156
Depreciation and amortization	(12)	—
Total gross deferred tax asset	32,115	33,438
Valuation allowance	(31,977)	(33,438)
Net deferred tax asset	$138	$—

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
Date: April 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KHOA D. NGUYEN	Chairman, Chief Executive Officer,	April 10, 2006
Khoa D. Nguyen	President and Chief Financial Officer (Principal Financial and Accounting Officer, Authorized Officer)
/s/ RONALD L. BRELAND	Director	April 10, 2006
Ronald L. Breland
/s/ GERALD P. CARMEN	Director	April 10, 2006
Gerald P. Carmen
/s/ THOMAS G. MCINERNEY	Director	April 10, 2006
Thomas G. McInerney
/s/ JOHN A. MCMULLEN	Director	April 10, 2006
John A. McMullen
/s/ JOHN F. STEWART	Director	April 10, 2006
John F. Stewart

Exhibit Index

Exhibit Number	Description of Exhibit
23.2	Consent of Brown & Brown, LLP
31.1	Consent of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.