Form 10-Q
period 2006-03-31
EZENIA INC
filed 2006-05-15
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2006

Commission File Number 0-25882

EZENIA! INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3114212
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

14 Celina Avenue, Suite 17-18, Nashua, NH 03063

(Address of principal executive offices, including Zip Code)

(781) 505-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer  ☐         Accelerated filer   ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2006 was 14,638,421.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$10,494	$9,405
Accounts receivable, less allowances of $428 at March 31,2006 and $339 at December 31, 2005	3,041	4,533
Prepaid software licenses	2,222	2,477
Prepaid expenses and other current assets	384	311
Deferred tax assets	462	138
Total current assets	16,603	16,864

Capitalized software	140	—
Equipment and improvements, net	256	247
Total assets	$16,999	$17,111

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$200	$1,593
Accrued expenses	218	415
Employee compensation and benefits	77	46
Deferred revenue	7,107	7,125
Total current liabilities	7,602	9,179

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,283,859 issued and 14,623,422 outstanding at March 31, 2006; 15,248,386 issued and 14,587,949 outstanding at December 31, 2005	153	152
Capital in excess of par value	64,021	63,930
Accumulated deficit	(51,916)	(53,289)
Treasury stock at cost, 660,437 shares at March 31, 2006 and December 31, 2005	(2,861)	(2,861)
Total stockholders’ equity	9,397	7,932
Total liabilities and stockholders’ equity	$16,999	$17,111

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues
Product revenue	$3,170	$2,949
Product development revenue	472	118
Service revenue	29	75
	3,671	3,142
Cost of revenues
Cost of product revenue	1,017	1,037
Cost of product development revenue	172	41
Cost of service revenue	5	19
	1,194	1,097

Gross profit	2,477	2,045

Operating expenses
Research and development	325	286
Sales and marketing	362	412
General and administrative	619	539
Depreciation	20	5
Occupancy and other facilities related expenses	98	135
Total operating expenses	1,424	1,377

Income from operations	1,053	668

Interest income, net	75	29
Other income	—	8
Income before income taxes	1,128	705

Income tax benefit	246	—
Net income	$1,374	$705

Earnings per share:
Basic and diluted	$0.09	$0.05

Weighted average shares outstanding:
Basic	14,616,890	14,309,274
Diluted	14,933,847	14,774,656

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net income	$1,374	$705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20	5
Share-based compensation	84	—
Deferred taxes	(324)	—
Changes in operating assets and liabilities:
Accounts receivable	1,492	637
Prepaid software licenses	255	157
Prepaid expenses and other current assets	(73)	(88)
Accounts payable and accrued expenses	(1,560)	(788)
Deferred revenue	(18)	858
Net cash provided by operating activities	1,250	1,486

Investing activities
Purchases of equipment and improvements	(29)	(24)
Capitalized software	(140)	—
Net cash used for investing activities	(169)	(24)

Financing activities
Proceeds from issuance of stock under employee benefit plans	8	41
Net cash provided by financing activities	8	41

Change in cash and cash equivalents	1,089	1,503
Cash and cash equivalents at beginning of period	9,405	5,520
Cash and cash equivalents at end of period	$10,494	$7,023

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Nature of Business and Basis of Presentation

Ezenia! Inc. (“Ezenia” or the “Company”) operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.  Founded in 1991, Ezenia develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users.  Ezenia’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way – voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia Inc. and its wholly owned subsidiaries.  In the opinion of management, these financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2005.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

2.  Revenue recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, consulting, and video products.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (“AICPA”).  Revenue from IWS training, installation, and consulting services are recognized as the services are performed provided there is vendor specific objective evidence (“VSOE”) of fair value which is the price charged when the services are sold separately.  Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104), issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the IWS product according to customer specifications.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customers’ acceptance is recognized upon the customers’ acceptance in accordance with terms of the contract, in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA.  The associated cost recognition with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized.

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

3.  Share-based compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R).  This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the modified grant date fair value of the award and recognize that cost over the period that such services are performed.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25.   The Company adopted SFAS 123R on January 1, 2006 under the modified-prospective transition method.

Prior to adopting SFAS 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS 123.  No stock-based compensation cost was recognized in the statement of income for the three months ended March 31, 2005, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  We have applied the modified prospective method in adopting SFAS 123R.  Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption.  Under the modified prospective method, compensation cost recognized in the three months ended March 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Had we used the fair value method prescribed by SFAS 123R to measure compensation related to stock options and awards to employees in prior periods, pro forma net income and pro forma earnings per share would have been as follows:

	Three Months Ended
	March 31,	March 31,
(in thousands, except for per share data)	2006	2005
Net Income, as reported	$1,374	$705

Add: share-based compensation expense included in reported net income	84	—
Deduct: share-based compensation expense determined under fair value method for all awards	(84)	(52)
Pro forma net income	$1,374	$653

Earnings per share as reported:
Basic	$0.09	$0.05
Diluted	$0.09	$0.05

Earnings per share pro-forma:
Basic	$0.09	$0.05
Diluted	$0.09	$0.04

The Company’s Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”) provided for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, for up to 6,090,541 shares to officers, employees and consultants.  The 1991 Plan terminated on March 31, 2001, and no further options have been granted under the 1991 Plan subsequent to that date.  At March 31, 2006, there were 655,252 shares of common stock reserved to be issued upon exercise of outstanding options granted under the 1991 Plan.

The 2001 Stock Incentive Plan was approved and adopted by the Board of Directors on April 11, 2001 (the “2001 Stock Incentive Plan”). The 2001 Stock Incentive Plan provided for the sale or award of common stock, or the grant of non-qualified stock options for the purchase of common stock, for up to 5,000,000 shares to officers, directors, employees and consultants of the Company.  The 2001 Stock Incentive Plan terminated on December 31, 2004 and no further options have been granted under the 2001 Stock Incentive Plan subsequent to this date.   At March 31, 2006, there were 196,280 shares of common stock reserved to be issued upon exercise of outstanding options granted under the 2001 Stock Incentive Plan.

In April 1995, the Board of Directors and shareholders approved the Director Plan, which was amended by the Board of Directors on June 5, 2002 (the “Director Plan”).  The Director Plan provided that the Board of Directors, at its discretion, was permitted to grant options to non-employee directors, subject to terms and conditions as determined by the Board of Directors.  The Director Plan terminated on November 9, 2004, and no further options have been granted under the Director Plan subsequent to that date.  At March 31, 2006, there were 34,000 shares of common stock reserved to be issued upon exercise of outstanding options granted under the Director Plan.

The 2004 Stock Incentive Plan was approved and adopted by the Board of Directors on December 31, 2004 (the “2004 Stock Incentive Plan”). The 2004 Stock Incentive Plan provides for the sale or award of common stock or the grant of non-qualified stock options for the purchase of common stock, for up to 7,500,000 shares to officers, directors, employees and consultants of the Company. The options granted under the 2004 Stock Incentive Plan generally vest over four years and have terms of ten years.  The 2004 Stock Incentive Plan will terminate on December 31, 2014.  At March 31, 2006, there were 1,461,400 shares of common stock reserved to be issued upon exercise of outstanding options granted and 6,036,850 shares were available for grant under the 2004 Stock Incentive Plan.

A summary of stock option activity under all plans for the quarter ended March 31, 2006 is as follows:

		Weighted Average
	Number	Exercise Price
	Of Shares	Fair Value
Options outstanding, January 1, 2006	1,845,639	$3.66
Granted	550,950	3.29
Exercised	(29,657)	0.28
Canceled	(20,000)	0.70
Options outstanding, March 31, 2006	2,346,932	$3.64
Options exercisable, March 31, 2006	938,417	$5.97

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2006 were 7.39 years and $2.5 million, respectively.  The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2006 were 4.69 years and $720 thousand, respectively.

We estimate the fair value of each option award issued under the Plans on the date of grant using a Black-

Scholes based option-pricing model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of our common stock.  We base the expected term of the options on our historical option exercise data with a minimum life expected equal to the vesting period of the option.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of the grant for a term closest to the expected life of the options.

	Three months ended March 31
	2006	2005
Expected volatility	89.11%	154.06%
Risk-free interest rate	4.59%	4.00%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in the first quarter of fiscal years 2006 and 2005 was $2.17 and $0.96 per share, respectively.  We estimated forfeitures related to option grants at an annual rate of 18.47% per year.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.74 years, amounted to $1.4 million at March 31, 2006.

4.  Research and development costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.  During the quarter ended March 31, 2006, we released Version 3.0 of our InfoWorkSpace software product.  In connection with this development effort, a total of $140 thousand of costs were capitalized and will be amortized on a straight-line method over the remaining estimated economic life of the product, which we have determined to be two years.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have generally not been material, and accordingly, were expensed when incurred in these instances.  Research and development costs associated with product development work are deferred until such time as that work can be properly recognized as revenue.

5.  Income taxes

The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.  Deferred tax assets and liabilities are generally determined at the end of each year and based on the future tax consequences that can be attributed to net operating loss and credit carryovers as well as the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  The realization of deferred tax assets is dependant upon the generation of future taxable income.  In determining the valuation allowance, Ezenia considers past performance, expected future taxable income, and qualitative factors which Ezenia considers to be appropriate to be considered in estimating future taxable income.  Ezenia’s forecast of expected future taxable income is for future periods that can be reasonably estimated.  Changes in results that differ materially from our current expectations may cause us to change our judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have previously recorded.

In the first quarter of 2006, as a result of our assessment of future taxable income, we released an additional $759 thousand of valuation allowance against deferred tax assets resulting in a net tax benefit of approximately $246 thousand for the quarter.

6.  Net income per share

The Company reports earnings per share in accordance with the SFAS No. 128, Earnings per Share. Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the quarters ending March 31, 2006 and 2005 are as follows:

	2006	2005
Basic – weighted average shares outstanding	14,616,890	14,309,274
Dilutive impact from outstanding stock options	316,957	465,382
Diluted - weighted average shares outstanding	14,933,847	14,774,656

7.  Commitments and contingencies

Ezenia’s contractual obligations relate primarily to its facilities leases and a contractual purchase commitment.  The primary facility in Nashua, New Hampshire is leased under an operating lease, which expires in June 2010. We also have three other leases for office space in the United States, located in Colorado Springs, Colorado; Sterling, Virginia; and Alexandria, Virginia for sales, development and technical support operations.  These leases expire at various dates through November 2011.  Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts of goods or services at fixed or minimum prices.

Ezenia is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business.  Currently we are not a defendant in any claims or suits.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning our business focus, expansion of our sales, service, engineering and marketing organization, key differentiators in our market, changes in the competitive landscape, future financial results, product development and offerings, revenues from our legacy videoconference products and services, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services; customer acceptance of our InfoWorkSpace version 3.0; our ability to compete in an intensely competitive market; our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change; our dependence on the United States Government as our largest customer; new product introductions and enhancements by competitors; our ability to select and implement appropriate business models, plans and strategies and to execute on them; our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel; the impact of global economic and political conditions on our business; unauthorized use or misappropriation of our intellectual property; as well as the risk factors discussed in Item 1A of Part II herein and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

The growth and acceptance of the IWS product line continued for the quarter ending March 31, 2006 as we recorded our tenth consecutive quarter of profitability.  For the quarter, revenues increased approximately 16.8%, operating income was up approximately 57.6%, and earnings per share were $0.09, up $0.04 per share, when compared to the quarter ending March 31, 2005.  Revenue relating to our IWS product increased approximately 25.3% for the quarter ending March 31, 2006 as compared to the comparable period in 2005.  IWS-related revenue accounted for approximately 99.2% of total revenues. We continued to see a decline in revenue related to our legacy videoconferencing product line as expected.  In addition, we continued to control costs resulting in operating expenses as a percentage of revenue dropping to approximately 38.8% for the quarter ending March 31, 2006, as compared to approximately 43.8% for the quarter ended March 31, 2005.

Our current business focus is to continue to enhance our various collaborative product and service offerings, develop and deploy new products and services, and to expand our sales, service, engineering, and marketing organizations.  This focus is subject to change as the driving influence in our future direction will be based on the needs of our customer base.  The market for multi-media collaboration products is highly competitive and we expect both competition and the overall market, to significantly increase in the future.  In addition, some of our current and potential competitors have longer operating histories and greater financial, technical, sales, and marketing resources.  If we are unable to retain our existing customers in the US government, or we are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt the IWS collaborative software product over alternative technologies marketed by our competitors, our financial results would suffer.  We believe that the key differentiating factors in the market will continue to be breadth of capabilities, demonstrated interoperability, price, performance, network management capabilities, reliability, scalability, customer support, and security.

We plan to continue to enhance existing products and offerings based on our customer requirements, as well as to work on developing new products and services which will expand the opportunities available to us in the overall collaboration market.  In March 2006, the Company released its newest version of InfoWorkSpace, Version 3.0, along with announcing a number of new service offerings.  InfoWorkSpace 3.0 adds and or enhances features which specifically address the key factors above:  interoperability, scalability, multi-level security, enhancements to the user experience, network management, and reliability.  In addition, we currently offer the following services for our products:  IWS User Training, IWS Administrator Training, IWS Installation Training, Installation service, and Daily Consulting service.  Extended maintenance service plans are also available.  Beginning in April 2006, Ezenia began offering On-Line training for the IWS Administrator and IWS User courses.  This training capability will save customers travel time, lost productivity, and unnecessary collateral expenses.  In addition to expanding our training course offerings, we also began providing in April an unprecedented level of support to our customer base with our “Exercise and Deployment Services”, which are targeted to our government customers and allow military or other units or teams preparing for deployment or exercise maneuvers to eliminate the need to tear down, transport, and bring up their own systems, prior to and following these activities.

Results of Operations

Revenue:   Revenue increased 16.8% to approximately $3.7 million for the quarter ended March 31, 2006 from approximately $3.1 million reported for the quarter ended March 31, 2005.   This increase in revenue was principally related to increased sales of the Company’s InfoWorkSpace product line, which includes license, maintenance, consulting, training, and product development revenue. Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product and is generally milestone-based and not recognized until such work is completed and accepted by the customer. InfoWorkSpace product related revenues accounted for approximately 99.2% of total revenues for the quarter ending March 31, 2006, as compared to approximately 97.6% for the same period in 2005.  Revenue from legacy videoconferencing products decreased approximately 61.3% for the period ended March 31 2006, as compared to the same period in 2005.  We expect our legacy videoconferencing products and related services to continue to decline as a percentage of total revenues.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 1% of total revenue for the three month period ended March 31, 2006 as compared to approximately 3% for the same period in 2005.

Gross Profit:  Cost of revenues includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenues was approximately 67.5% for the quarter ended March 31, 2006 as compared to approximately 65.0% for the quarter ended March 31, 2005. The increase in gross profit is primarily attributed to reduced IWS licensing costs offset by a slight decline in margin related to product development revenue from approximately 65.3% for the quarter ended March 31, 2005 to 63.6% for the current quarter.

Research and Development:   Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development. Research and development expenses increased by 13.6% to approximately $325 thousand for the quarter ended March 31, 2006 from approximately $286 thousand for the quarter ended March 31, 2005, due to an increase in headcount related costs, travel, consulting and the adoption of SFAS 123R which added approximately $13 thousand in additional compensation expense.

Sales and Marketing:   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses decreased by 12.1%, to approximately $362 thousand for the quarter ended March 31, 2006 from approximately $412 thousand for the quarter ended March 31, 2005, due to a decrease in employee related compensation costs offset by increases in recruiting expense, and the adoption of SFAS 123R which added approximately $12 thousand in additional compensation expense for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.

General and Administrative:   General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees.  General and administrative expenses increased by 14.8% to approximately $619 thousand for the quarter ended March 31, 2006 as compared to approximately $539 thousand for the quarter ended March 31, 2005, primarily due to increases in headcount-related costs and the adoption of SFAS 123R which added approximately $53 thousand of additional compensation expense offset by decreases in legal and consultant costs.

Occupancy and Other Facilities Related Expenses:   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with the Company’s headquarters facility in Nashua, New Hampshire, and three other sales and development offices in Colorado and Virginia.  Occupancy costs declined by 27.4% to approximately $98 thousand during the three-month period ended March 31, 2006 as compared to approximately $135 thousand for the corresponding period of the previous year.  The decrease in spending was primarily due to a decrease in rent expense associated with the relocation of the headquarters to Nashua, New Hampshire in June 2005, and the relocation of our sales office in February 2005 from Alexandria, Virginia to Sterling, Virginia.  Included also within rent expense for the quarter ended March 31, 2005 was a one-time charge of approximately $12 thousand related to the loss on the sublease of the Alexandria, Virginia facility.

Interest Income, net:  Interest income, net consists of interest income on cash, cash equivalents and marketable securities. Interest income, net, increased to approximately $75 thousand for the three months ended March 31, 2006 from approximately $29 thousand for the period ended March 31, 2005. The increase is due to an increase of cash available for investment during the current quarter as compared to the quarter ended March 31, 2005.

Other Income:   Other income consists primarily of sales of previously written off assets and other miscellaneous non-operating income. There was no other income for the quarter ended March 31, 2006 as compared to approximately $8 thousand for the quarter ended March 31, 2005.

Income Tax Benefit:   The amount reported as current income tax benefit for the quarter ended March 31, 2006 is comprised of current income tax expense of approximately $512 thousand, in both federal and state taxes.  In addition, the amount includes a deferred tax benefit of approximately $759 thousand associated with the release of a portion of our valuation allowance based on our conclusion that a portion of the deferred tax asset would be realized.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of approximately $10.5 million.  We generated profits from operations of approximately $1.1 million for the quarter ended March 31, 2006, and a net profit for the quarter of approximately $1.4 million, as compared with an operating profit and net profit in the quarter ended March 31, 2005 of approximately $668 thousand and $705 thousand, respectively.

We generated cash from operations of approximately $1.3 million for the quarter ended March 31, 2006 compared to approximately $1.5 million for the quarter ended March 31, 2005.  Increases in cash provided by operating activities in the first quarter of 2006 were primarily the result of increases in net income and decreases in accounts receivable and prepaid software licenses, offset by increased uses of working capital attributable to a decrease in accounts payable and accrued expenses and an increase in prepaid expenses and other current assets.  Increases in cash provided by operating activities in the first quarter of 2005 were primarily the result of increases in net income and decreases in accounts receivable, prepaid software licenses, and an increase in deferred revenue offset by increased uses for working capital attributable to a decrease in accounts payable and an increase in prepaid expenses and other current assets.

The Company invested approximately $29 thousand in property and equipment during the first quarter of 2006 compared to approximately $24 thousand during the first quarter of 2005.  The Company also invested approximately $140 thousand in capitalized software costs associated with the release of Version 3.0 of InfoWorkSpace during the current quarter.  The Company has generated cash from financing activities of approximately $8 thousand and $41 thousand during the first quarter of 2006 and 2005 respectively, due to proceeds of sales of the Company’s common stock pursuant to the Company’s various stock plans.

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in June 2010. We also have three other leases for office space in the United States, located in Colorado Springs, Colorado; Sterling, Virginia; and Alexandria, Virginia for sales, development and technical support operations.  In February 2006, we amended our operating lease for our development and technical support operation in Colorado Springs, Colorado whereby we added an additional 2,010 of square feet to the premises and extended the lease for an additional five years.  These leases expire at various dates through November 2011.

In February 2005 we entered into a new agreement with Microsoft to extend an existing software distribution license agreement.  Under the agreement, we are required to purchase a minimum of approximately $2.8 million of product during fiscal year 2006.

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

Operating costs were in line with our expectations for the quarter ended March 31, 2006.  Operating costs increased by approximately $47 thousand but decreased as a percentage of revenue to 38.8% from 43.8% for the quarter ended March 31, 2006 as compared to the same quarter for fiscal 2005.  We remain committed to making the necessary investments in building and expanding our infrastructure in fiscal 2006.

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

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.                     Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2006, the Company’s management, under the supervision and with the participation of both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Liquidity and history of losses.   As further described under Liquidity and Capital Resources, management believes due to the growth and acceptance of our IWS product, the expected growth of Internet-based collaboration products in general, and our successive quarters of profitability and continued vigilance on cost control, that our cash and available resources will enable us to continue as a viable entity. There can be no assurances that we can achieve our goal of showing consistent quarterly revenue and profit growth.

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

Competition.  The market for multimedia collaboration products is highly competitive. Ezenia expects competition to increase significantly in the future, as the market for similar products is expected to significantly expand.  A number of companies have introduced or announced their intention to introduce products that could be competitive with Ezenia’s products, and the rapidly evolving nature of the markets in which Ezenia competes may attract other new entrants, as they perceive opportunities. Some of Ezenia’s current and potential competitors have longer operating histories and greater financial, technical, sales, and marketing resources.  If we are unable to retain our existing customers in the US government, or were unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt the IWS collaborative software product over alternative technologies marketed by our competitors, our financial results would suffer.

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

Retention of key employees.  Ezenia’s success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing, and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, Ezenia’s Chief Executive Officer.  Ezenia does not carry a key-man life insurance on any of its employees, including Mr. Nguyen.  Ezenia does not have employment contracts with its key personnel other than Mr. Nguyen. Ezenia believes that its future success will depend in large part upon its ability to attract and retain such key employees.

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

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

31.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2	Certificate of Roger N. Tuttle, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certificate of Roger N. Tuttle, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.

(Registrant)

Date: May 15, 2006	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Roger N. Tuttle
Roger N. Tuttle
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)