Form 10-Q
period 2006-06-30
EZENIA INC
filed 2006-08-11
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer   ☐     Accelerated Filer   ☐     Non-Accelerated Filer   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2006 was 14,644,657.

EZENIA! INC.
INDEX

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, Launchpad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share related data)
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$11,250	$9,405
Accounts receivable, less allowances of $428 at June 30, 2006 and $339 at December 31, 2005	1,985	4,533
Prepaid software licenses	2,661	2,477
Prepaid expenses and other current assets	208	311
Deferred tax assets	450	138
Total current assets	16,554	16,864
Capitalized software, net	122	—
Equipment and improvements, net	314	247
Total assets	$16,990	$17,111
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	641	1,593
Accrued expenses	139	415
Employee compensation and benefits	127	46
Deferred revenue	5,594	7,125
Total current liabilities	6,501	9,179
Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,305,094 issued and 14,644,657 outstanding at June 30, 2006; 15,248,386 issued and 14,587,949 outstanding at December 31, 2005	153	152
Capital in excess of par value	64,133	63,930
Accumulated deficit	(50,936)	(53,289)
Treasury stock at cost, 660,437 shares at June 30, 2006 and December 31, 2005	(2,861)	(2,861)
	10,489	7,932
Total liabilities and stockholders’ equity	$16,990	$17,111

See accompanying notes.

EZENIA! INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share and per share related data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Product revenue	$2,973	$2,829	$6,143	$5,778
Product development revenue	556	359	1,028	477
Service revenue	28	85	57	160
	3,557	3,273	7,228	6,415
Cost of revenues
Cost of product revenue	959	923	1,976	1,960
Cost of product development revenue	186	189	358	230
Cost of service revenue	5	18	10	37
	1,150	1,130	2,344	2,227
Gross profit	2,407	2,143	4,884	4,188
Operating expenses
Research and development	437	228	762	514
Sales and marketing	295	332	657	744
General and administrative	600	396	1,219	935
Occupancy and other facilities related expenses	102	294	200	429
Depreciation	24	8	44	13
Total operating expenses	1,458	1,258	2,882	2,635
Income from operations	949	885	2,002	1,553

Interest income, net	107	42	182	71
Other income	—	2	—	10
	107	44	182	81
Income before income taxes	1,056	929	2,184	1,634
Income tax expense (benefit)	77	—	(169)	—
Net income	$979	$929	$2,353	$1,634
Basic and diluted net earnings per share:
Basic and diluted	$0.07	$0.06	$0.16	$0.11
Weighted average common shares:
Basic	14,638,705	14,505,668	14,627,858	14,407,338
Diluted	14,954,359	15,218,945	14,944,313	15,027,213

 See accompanying notes.

EZENIA! INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net income	$2,353	$1,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44	13
Amortization of capitalized software	18	—
Share-based compensation	192	—
Deferred taxes	(312)	—
Bad debt expense (recovery)	—	(20)
Recovery on legal settlement	—	(145)
Changes in operating assets and liabilities:
Accounts receivable	2,548	2,314
Prepaid software licenses	(184)	760
Prepaid expenses and other current assets	103	(6)
Accounts payable and accrued expenses	(1,147)	(825)
Deferred revenue	(1,531)	(1,108)
Net cash provided by operating activities	2,084	2,617
Investing activities
Purchases of equipment and improvements	(111)	(135)
Capitalized software	(140)	—
Net cash used for investing activities	(251)	(135)
Financing activities
Proceeds from exercise of employee stock options	12	234
Net cash provided by financing activities	12	234

Change in cash and cash equivalents	1,845	2,716
Cash and cash equivalents at beginning of period	9,405	5,520
Cash and cash equivalents at end of period	$11,250	$8,236

See accompanying notes.

EZENIA! INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Nature of Business and Basis of Presentation

Ezenia! Inc. (“Ezenia” or the “Company”) operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and government networks and eBusiness.  Founded in 1991, Ezenia develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users.  Ezenia’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia Inc. and its wholly owned subsidiaries.  In the opinion of management, these financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

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

3.     Share-based compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R).  This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognize that cost over the period that such services are performed.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25.   The Company adopted SFAS 123R on January 1, 2006 under the modified-prospective transition method.

Prior to adopting SFAS 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS 123.  No stock-based compensation cost was recognized in the statement of income for the three and six months ended June 30, 2005, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  We have applied the modified prospective method in adopting SFAS 123R.  Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption.  Under the modified prospective method, compensation cost recognized in the three and six months ended June 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The adoption of SFAS 123R had no effect on cash flows for the three or six months ended June 30, 2006.

Had we used the fair value method prescribed by SFAS 123R to measure compensation related to stock options and awards to employees in prior periods, pro forma net income and pro forma earnings per share would have been as follows:

	Three Months Ended	Six Months Ended
(in thousands except for per share information)	June 30, 2005	June 30, 2005
Net income, as reported	$929	$1,634
Deduct: share-based compensation expense determined under fair value method for all awards	(65)	(116)
Pro forma net income	$864	$1,518
Earnings per share as reported:
Basic and diluted	$0.06	$0.11
Earnings per share pro-forma:
Basic	$0.06	$0.11
Diluted	$0.06	$0.10

For the three and six-month periods ended June 30, 2006, the Company recorded share-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2006	June 30, 2006
Cost of revenues	$6	$12
Research and development	18	31
Sales and marketing	18	30
General and administrative	66	119
	$108	$192

The Company’s Amended and Restated 1991 Stock Incentive Plan (the “1991 Stock Incentive Plan”) provided for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, for up to 6,090,541 shares to officers, employees and consultants.  The 1991 Stock Incentive Plan terminated on March 31, 2001, and no further options have been granted under the 1991 Stock Incentive Plan subsequent to that date.  At June 30, 2006, there were 655,252 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 1991 Stock Incentive Plan.

The 2001 Stock Incentive Plan was approved and adopted by the Board of Directors on April 11, 2001 (the “2001 Stock Incentive Plan”). The 2001 Stock Incentive Plan provided for the sale or award of common stock, or the grant of non-qualified stock options for the purchase of common stock, for up to 5,000,000 shares to officers, directors, employees and consultants of the Company.  The 2001 Stock Incentive Plan terminated on December 31, 2004 and no further options have been granted under the 2001 Stock Incentive Plan subsequent to this date.   At June 30, 2006, there were 172,221 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 2001 Stock Incentive Plan.

In April 1995, the Board of Directors and shareholders approved the Director Plan, which was amended by the Board of Directors on June 5, 2002 (the “Director Plan”).  The Director Plan provided that the Board of Directors, at its discretion, was permitted to grant options to non-employee directors, subject to terms and conditions as determined by the Board of Directors.  The Director Plan terminated on November 9, 2004, and no further options have been granted under the Director Plan subsequent to that date.  At June 30, 2006, there were 34,000 shares of common stock reserved to be issued upon exercise of outstanding options granted under the Director Plan.

The 2004 Stock Incentive Plan was approved and adopted by the Board of Directors on December 31, 2004 (the “2004 Stock Incentive Plan”). The 2004 Stock Incentive Plan provides for the sale or award of common stock or the grant of non-qualified stock options for the purchase of common stock, for up to 7,500,000 shares to officers, directors, employees and consultants of the Company. The options granted under the 2004 Stock Incentive Plan generally vest over four years and have contractual terms of ten years.  The 2004 Stock Incentive Plan will terminate on December 31, 2014.  At June 30, 2006, there were 1,581,213 shares of common stock reserved to be issued upon exercise of outstanding options granted and 5,916,724 shares were available for grant under the 2004 Stock Incentive Plan.

A summary of stock option activity under all plans for the six months ended June 30, 2006 is as follows:

		Weighted
	Number	Average
	Of Shares	Exercise Price
Options outstanding, January 1, 2006	1,845,639	$3.66
Granted	550,950	3.29
Exercised	(29,657)	0.28
Canceled	(20,000)	0.70
Options outstanding, March 31, 2006	2,346,932	$3.64
Granted	169,000	3.03
Exercised	(21,235)	.20
Canceled	(52,011)	3.02
Options outstanding, June 30, 2006	2,442,686	$3.64
Options exercisable, June 30, 2006	979,498	$5.78

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2006 were 7.28 years and $1.8 million, respectively.  The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2006 were 4.64 years and $616 thousand, respectively.

We estimate the fair value of each option award issued under the plans on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of our common stock.  We base the expected term of the options on our historical option exercise data with a minimum life expected equal to the vesting period of the option.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of the grant for a term closest to the expected life of the options.

	Six months ended June 30,
	2006	2005
Expected volatility	103.35%-110.66%	153.16%-154.06%
Risk-free interest rate	4.28%-5.22%	4.00%-4.12%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in the second quarter of fiscal years 2006 and 2005 was $2.23 and $1.69 per share, respectively.  For the six month periods ending June 30, 2006 and 2005, the weighted average estimated fair value of options granted was $2.40 and $1.03 per share, respectively.  We estimated forfeitures related to option grants at an annual rate of 19.53% per year.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.61 years, amounted to $1.6 million at June 30, 2006.

The weighted average exercise price of stock options exercised for the three-month and six-month periods ending June 30, 2006 was $0.20 and $0.24, respectively.  The intrinsic value of stock options exercised for the three and six month periods ended June 30, 2006 was $61 thousand and $125 thousand, respectively.

4.     Research and development costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.  During the quarter ended March 31, 2006, we released Version 3.0 of our InfoWorkSpace software product.  In connection with this development effort, a total of $140 thousand of costs were capitalized and are being amortized on a straight-line method over the remaining estimated economic life of the product, which we have determined to be two years.

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

5.     Income taxes

The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.  Deferred tax assets and liabilities are generally determined at the end of each year and based on the future tax consequences that can be attributed to net operating loss and credit carryovers as well as the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  The realization of deferred tax assets is dependent upon the generation of future taxable income.  In determining the valuation allowance, Ezenia considers past performance, expected future taxable income, and qualitative factors which Ezenia considers to be appropriate to be considered in estimating future taxable income.  Ezenia’s forecast of expected future taxable income is for future periods that can be reasonably estimated.  Changes in results that differ materially from our current expectations may cause us to change our judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have previously recorded.

The amount reported as current income taxes for the three and six-month period ended June 30, 2006 is comprised of current federal and state income tax expense of approximately $522 thousand and $1.0 million, respectively, and a deferred tax benefit associated with the release of a portion of our valuation allowance based on our assessment of future taxable income and our conclusion that it is more likely than not that a portion of the deferred tax asset will be realized, of approximately $445 thousand and $1.2 million, respectively.

6.     Net income per share

The Company reports earnings per share in accordance with the SFAS No. 128, Earnings per Share. Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic — weighted average shares outstanding	14,638,705	14,505,668	14,627,858	14,407,338
Dilutive impact from outstanding stock options	315,654	713,277	316,455	619,875
Diluted — weighted average shares outstanding	14,954,359	15,218,945	14,944,313	15,027,213

Outstanding potentially dilutive stock options which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive were 581,485 and 594,555 for the three and six months ended June 30, 2006 and 413,083 and 456,150 for the three and six months ended June 30, 2005.

7.     Commitments and contingencies

Ezenia’s contractual obligations relate primarily to its facilities leases and a contractual purchase commitment.  The primary facility in Nashua, New Hampshire is leased under an operating lease, which expires in June 2010. We also have two other leases for office space in the United States, located in Colorado Springs, Colorado and Sterling, Virginia for sales, development and technical support operations.  These leases expire at various dates through November 2011.  Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts of goods or services at fixed or minimum prices.

Ezenia is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business.  Currently we are not a defendant in any claims or suits.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, expansion of our sales, service, engineering and marketing organization, key differentiators in our market, changes in the competitive landscape, future financial results, product development and offerings, revenues from our legacy videoconference products and services, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our InfoWorkSpace version 3.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the United States Government as our largest customer, new product introductions and enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Item 1A of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

Ezenia! Inc. designs, develops, manufactures, markets and sells conferencing and real-time collaboration solutions for corporate and government networks and eBusiness.  Founded in 1991, Ezenia develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users.  Ezenia’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time.

The growth and acceptance of the IWS product line continued for the quarter ending June 30, 2006 as we recorded our eleventh consecutive quarter of profitability.  We saw an increase of 64% in orders booked for the quarter as compared to the same period of 2005.  We also received the prestigious 2006 Armed Forces Communications and Electronics Association Golden Link award in recognition for our flagship InfoWorkSpace products’ role in the success of the Multinational Experiment 4 (“MNE 4”) exercise.  During the quarter, we continued to make improvements to our infrastructure as we added engineering resources, strengthened our management team, engaged a new audit firm and new legal advisor, as well as adding a new banking relationship.

For the quarter, revenues increased approximately 8.7%, gross margin increased over two percentage points, operating income increased approximately 7.2% and earnings per share was $0.07, representing an increase of $0.01 per share, when compared to the quarter ended June 30, 2005.  Revenue relating to our IWS product increased approximately 11.1% for the quarter ended June 30, 2006 as compared to the comparable period in 2005.  IWS-related revenue accounted for approximately 99.2% of total revenues. We continued to see a decline in revenue related to our legacy videoconferencing product line as expected.  We continued to focus on cost control, although we did see a slight increase in operating expenses as a percentage of revenue, increasing to approximately 41.0% for the quarter ended June 30, 2006, as compared to approximately 38.4% for the quarter ended June 30, 2005. Current quarter numbers reflect the adoption of SFAS 123R which added approximately $108 thousand of additional compensation expense.

On a year-to-date basis, revenues have increased approximately 12.7%, gross margin has increased over 2.2 percentage points, operating income has increased approximately 28.9%, and earnings per share are $0.16, representing an increase of 45.4% or $0.05 per share, when compared to the six-month period ended June 30, 2005.  Operating expenses as a percentage of revenue have decreased to approximately 39.9% from 41.1% for the six-month periods ended June 30, 2006 and 2005, respectively.  For the six month period ended June 30, 2006, the adoption of SFAS 123R has added approximately $192 thousand in additional compensation expense.

Our current business focus is to continue to enhance our various collaborative product and service offerings, develop and deploy new products and services, and expand our sales, service, engineering, and marketing organizations.  This focus is subject to change as the driving influence in our future direction will be based on the needs of our customer base.  The market for multi-media collaboration products is highly competitive and we expect both competition and the overall market to significantly increase in the future.  In addition, some of our current and potential competitors have longer operating histories and greater financial, technical, sales, and marketing resources.  If we are unable to retain our existing customers in the US government, or we are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt the IWS collaborative software product over alternative technologies marketed by our competitors, our financial results would suffer.  We believe that the key differentiating factors in the market will continue to be breadth of capabilities, demonstrated interoperability, price, performance, network management capabilities, reliability, scalability, customer support, and security.

We plan to continue to enhance existing products and offerings based on our customer requirements, as well as to work on developing new products and services which will expand the opportunities available to us in the overall collaboration market.  In March 2006, the Company released its newest version of InfoWorkSpace, Version 3.0, along with announcing a number of new service offerings.  InfoWorkSpace 3.0 adds and/or enhances features which specifically address the key factors above:  interoperability, scalability, multi-level security, enhancements to the user experience, network management, and reliability.  In addition, we currently offer the following services for our products:  IWS User Training, IWS Administrator Training, IWS Installation Training, Installation service, and Daily Consulting service.  Extended maintenance service plans are also available.  Beginning in April 2006, Ezenia began offering On-Line training for the IWS Administrator and IWS User courses.  This training capability is expected to save customers travel time, lost productivity, and unnecessary collateral expenses.  In addition to expanding our training course offerings, we also began providing in April an increased level of support to our customer base with our “Exercise and Deployment Services”, which are targeted to our government customers and allow military or other units or teams preparing for deployment or exercise maneuvers to eliminate the need to tear down, transport, and bring up their own systems, prior to and following these activities.

Results of Operations

Three Months ended June 30, 2006 compared to Three Months ended June 30, 2005

Revenue   Revenue increased to approximately $3.6 million for the quarter ended June 30, 2006, from approximately $3.3 million reported for the quarter ended June 30, 2005.  This increase in revenue was principally related to the Company’s InfoWorkSpace product line, which includes license, maintenance and product development revenue.  Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product and is generally milestone-based and not recognized until such work is completed and accepted by the customer.  InfoWorkSpace product related revenues accounted for approximately 98.9% of total revenues for the quarter ended June 30, 2006, as compared to approximately 96.7% for the same period in 2005.  Revenue from legacy videoconferencing products decreased approximately 64.1% for the three-month period ended June 30, 2006, as compared to the same period in 2005.  The Company expects its legacy videoconferencing products and related services to continue to decline as a percentage of total revenues.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 2% of total revenue for the three months ended June 30, 2006 and 2005.

Gross Profit   Cost of revenues includes material costs, costs of third party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 67.6% for the quarter ended June 30, 2006, as compared to 65.5% for the quarter ended June 30, 2005.  The increase in gross margin is primarily attributed to reduced licensing costs from third party software suppliers as well as an increase in gross margin associated with product development revenue, which increased to approximately 66.5% for the current quarter from approximately 47.5% for the quarter ended June 30, 2005.

Research and Development   Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development.  Research and development expenses increased to approximately $437 thousand for the quarter ended June 30, 2006 from approximately $228 thousand for the quarter ended June 30, 2005. The increase is primarily related to an increase in headcount related costs, travel, consulting and the adoption of SFAS 123R which added approximately $18 thousand in additional compensation expense.

Sales and Marketing   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses decreased to approximately $295 thousand for the quarter ended June 30, 2006 from approximately $332 thousand for the quarter ended June 30, 2005.  The decrease is primarily related to reduced outside consultant and commission costs, offset by an increase in headcount-related costs and the adoption of SFAS 123R which added approximately $18 thousand in additional compensation expense for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005.

General and Administrative   General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, human resources, management information systems, and other administrative functions, and legal and investor relations costs.  General and administrative expenses increased to approximately $600 thousand for the quarter ended June 30, 2006, from approximately $396 thousand for the quarter ended June 30, 2005.  The increase is primarily related to increases in legal costs and professional fees and the adoption of SFAS 123R which added approximately $66 thousand of additional compensation expense, offset by decreases in personnel-related costs and the cost of outside consultants.   During the quarter ended June 30, 2005 we reversed year-end legal accruals associated with the settlement of suits filed against the Company in the fourth quarter of 2004 totaling approximately $145 thousand.

Occupancy and Other Facilities-Related Expenses   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with the Company’s headquarters facility in Nashua, New Hampshire and two other sales and development offices in Colorado and Virginia.    Occupancy costs declined to approximately $102 thousand for the quarter ended June 30, 2006 as compared to approximately $294 thousand for the quarter ended June 30, 2005.   The decrease is primarily due to a $170 thousand lease termination fee associated with the Company’s decision not to renew the lease on its previous Burlington, Massachusetts headquarters facility recognized in the quarter ended June 30, 2005 and a decrease in current quarter rent expense associated with the relocation of the headquarters to Nashua, New Hampshire.

Interest Income, net   Interest income, net consists of interest income on cash, cash equivalents, and marketable securities.  Interest income, net increased to approximately $107 thousand for the three months ended June 30, 2006 from approximately $42 thousand for the quarter ended June 30, 2005.  The increase is due to an increase of cash available for investment during the current quarter as compared to the quarter ended June 30, 2005.

Other Income   Other income consists primarily of sales of previously written off assets and other miscellaneous non-operating income.  There was no other income for the quarter ended June 30, 2006 as compared to approximately $2 thousand for the quarter ended June 30, 2005.

Income Tax Expense   The amount reported as current income tax expense for the quarter ended June 30, 2006 is comprised of current income tax expense of approximately $522 thousand, in both federal and state taxes.  In addition, the amount includes a deferred tax benefit of approximately $445 thousand associated with the release of a portion of our valuation allowance based on our conclusion that it is more likely than not that a portion of the deferred tax asset will be realized.

Six Months ended June 30, 2006 compared to Six Months ended June 30, 2005

Revenue   Revenue increased 12.7% to approximately $7.2 million for the six months ended June 30, 2006, compared to approximately $6.4 million for the six months ended June 30, 2005.  This increase in revenue was principally related to the Company’s InfoWorkSpace product line, which includes license, maintenance, and product development revenue.  InfoWorkSpace product related revenues accounted for approximately 99.1% of total revenues for the six months ended June 30, 2006 as compared to approximately 94.7% for the six-month period ended June 30, 2005.  Revenue from legacy videoconferencing products decreased approximately 80.3% for the six months ended June 30, 2006 as compared to the same period in 2005.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for approximately 2% of total revenue for the six months ended June 30, 2006 and June 30, 2005.

Gross Profit   Gross profit as a percentage of revenue was approximately 67.6% for the six months ended June 30, 2006 as compared to approximately 65.3% for the six months ended June 30, 2005. This increase in gross margin is primarily attributed to reduced licensing costs from third party software suppliers and an increase in gross margin associated with product development revenue.

Research and Development   Research and development expenses increased to approximately $762 thousand for the six months ended June 30, 2006 from approximately $514 thousand for the six months ended June 30, 2005. The increase is primarily related to an increase in headcount related costs, travel and the adoption of SFAS 123R which added approximately $31 thousand in additional compensation expense.

Sales and Marketing   Sales and marketing expenses decreased to approximately $657 thousand for the six months ended June 30, 2006 from approximately $744 thousand for the six months ended June 30, 2005.  The decrease is primarily related to reduced commission and consultant costs offset by an increase in recruiting costs and the adoption of SFAS 123R which added approximately $30 thousand in additional compensation expense for the six months ended June 30, 2006.

General and Administrative   General and administrative expenses increased to approximately $1.2 million  for the six months ended June 30, 2006 as compared to approximately $935 thousand for the six months ended June 30, 2005.  The increase is primarily related to increases in personnel-related costs, travel costs, accounting fees, director fees, legal costs, reduced bad debt recoveries, and the adoption of SFAS 123R which added approximately $119 thousand of additional compensation expenses offset by decreases in consultant and recruiting costs. During the six-month period ended June 30, 2005, we reversed year-end legal accruals associated with the settlement of suits filed against the Company in the fourth quarter of 2004 totaling approximately $145 thousand.

Occupancy and Other Facilities Related Expenses   Occupancy costs were approximately $200 thousand for the six months ended June 30, 2006 as compared to approximately $429 thousand for the corresponding period of the previous year.  The decrease is primarily due to a $170 thousand lease termination fee associated with the Company’s decision not to renew the lease on its previous headquarters facility located in Burlington, Massachusetts and decreases in current year rental costs associated with its new headquarters facility in Nashua, New Hampshire.

Interest Income, net   Interest income, net increased to approximately $182 thousand for the six-month period ended June 30, 2006 from approximately $71 thousand for the six-month period ended June 30, 2005.  The increase is primarily related to an increase of cash available for investing activities during the current year as compared to the prior year.

Other Income Other income consists primarily of sales of previously written off assets and other miscellaneous non-operating income.  There was no other income for the six-month period ended June 30, 2006 as compared to approximately $10 thousand for the six-month period ended June 30, 2005.

Income Tax Benefit   The amount reported as current income tax expense for the six-month period ended June 30, 2006 is comprised of current income tax expense of approximately $1.0 million, in both federal and state taxes.  In addition, the amount includes a deferred tax benefit of approximately $1.2 million associated with the release of a portion of our valuation allowance based on our conclusion that it is more likely than not that a portion of the deferred tax asset will be realized.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of approximately $11.3 million.  We generated income from operations of approximately $2.0 million for the six-month period ended June 30, 2006, and a net income for the period of approximately $2.4 million, as compared with an operating income and net income in the six-month period ended June 30, 2005 of approximately $1.5 million and $1.6 million, respectively.

We generated cash from operations of approximately $2.1 million for the six-month period ended June 30, 2006 compared to approximately $2.6 million for the six-month period ended June 30, 2005.  Increases in cash provided by operating activities in the first six months of 2006 were primarily the result of increases in net income and a decrease in accounts receivable, offset by increased uses of working capital attributable to a decrease in accounts payable and accrued expenses, deferred revenue, and an increase in prepaid expenses and other current assets.  Increases in cash provided by operating activities in the first six months of 2005 were primarily the result of increases in net income and decreases in accounts receivable and prepaid software licenses, offset by increased uses of working capital attributable to a decrease in accounts payable and accrued expenses and an increase in prepaid expenses and other current assets.

The Company invested approximately $111 thousand in property and equipment during the first six months of 2006 compared to approximately $135 thousand during the comparable period in 2005.  The Company also invested approximately $140 thousand in capitalized software costs associated with the release of Version 3.0 of InfoWorkSpace during the current year.  The Company has generated cash from financing activities of approximately $12 thousand and $234 thousand during the first six months of 2006 and 2005 respectively, due to proceeds of sales of the Company’s common stock pursuant to the Company’s various stock plans.

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in June 2010. We also have two other leases for office space in the United States, located in Colorado Springs, Colorado; and Sterling, Virginia for sales, development and technical support operations.  In February 2006, we amended our operating lease for our development and technical support operation in Colorado Springs, Colorado whereby we added an additional 2,010 of square feet to the premises and extended the lease for an additional five years.  These leases expire at various dates through November 2011.

In February 2005, we entered into a new agreement with Microsoft to extend an existing software distribution license agreement.  Under the agreement, we are required to purchase a minimum of approximately $2.8 million of product during fiscal year 2006.

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

Operating costs were in line with our expectations for the six-month period ended June 30, 2006.  Operating costs increased by approximately $247 thousand but decreased as a percentage of revenue to 39.9% from 41.1% for the six-month period ended June 30, 2006 as compared to the same period for fiscal 2005 despite approximately $192 thousand of additional compensation expense recognized in the current year due to the adoption of SFAS 123R.  We intend to continue to make the necessary investments in building and expanding our infrastructure during the remainder of fiscal 2006.

Ezenia’s success in achieving its goal of showing consistent quarterly top line and bottom line growth is largely dependent on whether it can continue to grow its future order bookings and related revenue targets.  Order bookings, which are purchase orders placed by customers, are properly not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order.  Accordingly, largely as a result of our successive quarters of profitability, management believes that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next twelve months.  We anticipate that we will continue to generate positive cash flow from operations for 2006 and that existing cash reserves will therefore be sufficient to meet our working and capital requirement needs during this period.

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

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2006, the Company’s management, under the supervision and with the participation of both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item   1A.   Risk Factors

For factors that could affect the Company’s business, results of operations and financial condition, see the risk factors discussion provided in Item 1A of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Item   4.    Submission of Matters to a Vote of Security Holders

On May 24, 2006, at the Company’s 2006 Annual Meeting of Stockholders, the Company’s stockholders met to consider and vote upon one proposal.  The proposal was to elect two Class II Directors, Ronald L. Breland and John A. McMullen, to hold office for a three-year term and until each such Director’s respective successor has been duly elected and qualified.  Results with respect to the voting on this proposal were as follows:

Nominee: Ronald L. Breland
Votes For	12,402,081
Withheld	375,266

Nominee: John A. McMullen
Votes For	12,440,731
Withheld	336,616

The terms of office of Khoa D. Nguyen, Gerald P. Carmen, Thomas G. McInerney, and John F. Stewart, the other members of the Board of Directors of the Company, continued after the Annual Meeting.

Item   5.   Other Information

None

Item   6.    Exhibits

Exhibit Number	Description of Exhibit
31.1

Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Roger N. Tuttle, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Roger N. Tuttle, Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Filed herewith

**             Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.
(Registrant)

	By:	/s/ Khoa D. Nguyen
Date: August 11, 2006		Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date: August 11, 2006	By:	/s/ Roger N. Tuttle
Roger N. Tuttle
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)