Form 10-Q
period 2006-09-30
EZENIA INC
filed 2006-11-03
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2006 was 14,650,081.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, Launchpad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$11,668	$9,405
Accounts receivable, less allowances of $413 at September 30, 2006 and $339 at December 31, 2005	1,533	4,533
Prepaid software licenses	2,188	2,477
Prepaid expenses and other current assets	375	311
Deferred tax assets	336	138
Total current assets	16,100	16,864

Capitalized software, net	105	—
Equipment and improvements, net	321	247
Total assets	$16,526	$17,111

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	263	1,593
Accrued expenses	197	415
Employee compensation and benefits	208	46
Deferred revenue	4,833	7,125
Total current liabilities	5,501	9,179

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,310,518 issued and 14,650,081 outstanding at September 30, 2006; 15,248,386 issued and 14,587,949 outstanding at December 31, 2005	153	152
Capital in excess of par value	64,277	63,930
Accumulated deficit	(50,544)	(53,289)
Treasury stock at cost, 660,437 shares at September 30, 2006 and December 31, 2005	(2,861)	(2,861)
	11,025	7,932
Total liabilities and stockholders’ equity	$16,526	$17,111

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Product revenue	$2,890	$3,080	$9,033	$8,858
Product development revenue	—	145	1,028	622
Service revenue	7	56	63	216
	2,897	3,281	10,124	9,696

Cost of revenues
Cost of product revenue	993	1,005	2,970	2,965
Cost of product development revenue	—	63	358	293
Cost of service revenue	5	14	15	50
	998	1,082	3,343	3,308

Gross profit	1,899	2,199	6,781	6,388

Operating expenses
Research and development	485	307	1,247	821
Sales and marketing	384	434	1,041	1,178
General and administrative	500	367	1,719	1,302
Occupancy and other facilities related expenses	104	94	305	523
Depreciation	28	11	72	24
Total operating expenses	1,501	1,213	4,384	3,848

Income from operations	398	986	2,397	2,540

Interest income, net	155	56	337	126
Other income	—	—	—	10
	155	56	337	136

Income before income taxes	553	1,042	2,734	2,676
Income tax expense (benefit)	159	—	(11)	—
Net income	$394	$1,042	$2,745	$2,676

Basic and diluted net earnings per share:
Basic	$0.03	$0.07	$0.19	$0.18
Diluted	$0.03	$0.07	$0.18	$0.18
Weighted average common shares:
Basic	14,647,487	14,546,198	14,634,473	14,454,133
Diluted	14,914,259	15,282,837	14,936,218	15,117,473

See accompanying notes.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net income	$2,745	$2,676
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	72	24
Amortization of capitalized software	35	—
Share-based compensation	330	—
Deferred taxes	(198)	—
Bad debt expense (recovery)	(15)	(45)

Changes in operating assets and liabilities:
Accounts receivable	3,015	875
Prepaid software licenses	289	1,000
Prepaid expenses and other current assets	(63)	(108)
Accounts payable and accrued expenses	(1,386)	(199)
Deferred revenue	(2,292)	(1,131)
Net cash provided by operating activities	2,532	3,092

Investing activities
Purchases of equipment and improvements	(146)	(187)
Capitalized software	(140)	—
Net cash used for investing activities	(286)	(187)

Financing activities
Proceeds from exercise of employee stock options	17	275
Net cash provided by financing activities	17	275

Change in cash and cash equivalents	2,263	3,180
Cash and cash equivalents at beginning of period	9,405	5,520
Cash and cash equivalents at end of period	$11,668	$8,700

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The balance sheet amounts at December 31, 2005 in this report were derived from our audited financial statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005.  In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, we recommend that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 on file with the SEC.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year or any future periods.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ materially from these estimates.  The accounting policies applied are consistent with those disclosed in our Annual Report on Form 10-K, as amended, as disclosed in Note 3.

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

Prior to adopting SFAS 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS 123.  No stock-based compensation cost was recognized in the statement of income for the three and nine months ended September 30, 2005, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  We have applied the modified-prospective method in adopting SFAS 123R.  Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption.  Under the modified prospective method, compensation cost recognized in the three and nine months ended September 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The adoption of SFAS 123R had no effect on cash flows for the three or nine months ended September 30, 2006.

Had we used the fair value method prescribed by SFAS 123R to measure compensation related to stock options and awards to employees in prior periods, pro forma net income and pro forma earnings per share would have been as follows:

(in thousands except for per share information)

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$1,042	$2,676
Deduct: share-based compensation expense determined under fair value method for all awards, net of tax	(95)	(212)
Pro forma net income	$947	$2,464
Earnings per share as reported:
Basic and diluted	$0.07	$0.18
Earnings per share pro-forma:
Basic	$0.06	$0.17
Diluted	$0.06	$0.16

For the three and nine-month periods ended September 30, 2006, the Company recorded share-based compensation expense in the consolidated statements of operations as follows:

(in thousands)

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenues	$6	$18
Research and development	21	52
Sales and marketing	27	57
General and administrative	84	203
	$138	$330

The Company’s Amended and Restated 1991 Stock Incentive Plan (the “1991 Stock Incentive Plan”) provided for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, for up to 6,090,541 shares to officers, employees and consultants.  The 1991 Stock Incentive Plan terminated on March 31, 2001, and no further options have been granted under the 1991 Stock Incentive Plan subsequent to that date.  At September 30, 2006, there were 655,252 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 1991 Stock Incentive Plan.

The 2001 Stock Incentive Plan was approved and adopted by the Board of Directors on April 11, 2001 (the “2001 Stock Incentive Plan”). The 2001 Stock Incentive Plan provided for the sale or award of common stock, or the grant of non-qualified stock options for the purchase of common stock, for up to 5,000,000 shares to officers, directors, employees and consultants of the Company.  The 2001 Stock Incentive Plan terminated on December 31, 2004 and no further options have been granted under the 2001 Stock Incentive Plan subsequent to this date.   At September 30, 2006, there were 168,046 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 2001 Stock Incentive Plan.

In April 1995, the Board of Directors and shareholders approved the Director Plan, which was amended by the Board of Directors on June 5, 2002 (the “Director Plan”).  The Director Plan provided that the Board of Directors, at its discretion, was permitted to grant options to non-employee directors, subject to terms and conditions as determined by the Board of Directors.  The Director Plan terminated on November 9, 2004, and no further options have been granted under the Director Plan subsequent to that date.  At September 30, 2006, there were 34,000 shares of common stock reserved to be issued upon exercise of outstanding options granted under the Director Plan.

The 2004 Stock Incentive Plan was approved and adopted by the Board of Directors on December 31, 2004 (the “2004 Stock Incentive Plan”). The 2004 Stock Incentive Plan provides for the sale or award of common stock or the grant of non-qualified stock options for the purchase of common stock, for up to 7,500,000 shares to officers, directors, employees and consultants of the Company. The options granted under the 2004 Stock Incentive Plan generally vest over four years and have contractual terms of ten years.  The 2004 Stock Incentive Plan will terminate on December 31, 2014.  At September 30, 2006, there were 1,513,087 shares of common stock reserved to be issued upon exercise of outstanding options granted and 5,983,600 shares were available for grant under the 2004 Stock Incentive Plan.

A summary of stock option activity under all plans for the nine months ended September 30, 2006 is as follows:

		Weighted
	Number	Average
	Of Shares	Exercise Price
Options outstanding, January 1, 2006	1,845,639	$3.65
Granted	736,450	3.22
Exercised	(56,317)	2.66
Canceled	(155,387)	2.48
Options outstanding, September 30, 2006	2,370,385	$3.68
Options exercisable, September 30, 2006	1,065,630	$5.43

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at September 30, 2006 were 6.97 years and $748 thousand, respectively.  The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at September 30, 2006 were 4.71 years and $331 thousand, respectively.

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

	Nine months ended September 30,
	2006	2005
Expected volatility	100.75%-110.66%	151.99%-154.06%
Risk-free interest rate	4.28%-5.22%	4.00%-4.25%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in the third quarter of fiscal years 2006 and 2005 was $1.94 and $2.31 per share, respectively.  For the nine month periods ending September 30, 2006 and 2005, the weighted average estimated fair value of options granted was $2.39 and $1.34 per share, respectively.  We estimated forfeitures related to option grants at an annual rate of 19.53% per year.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.48 years, amounted to $1.5 million at September 30, 2006.

The weighted average exercise price of stock options exercised for the three-month and nine-month periods ending September 30, 2006 was $0.78 and $0.30, respectively.  The intrinsic value of stock options exercised for the three and nine month periods ended September 30, 2006 was $7 thousand and $134 thousand, respectively.

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

5.  Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  FIN 48 also requires significant new annual disclosures in the notes to the financial statements.  The effect of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle.  Retroactive application is prohibited under FIN 48.  We are required to adopt FIN 48 at the beginning of 2007.  We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

6.  Income taxes

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

The amount reported as current income taxes for the three and nine-month periods ended September 30, 2006 is comprised of current federal and state income tax expense of approximately $159 thousand and $1.2 million, respectively, and a deferred tax benefit associated with the release of a portion of our valuation allowance of approximately $ - and $1.2 million for the three and nine-month periods ended September 30, 2006.  The release of our valuation allowance is based on our assessment of future taxable income and our conclusion that it is more likely than not that the deferred tax asset will be realized.

7.  Net income per share

The Company reports earnings per share in accordance with the SFAS No. 128, Earnings per Share. Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic – weighted average shares outstanding	14,647,487	14,546,198	14,634,473	14,454,133
Dilutive impact from outstanding stock options	266,772	736,639	301,745	663,340
Diluted – weighted average shares outstanding	14,914,259	15,282,837	14,936,218	15,117,473

Outstanding potentially dilutive stock options which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive were 600,174 and 589,010 for the three and nine months ended September 30, 2006 and 530,267 and 478,500 for the three and nine months ended September 30, 2005.

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

We were able to record our twelfth consecutive quarter of profitability for the quarter ending September 30, 2006 despite the tight budgetary environment for information technology spending within the Department of Defense that seemed to exist during the final quarter of the government’s fiscal year end.  The decline in revenue for the third quarter of 2006 was the direct result of delays and lengthened sales cycles due to a shortage of funding traditionally available at the end of the government fiscal year which ended September 30, 2006.  The costs overrunning defense appropriations in support of the wars against terrorism in Iraq and Afghanistan resulted in delays and postponement of purchases of IWS licenses, service programs, and new development contracts.  During the quarter, we continued to make improvements to our infrastructure as we added resources to our engineering and sales and marketing teams. We remain committed to making the necessary improvements in our infrastructure and our conviction to serving the needs of the Warfighters, Intelligence Community, and first responders, resulting in a more appropriate growth rate in the long term.

For the quarter, revenues declined approximately 11.7%, gross margin decreased slightly 1.4 percentage points, operating income decreased approximately 59.6% and earnings per share was $0.03, a decrease of $0.04 per share, when compared to the quarter ended September 30, 2005.  Revenue relating to our IWS product decreased approximately 10.4% for the quarter ended September 30, 2006 as compared to the comparable period in 2005.  IWS-related revenue accounted for approximately 99.5% of total revenues. We continued to see a decline in revenue related to our legacy videoconferencing product line as expected.  We continued to focus on cost control, although we did see an increase in operating expenses of approximately 23.7% for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, mainly as a result of the infrastructure improvements made year-to-date.  Current quarter numbers reflect the adoption of SFAS 123R which added approximately $138 thousand of additional compensation expense.

On a year-to-date basis, revenues have increased approximately 4.4%, gross margin has increased approximately 1.1 percentage points, operating income has decreased approximately 5.6%, and earnings per share are $0.19, an increase of $0.01 per share, when compared to the nine-month period ended September 30, 2005.  Operating expenses have increased approximately 13.9% for the nine-month period ended September 30, 2006 as compared to the nine-month period ended September 30, 2005.  For the nine month period ended September 30, 2006, the adoption of SFAS 123R has added approximately $330 thousand in additional compensation expense.

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

Results of Operations

Three Months ended September 30, 2006 compared to Three Months ended September 30, 2005

Revenue   Revenue decreased to approximately $2.9 million for the quarter ended September 30, 2006, from approximately $3.3 million reported for the quarter ended September 30, 2005.  This decrease in revenue was principally related to the Company’s InfoWorkSpace product line, which includes license, maintenance, training, consulting, and product development revenue.  Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product and is generally milestone-based and not recognized until such work is completed and accepted by the customer.  InfoWorkSpace product related revenues accounted for approximately 99.5% of total revenues for the quarter ended September 30, 2006, as compared to approximately 98.2% for the same period in 2005.  Revenue from legacy videoconferencing products decreased approximately 78.4% for the three-month period ended September 30, 2006, as compared to the same period in 2005.  The Company expects its legacy videoconferencing products and related services to continue to decline as a percentage of total revenues.

Revenue from international markets, derived from sales of InfoWorkSpace and videoconferencing products and related services, accounted for approximately 1.5% of total revenue for the three months ended September 30, 2006 and 2005.

Gross Profit   Cost of revenues includes material costs, costs of third party software licenses, amortization of capitalized software, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 65.6% for the quarter ended September 30, 2006, as compared to 67.0% for the quarter ended September 30, 2005.  The decrease in gross margin is primarily attributed to an increase in licensing costs from third party software suppliers as well as a decrease in gross margin associated with InfoWorkSpace related training and consulting revenues, which decreased to approximately 9.8% for the current quarter from approximately 50.0% for the quarter ended September 30, 2005.

Research and Development   Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development.  Research and development expenses increased to approximately $485 thousand for the quarter ended September 30, 2006 from approximately $307 thousand for the quarter ended September 30, 2005. The increase is primarily related to an increase in headcount related costs, consulting and the adoption of SFAS 123R which added approximately $21 thousand in additional compensation expense.  During the quarter ended September 30,

2005, there was approximately $48 thousand of research and development costs associated with product development revenue that was accounted for under cost of goods sold.

Sales and Marketing   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses decreased to approximately $384 thousand for the quarter ended September 30, 2006 from approximately $434 thousand for the quarter ended September 30, 2005.  The decrease is primarily related to reduced advertising, outside consultant, and commission costs, offset by an increase in travel, headcount-related costs, and the adoption of SFAS 123R which added approximately $27 thousand in additional compensation expense for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.

General and Administrative   General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, human resources, management information systems, and other administrative functions, and legal and investor relations costs.  General and administrative expenses increased to approximately $500 thousand for the quarter ended September 30, 2006, from approximately $367 thousand for the quarter ended September 30, 2005.  The increase is primarily related to increases in personnel-related costs, professional fees, information technology costs,  and the adoption of SFAS 123R which added approximately $84 thousand of additional compensation expense, offset by decreases in legal costs, public company related costs, and the cost of outside consultants.

Occupancy and Other Facilities-Related Expenses   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with the Company’s headquarters facility in Nashua, New Hampshire and two other sales and development offices in Colorado and Virginia.  Occupancy costs increased to approximately $104 thousand for the quarter ended September 30, 2006 as compared to approximately $94 thousand for the quarter ended September 30, 2005.  The increase is primarily related to increased costs associated with the current year expansion of the Company’s Colorado facility.

Interest Income, net   Interest income, net consists of interest income on cash, cash equivalents, and marketable securities.  Interest income, net increased to approximately $155 thousand for the three months ended September 30, 2006 from approximately $56 thousand for the quarter ended September 30, 2005.  The increase is due to an increase of cash available for investment during the current quarter as compared to the quarter ended September 30, 2005.

Income Tax Expense   The amount reported as current income tax expense for the quarter ended September 30, 2006 is comprised of current federal and state income tax expense of approximately $159 thousand.

Nine Months ended September 30, 2006 compared to Nine Months ended September 30, 2005

Revenue  Revenue increased 4.4% to approximately $10.1 million for the nine months ended September 30, 2006, compared to approximately $9.7 million for the nine months ended September 30, 2005.  This increase in revenue was principally related to the Company’s InfoWorkSpace product line, which includes license, maintenance, and product development revenue.  Product development revenue is up approximately 65.1% for the nine months ending September 30, 2006 as compared to the same period in 2005.  InfoWorkSpace product related revenues accounted for approximately 99.2% of total revenues for the nine months ended September 30, 2006 as compared to approximately 95.7% for the nine-month period ended September 30, 2005.  Revenue from legacy videoconferencing products decreased approximately 80.0% for the nine months ended September 30, 2006 as compared to the same period in 2005.

Revenue from international markets, derived from sales of InfoWorkSpace and videoconferencing products and related services, accounted for approximately 1.6% of total revenue for the nine months ended September 30, 2006 as compared to approximately 2.0% for the nine months ended September 30, 2005.

Gross Profit   Gross profit as a percentage of revenue was approximately 67.0% for the nine months ended September 30, 2006 as compared to approximately 65.9% for the nine months ended September 30, 2005. This increase in gross margin is primarily attributed to reduced licensing costs from third party software suppliers and an increase in gross margin associated with product development revenue.

Research and Development   Research and development expenses increased to approximately $1.2 million for the nine months ended September 30, 2006 from approximately $821 thousand for the nine months ended September 30, 2005. The increase is primarily related to an increase in headcount related costs, travel and the adoption of SFAS 123R which added approximately $52 thousand in additional compensation expense.  There was approximately $167 thousand and $179 thousand of research and development costs associated with product development revenue that was accounted for under cost of goods sold.

Sales and Marketing   Sales and marketing expenses decreased to approximately $1.0 million for the nine months ended September 30, 2006 from approximately $1.2 million for the nine months ended September 30, 2005.  The decrease is primarily related to reduced commission and consultant costs offset by an increase in travel and recruiting costs, and the adoption of SFAS 123R which added approximately $57 thousand in additional compensation expense for the nine months ended September 30, 2006.

General and Administrative   General and administrative expenses increased to approximately $1.7 million  for the nine months ended September 30, 2006 as compared to approximately $1.3 million for the nine months ended June 30, 2005.  The increase is primarily related to increases in personnel-related costs, travel costs, accounting fees, director fees, legal costs, reduced bad debt recoveries, information technology fees, and the adoption of SFAS 123R which added approximately $203 thousand of additional compensation expense offset by decreases in consultant and public company related costs. During the nine-month period ended September 30, 2005, we reversed year-end legal accruals associated with the settlement of suits filed against the Company in the fourth quarter of 2004 totaling approximately $145 thousand.

Occupancy and Other Facilities Related Expenses   Occupancy costs were approximately $305 thousand for the nine months ended September 30, 2006 as compared to approximately $523 thousand for the corresponding period of the previous year.  The decrease is primarily due to a $170 thousand lease termination fee recognized in the quarter ended June 30, 2005 associated with the Company’s decision not to renew the lease on its previous headquarters facility located in Burlington, Massachusetts and decreases in current year rental costs associated with its new headquarters facility in Nashua, New Hampshire partially offset by increased costs associated with the current year expansion of the Company’s Colorado facility.

Interest Income, net   Interest income, net increased to approximately $337 thousand for the nine-month period ended September 30, 2006 from approximately $126 thousand for the nine-month period ended September 30, 2005.  The increase is primarily related to an increase of cash available for investing activities during the current year as compared to the prior year.

Other Income Other income consists primarily of sales of previously written off assets and other miscellaneous non-operating income.  There was no other income for the nine-month period ended September 30, 2006 as compared to approximately $10 thousand for the nine-month period ended September 30, 2005.

Income Tax Benefit   The amount reported as current income tax benefit for the nine-month period ended September 30, 2006 is comprised of current income tax expense of approximately $1.2 million, in both federal and state taxes.  In addition, the amount includes a deferred tax benefit of approximately $1.2 million associated with the release of a portion of our valuation allowance based on our assessment of our future taxable income and our conclusion that it is more likely than not that a portion of the deferred tax asset will be realized.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of approximately $11.7 million.  We generated income from operations of approximately $2.4 million for the nine-month period ended September 30, 2006, and a net income for the period of approximately $2.7 million, as compared with an operating income and net income in the nine-month period ended September 30, 2005 of approximately $2.5 million and $2.7 million, respectively.

We generated cash from operations of approximately $2.5 million for the nine-month period ended September 30, 2006 compared to approximately $3.1 million for the nine-month period ended September 30, 2005.  Increases in cash provided by operating activities in the first nine months of 2006 were primarily the result of increases in net income and a decrease in accounts receivable and prepaid software licenses, offset by increased uses of working capital attributable to a decrease in accounts payable and accrued expenses, deferred revenue, and an increase in prepaid expenses and other current assets.  Increases in cash provided by operating activities in the first nine months of 2005 were primarily the result of increases in net income and decreases in accounts receivable and prepaid software licenses, offset by increased uses of working capital attributable to a decrease in accounts payable and accrued expenses, deferred revenue, and an increase in prepaid expenses and other current assets.

The Company invested approximately $146 thousand in property and equipment during the first nine months of 2006 compared to approximately $187 thousand during the comparable period in 2005.  The Company also invested approximately $140 thousand in capitalized software costs associated with the release of Version 3.0 of InfoWorkSpace during the current year.  The Company has generated cash from financing activities of approximately $17 thousand and $275 thousand during the first nine months of 2006 and 2005 respectively, due to proceeds of sales of the Company’s common stock pursuant to the Company’s various stock plans.

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

Operating costs were in line with our expectations for the nine-month period ended September 30, 2006.  Operating costs increased by approximately $536 thousand, or 13.9%, for the nine-month period ended September 30, 2006 as compared to the same period for fiscal 2005.  The increase is consistent with our commitment to making the necessary improvements to our infrastructure and the additional compensation expense of approximately $312 thousand recognized in the current year due to the adoption of SFAS 123R.  We intend to continue to make the necessary investments in building and expanding our infrastructure during the remainder of fiscal 2006.

Ezenia’s success in achieving its goal of showing consistent top line and bottom line growth is largely dependent on whether it can continue to grow its future order bookings and related revenue targets.  Order bookings, which are purchase orders placed by customers, are properly not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order.  Accordingly, largely as a result of our successive quarters of profitability, management believes that existing cash resources will be sufficient to fund our anticipated working capital and capital expenditure needs for at least the next twelve months.  We anticipate that we will continue to generate positive cash flow from operations for 2006 and that existing cash reserves will therefore be sufficient to meet our working and capital requirement needs during this period.

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

Item 4.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2006, the Company’s management, under the supervision and with the participation of both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

** Furnished herewit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.
(Registrant)

Date: November 3, 2006	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date: November 3, 2006	By:	/s/ Roger N. Tuttle
Roger N. Tuttle
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)