Form 10-K
period 2006-12-31
EZENIA INC
filed 2007-03-30
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

Commission File Number 0-25882

EZENIA! INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3114212
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

14 Celina Ave, Suite 17-18, Nashua, New Hampshire 03063
(Address of principal executive offices, including zip code)

(781) 505-2100
(Registrant’s telephone number, including area code)

___________________________________

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock $.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes  ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act  Yes  ☐  No  ☒

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $38,810,556 (computed by reference to the price at which the Registrant’s common stock was last sold on the OTC Bulletin Board on June 30, 2006).

The number of shares outstanding of the Registrant’s common stock as of March 28, 2007 was 14,653,472.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held May 23, 2007 are incorporated by reference into Part III hereof. With the exception of the portion of such Proxy Statement that is expressly incorporated herein, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

Ezenia! Inc.
2006 Form 10-K Annual Report
Table of Contents

The Company’s trademarks include Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad, and Encounter.   All other trademarks referred to in this document are the property of their respective companies.

PART I

ITEM 1. BUSINESS

Founded in 1991, Ezenia! Inc. (“Ezenia”, “we”, or the “Company”) a Delaware corporation, develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users. Ezenia’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard flexibly, securely and in real-time. Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

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

Ezenia historically has sold the legacy videoconferencing products worldwide through resellers, integrators and marketers of video collaboration, and networking solutions, and will continue to do so as long as demand exists.  Most recently, for the IWS product and services, Ezenia sells to customers in the Federal government, mostly in the Department of Defense (DoD) and the intelligence community, either directly, or in many instances, in partnership with the premier defense contractors and/or integrators.  It is in Ezenia’s interest to leverage these partnerships with well-established contractors and/or integrators to further expand the deployment and provide the support of IWS in large-scale opportunities.

Company Background and Evolution — True Collaboration versus Videoconferencing

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

In the late 90’s, Ezenia fully realized the limitations and narrow applications of its videoconferencing products which, among many deficiencies, are monolithic, require highly specialized support and services, stand apart from the normal office environment that most information workers are accustomed to, and do not provide a solution to the need to truly collaborate and disseminate information in real time.  Contrary to how most videoconferencing vendors would like to indoctrinate potential customers, video — in particular talking heads as in the case of most video conferences — was and is, now more than ever, far from being the “piece de resistance” of true, meaningful real-time collaboration. Furthermore, its monolithic approach, whereby you either get a successful videoconference session or get nothing, relegates all other more critical collaboration activities second to video talking heads.  Most importantly, the lack of presence awareness detection and the inability to leverage the web for ease of access prevent flexible, on-demand, free-flowing collaboration sessions whereby participants can come, go, or be invited at will.

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

Our customers, including the U.S. intelligence community, the U.S. Joint Forces Command, and various branches of the U.S. Armed Forces including the Marines, Navy, Air Force and Army, have leveraged the flexibility of IWS to aid in a myriad of missions.  From daily mission briefs to medivac procedures in Afghanistan to operational support in Fallujah, IWS has increasingly become a vital part of the U.S. defense network.  The stability, scalability and security of IWS allow our customers to depend on our software to complete mission-critical assignments and save lives in some of the world’s most dangerous areas.

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

•                  EZ-in FORM, a forms manager designed for an agency to document a task order where multiple sites and people are deployed on a mission that requires rapid updates to critical events;

•                  EZinCMD, a unit commander can consolidate views and people into a critical command and control battlefield situation for rapid response;

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

In fiscal year 2006, approximately 34% of our sales of IWS products and related services were through our indirect channels.  Ezenia’s top three end-user customers for IWS products and related services in 2006 were Defense Intelligence Agency, US Joint Forces Command, and the US Air Force.

Meanwhile, our legacy MCS sales are primarily to international customers and end users.   In 2006, Ezenia delivered these products through distributors, dealers, vertical market resellers, and systems integrators, as well as directly to end-users. Revenue from international markets accounted for approximately 2%, 3%, and 2% of our revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

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

As of December 31, 2006, Ezenia’s research and development staff consisted primarily of software engineers augmented with US-based and US-citizen software contractors. Many of our software engineers carry either secret or top-secret levels of security clearance. The Company’s research and development expenditures were approximately $1.7 million, $1.2 million, and $1.1 million in 2006, 2005 and 2004, respectively, representing approximately 13%, 9%, and 10% of revenue, respectively.

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

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have historically not been material, and accordingly, were expensed when incurred in these instances.  Research and development costs associated with product development work are deferred until such time as that work can be properly recognized as revenue.

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

Competition

The market for multimedia collaboration is an emerging segment with a variety of either new vendors entering the competitive landscape or old vendors from existing industries, such as legacy videoconferencing, attempting to claim a new turf. Furthermore, multimedia collaboration can also be grouped into two main groups: real-time synchronous solutions versus asynchronous products such as antiquated Lotus Notes.  While most vendors adopt the client-server architecture, a very few insist on the merit of peer-to-peer. Still yet, large vendors offer both types of products. From another perspective, vendors could be classified into two classes of providers.  The first group provides customer-premise solutions while the second implements a hosted environment.

Even though Ezenia’s business primarily focuses on the real-time synchronous, client-server, customer-premise market segment within the government, depending upon the possible perspectives, various vendors could be considered as likely competitors.  From the legacy videoconferencing industry, Polycom, RADvision and Tandberg are legitimate contenders. Established industry giants such as AOL, Cisco, EMC, Google, IBM, Microsoft, Oracle, and, more recently, Adobe with its acquisition of Macromedia, among others, offer a wide variety of solutions ranging from simple instant messaging to complete offerings. In addition, a multitude of smaller and well respected companies such as WebEx, Raindance, Saba, Jabber, Interwise, and others constitutes a new breed of emerging contenders in this intensely contested market segment.

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

The principal competitive factors in the market for multimedia collaboration are, and should continue to be, breadth of capabilities, security, scalability, reliability, price, performance, network management capabilities, customer support and interoperability. We plan to compete by offering the best-of-breed enterprise solutions encompassing all of these factors.  However, we cannot be certain that potential customers will be attracted to our products, especially if our competitors invest substantially more money into their products and technology.

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

In October 2002, Ezenia sold all patents and pending applications related to its videoconferencing products to Tandberg Telecom AS.  Ezenia granted Tandberg a fully paid, non-exclusive, non-transferable license under the patents and pending applications relating to our videoconferencing technology (the video patent portfolio).  Additionally, we retained a fully paid, non-exclusive, non-transferable license for our use in connection with its videoconferencing and enterprise collaboration products.

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

Employees

At December 31, 2006, Ezenia employed 47 people, including 18 in research and development, 9 in customer support, 10 in sales and marketing, and 10 in finance and administration. None of our employees are represented by a labor organization.

Ezenia’s success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, the Company’s Chief Executive Officer and President.  We do not carry key-man life insurance on any of our employees, including Mr. Nguyen.  We do not have employment contracts with our key personnel other than Mr. Nguyen. We believe that our future success will depend in large part upon our ability to attract additional key employees and retain our key employees.

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

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect our company in the future. If any of these risks were to occur, our business, financial condition, or results of operations could be materially and adversely affected. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements found in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Liquidity and history of losses.   As further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, management believes due to the growth and acceptance of our IWS product, the expected growth of Internet-based collaboration products in general, and our successive quarters of profitability and continued vigilance on cost control, that our cash and available resources will enable us to continue as a viable entity. However, we can provide no assurances that we will achieve our goal of consistent quarterly revenue and profit growth, both of which are largely dependent on whether we can meet our future new order bookings targets.

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

Third Party Technology.  Ezenia utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software, and used in the Company’s products to perform key functions.  There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all.  In particular, in February 2005 Ezenia entered into a new agreement with Microsoft Corporation to extend an existing software distribution license agreement through December 2007.  The software distribution license agreement allows Ezenia to integrate Microsoft’s Live Communication software with our proprietary software, to create IWS.

Reduced demand for traditional videoconferencing products.  The demand for traditional videoconferencing technology has experienced a rapid decline.  Ezenia’s videoconferencing product and related services revenue declined to approximately $87 thousand in 2006, from approximately $495 thousand in 2005 and approximately $633 thousand in 2004.  We expect that sales of this legacy hardware technology will continue to decline in 2007.

Evolving markets.  Sales of real-time collaboration products account for a significant and increasing portion of Ezenia’s revenue. Our success depends, to a significant extent, on the acceptance and the rate of adoption of Internet-based collaboration products, in general, and the IWS product, in particular.  We can provide no assurance that any of the markets for our products will develop to the extent, in the manner, or at the rate anticipated by us.  In addition, future prices that we are able to obtain for our products may decrease as a result of new product introductions by others, price competition, technological change or other factors.

Rapid technological change.  The market for our products is characterized by rapidly changing technology, evolving industry standards, emerging network architectures and frequent new product introductions.  The adoption rate of new technologies and products may adversely impact near-term growth of the conferencing market as users evaluate the alternatives. We have invested, and for 2007 plan to continue to invest, in product development and products incorporating certain of these new technologies.  Many other companies are also developing products incorporating these new technologies that are competitive with our current and future offerings. Ezenia’s success will depend, in part, upon our ability through continued investments to maintain technological leadership, to enhance and expand our existing product offerings, and to select and develop in a timely manner new products that achieve market acceptance.

Competition.  The market for multimedia collaboration products is highly competitive. Ezenia expects competition to increase significantly in the future, as the market for similar products is expected to significantly expand.  A number of companies have introduced products that could be competitive with Ezenia’s products, and the rapidly evolving nature of the markets in which Ezenia competes may attract other new entrants, as they perceive opportunities. Some of Ezenia’s current and potential competitors have longer operating histories and greater financial, technical, sales, and marketing resources.  If we are unable to retain our existing customers in the US government, or were unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt the IWS collaborative software product over alternative technologies marketed by our competitors, our financial results would suffer.

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

Acceptance of IWS in the commercial market.   In 2001, Ezenia purchased the operating assets and intellectual property of the IWS business unit of General Dynamics Electronic Systems.  We entered into the purchase agreement with the expectation that the transaction would result in certain benefits including, among other things, benefits relating to expanded and complementary product offerings, enhanced revenues, increased market opportunity, new technology, the addition of engineering personnel, and the expectation that we would be successful in expanding the market for IWS products, both within certain organizations of the US government, including the DoD and the intelligence community, but also commercially.  There can be no assurance of success in the commercial market for IWS or other products that we may introduce, in 2007 or beyond.

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

Retention of key employees.  Ezenia’s success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing, and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, Ezenia’s Chief Executive Officer and President.  Ezenia does not carry a key-man life insurance on any of its employees, including Mr. Nguyen.  Ezenia does not have employment contracts with its key personnel other than Mr. Nguyen. Ezenia believes that its future success will depend in large part upon its ability to attract and retain such key employees.

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

Board of director recruitment.  Currently we have seven directors on our Board, six of whom meet the standards for independence as specified by the SEC and the national stock exchanges.  Historically, we have strived to have an audit committee comprised of at least three independent directors, as required by the national stock exchanges.  Currently we have four directors serving on our audit committee, all of whom meet the standards for independence as specified by the SEC.  One of our directors, Gerald P. Carmen, has the necessary financial expertise to serve as chairman of our audit committee.  We are continuing in our attempts to identify additional qualified individuals to serve as independent directors of Ezenia.  However, the market for highly qualified individuals available and willing to serve as directors to companies similar to ours is intense, and there can be no assurance that we will be able to identify, recruit and ultimately secure the services of such individuals in a timely manner or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments as of the date of this report.
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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the year ended December 31, 2006 to a vote of security holders through solicitation of proxies or otherwise.

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

	Quarter ended
	March 31	June 30	September 30	December 31
2006
Common stock price — high	$3.73	$3.50	$3.10	$2.06
Common stock price — low	$2.30	$2.60	$1.35	$1.51

2005
Common stock price — high	$2.34	$2.95	$2.87	$2.91
Common stock price — low	$.72	$1.70	$1.98	$2.27

As of March 28, 2007, Ezenia had approximately 112 shareholders of record. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. Ezenia has not paid dividends on its common stock. Ezenia anticipates it will reinvest future earnings, if any, and therefore, does not intend to pay dividends in the foreseeable future.

See Part III, Item 12 for information regarding securities authorized for issuance under Ezenia’s equity compensation plans.

Stock Performance Graph

The following graph compares the change in the shareholder return on the Company’s common stock against the return for the Nasdaq Stock Market Index, and the Nasdaq Computer and Data Processing Index (SIC Code 737), as calculated by the Center for Research in Security Prices at the University of Chicago, for the period beginning December 31, 2001 and ending December 31, 2006.  For purposes of this graph, it is assumed that the value of the investment in our common stock and in each index was $100 on December 31, 2000 and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
EZENIA, INC.

ITEM 6.                    SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

(In thousands, except per share amounts)

	Year ended December 31
	2006 (1)	2005 (2)	2004 (3)	2003 (4)	2002(5)
OPERATING DATA
Revenue	$13,192	$13,175	$10,391	$8,217	$11,373

Operating income (loss)	2,899	3,511	1,807	(1,117)	(15,094)

Income (loss) before cumulative effect of change in accounting principle	3,405	3,712	1,757	(1,095)	(10,799)

Cumulative effect of change in accounting principle	—	—	—	—	(10,667)
Net income (loss)	3,918	3,803	3,184	(828)	(18,565)
Income (loss) per share before cumulative effect of change in accounting principle:
Basic	.27	0.26	0.23	(0.06)	(0.58)
Diluted	.26	0.25	0.22	(0.06)	(0.58)
Net income (loss) per share:
Basic	.27	0.26	0.23	(0.06)	(1.36)
Diluted	.26	0.25	0.22	(0.06)	(1.36)
BALANCE SHEET DATA
Cash and cash equivalents	$12,059	$9,405	$5,520	$2,316	$2,403
Total current assets	20,058	16,864	11,921	7,082	5,564
Common stock subject to put	—	—	—	—	2,875
Stockholders’ equity (deficit)	11,901	7,932	3,838	552	(1,504)

(1) 2006 amounts include a tax benefit of $513 thousand related to a reduction in the valuation allowance associated with deferred tax assets of approximately $579 thousand offset by approximately $66 thousand of current federal and state tax expense.

(2) 2005 amounts include a tax benefit of $91 thousand related to a reduction in the valuation allowance associated with deferred tax assets.

(3) 2004 amounts include a tax benefit of $1.4 million, or $0.10 per share, related to a net benefit of approximately $819 thousand as a result of the ITC settlement, and approximately $608 thousand relating to a tax refund for tax years 1996, 1997, and 1998.

(4) 2003 amounts include a tax benefit of $267 thousand or $0.02 per share, related to a change in the estimate for potential liabilities related to federal and state income taxes paid in prior years.

(5) 2002 amounts include a write-down of inventory of $3.7 million, or $0.27 per share, an impairment of goodwill of $10.7 million, or $0.78 per share relating to the change in accounting principle, an impairment of fixed assets of $2.3 million, or $0.17 per share, a tax benefit of $2.7 million, or $0.19 per share, related primarily to a tax refund, and a gain on sale of patents of $4.9 million, or $.36 per share.

Quarterly financial information (unaudited)

	Quarter ended
	March 31		June 30		September 30		December 31
2006
Revenue	$3,649	(1)	$3,569	(1)	$2,976	(1)	$2,998
Gross profit	2,458	(1)	2,412	(1)	1,969	(1)	1,928
Income from operations	1,034	(1)	954	(1)	467	(1)	444
Net income	$1,406	(1)	$987	(1)	$510	(1)	$1,015
Net income per share:
Basic	$0.10	(1)	$0.07	(1)	$0.03	(1)	$.07
Diluted	$0.09	(1)	$0.07	(1)	$0.03	(1)	$.07

2005
Revenue	$3,142	$3,273	$3,281	$3,479
Gross profit	2,045	2,143	2,199	2,308
Income from operations	668	885	986	972
Net income	$705	$929	$1,042	$1,127
Net income per share:
Basic	$0.05	$0.06	$0.07	$0.08
Diluted	$0.05	$0.06	$0.07	$0.07

(1)             Reflects SAB No. 108 adjustment for InfoWorkSpace revenue and related cost amortization and 2005 tax provision, See Note 2 to our Consolidated Financial Statements.  The following table details such adjustment by reporting period compared to amounts previously reported.

	Quarter ended
	March 31	June 30	September 30
Revenue	$(22)	$12	$79
Gross profit	(19)	5	70
Income from operations	(19)	5	70
Net income	$32	$8	$116
Net income per share:
Basic	$0.01	$—	$—
Diluted	$—	$—	$—

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report. MD&A contains “forward-looking” statements and information which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” ‘believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, expansion of our sales, service, engineering and marketing organization, key differentiators in our market, changes in the competitive landscape, future financial results, product development and offerings, revenues from our legacy videoconference products and services, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our InfoWorkSpace version 3.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the United States Government as our largest customer, new product introductions and enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Item 1A of this Annual Report and in other periodic reports filed with the SEC.  Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

We continued our successive quarterly profitability as we recorded our thirteenth consecutive quarter for the three month period ending December 31, 2006.  For the year, revenues were flat when compared to the year ended December 31, 2005, operating income was down approximately 17%, while net income was up approximately 3% resulting in earnings per share of $0.27, up $0.01 per share when compared to the year ended December 31, 2005.  Revenue relating to our InfoWorkSpace product increased approximately 3% in 2006 over 2005.  IWS-related revenue accounted for approximately 99% of total revenues. We continued to see a decline in revenue related to our legacy videoconferencing product line as expected in 2006, with total revenue of approximately $87 thousand, down 82% from approximately $495 thousand in 2005.  Gross Profit was up slightly as we saw our gross margin increase to 66.5% from 66.0%.  Operating expenses as a percentage of revenue increased to approximately 44% for the year ending December 31, 2006, as compared to approximately 39% for the year ended December 31, 2005.  Operating expenses in 2006 included approximately $417 thousand of equity based compensation while there was none recorded in fiscal 2005.  We saw our other income grow by approximately 152% year over year as we saw a significant increase in our interest earned due to our improved cash position throughout the course of 2006.  Our net tax benefit for the year was up approximately $422 thousand when compared to 2005 primarily as a result of our deferred tax asset which grew to approximately $717 thousand at December 31, 2006 from the approximately $138 thousand balance at December 31, 2005.

Our current business focus is to continue the enhancement of our various collaborative product and service offerings, and to continue the development and ultimately the deployment of the next generation products and services, while continuing our investment in expanding our sales, service, engineering, and marketing organizations.  We will continue to focus on expanding our customer base within the Department of Defense and Intelligence community, while pursuing new opportunities with various agencies and first responders dealing with the threat of terrorism and natural disasters, as well as being opportunistic on potential commercial applications.   This focus is subject to change as the driving influence in our future direction will be based on the needs of our customer base, both current and future.  The market for multi-media collaboration products is highly competitive and we expect both, competition and the overall market for competitive products to significantly increase in the future.  In addition, some of our current and potential competitors have longer operating histories and greater financial, technical, sales, and marketing resources.  If we are unable to retain our existing customers in the US government, or we are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt the IWS collaborative software product over alternative technologies marketed by our competitors, our financial results would suffer.  We believe that the key differentiating factors in the market will continue to be breadth of capabilities, demonstrated interoperability, price, performance, network management capabilities, reliability, scalability, customer support and security.

We plan to continue to enhance our existing products and service offerings based on our customer requirements, as well as to work on developing next generation products and services which will expand the opportunities available to us in the overall collaboration market.  In March 2006, we released our newest version of InfoWorkSpace, version 3.0, along with announcing a number of new service offerings.  InfoWorkSpace 3.0 adds and or enhances features which specifically address the key factors above:  interoperability, scalability, multi-level security, enhancements to the user experience, network management, and reliability.  In addition, we currently offer the following services for our products:  IWS User Training, IWS Administrator Training, IWS Installation Training, Installation service, and Daily Consulting service.  Extended maintenance service plans are also available.  In addition, we also provide an unprecedented level of support to our customer base with our “Exercise and Deployment Services”, which are targeted to our government customers and allow military or other units or teams preparing for deployment or exercise maneuvers to eliminate the need to tear down, transport, and bring up their own systems, prior to and following these activities.

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

Revenue Recognition

Product revenue consists of sales of IWS software licenses and maintenance agreements, IWS product related training, installation, and consulting, and video products.  Revenue from sales of IWS software license and maintenance agreements is recognized ratably over the subscription software license contract  periods, which are generally one year, pursuant to the guidance provided by Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (“AICPA”).  Revenue from IWS training, installation, and consulting services are recognized as the services are performed provided there is vendor specific objective evidence (“VSOE”) of fair value which is the price charged when the services are sold separately.

Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104), issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the IWS product according to customer specifications.  We account for product development revenue in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA.  When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage of completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customers’ acceptance is recognized upon the customer’s acceptance in accordance with terms of the contract.  The associated cost recognition associated with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings. Product development revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Product development revenues are adjusted to actual upon final audit and retroactive adjustment. Estimated contractual allowances are provided based on management’s evaluation of current contract terms.

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

At December 31, 2006, our accounts receivable balance of approximately $3.6 million is reported net of allowances of approximately $412 thousand.  We believe our reported allowances are adequate.  If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional expenses being recorded for the period in which such determination was made.

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

During 2006, as a result of our assessment of current and future taxable income, as well as our analysis of the future tax consequences attributable to net operating loss and credit carryovers, we released approximately $579 thousand of valuation allowance against deferred tax assets resulting in a net tax benefit of approximately $513 thousand. In fiscal year 2005, we released approximately $138 thousand of valuation allowance against deferred tax assets which resulted in a net tax benefit of approximately $91 thousand for the year.

Video Product Warranties

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a period of 90 days, at no cost to our customers. Our policy is to establish warranty reserves at the time of sale when our estimate of the costs that will be incurred to fulfill those warranty requirements becomes material. As of December 31, 2006, we believed that our future cost of materials, labor and overhead for the servicing of our products sold through that date were not material and no reserve was warranted. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Results of operations

As disclosed in Note 2 of the Notes to the Consolidated Financial Statements, the 2006 financial results include a cumulative effect adjustment for adjustments previously deemed immaterial in our revenue and cost of sales amortization for our InfoWorkSpace product line and a non-material correction of the 2005 income tax provision.  The cumulative effect adjustment results from applying the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantfying Misstatements in Current Year Financial Statements (“SAB No. 108”).  We have adopted SAB No. 108 at December 31, 2006 and for the year then ended.  Historically, the amortization of the InfoWorkSpace deferred revenue and the related cost of sales was done using the Full Month Convention of amortization, whereby a full month of revenue and prepaid license cost was amortized in the month of license shipment, regardless of what day of the month the product was shipped on.  This had the effect of accelerating revenue and cost recognition.  Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments related to the license revenue and prepaid license cost amortization.  We determined the impact from the adjustment to be immaterial to current and prior periods’ financial results under the “rollover” method.  However, we have evaluated the adjustment using the dual approach method described in SAB No. 108 and accordingly, as of January 1, 2006, we recorded a cumulative effect adjustment to increase the deferred revenue balance by $358 thousand and increase the prepaid software license cost by $70 thousand, with a corresponding net charge to retained earnings of $288 thousand.  During 2006 we also identified a $100 thousand error in its 2005 tax provision related primarily to income apportionments for state taxes.  We believe that this adjustment is immaterial to both 2005 and 2006.  In accordance with SAB No. 108, this error was corrected as of January 1, 2006 by recording an adjustment to increase the income tax accrual by $100 thousand, with a corresponding charge to retained earnings of $100 thousand.  In accordance with SAB No. 108, reported results for periods prior to January 1, 2006 have not been adjusted.

The 2006 financial statements were affected by these adjustments through a $149 thousand increase in product revenue, with a corresponding increase of $25 thousand in cost of product revenue and a $99 thousand increase in the income tax benefit.  Of these amounts, approximately $69 thousand of the increase in product revenue, $13 thousand of the increase in cost of product revenue, and $99 thousand of the increase in the income tax benefit was applicable to previously reported 2006 periods through September 30, 2006.  All amounts below reflect the impact of the adjustments for 2006.

Revenue
Revenue was flat at approximately $13.2 million in 2006 when compared to 2005. Product revenue related to IWS increased approximately $426 thousand or 3.3%, while product development revenue declined approximately $90 thousand.  Product development revenue is revenue related to product customization work performed for customers seeking enhancements to our current product.   The decline in product development revenue was primarily driven by the milestone-based deliverable schedule of the underlying contracts.  Our legacy videoconferencing products and related service revenues continued to decline to approximately $87 thousand (less than 1% of total revenues) in 2006 from approximately $495 thousand (4% of total revenues) in 2005.  We expect to see a continued decline in videoconferencing-related products and services revenue.

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

Gross profit
Cost of revenues includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue. Gross profit as a percentage of revenues increased in 2006, to 66.5%, from 66.0% in 2005 and 65.5% in 2004.  The increase in gross profit is primarily attributed to reduced IWS licensing costs as well as a slight increase in margin related to product development work recognized from 55.6% in 2005 to 57.8% in 2006 as the result of the addition of a higher margin development contract in 2006.  Gross margin related to product development revenue declined in 2005 from 73.3% in 2004.

Research and development
Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development. Research and development expenses increased to approximately $1.7 million in the year ended December 31, 2006, from approximately $1.2 million in 2005, and approximately $1.1 million in 2004.  The increase in spending in 2006 when compared to 2005 is primarily related to an increase in personnel related costs as we continued to build our infrastructure, travel and the adoption of SFAS 123R which added approximately $69 thousand in additional compensation expense. The increase in spending in 2005 as compared with 2004 is primarily due to an increase in personnel related costs offset by a decrease in consultant costs as we made a concerted effort to replace outsourced engineering personnel with permanent employees.

Sales and marketing
Sales and marketing expenses include payroll, employee benefits, and other headcount related costs associated with sales and marketing personnel and advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses decreased to approximately $1.4 million in the year ended December 31, 2006, from approximately $1.5 million in 2005, and was consistent with the approximately $1.4 million in 2004.  The decrease is primarily related to reduced commission and consultant costs offset by an increase in travel and recruiting costs, and the adoption of SFAS 123R which added approximately $75 thousand in additional compensation expense for the year ended December 31, 2006.  The increased spending in 2005 as compared with 2004 was primarily related to higher personnel related costs and trade show costs, offset by lower commission and consultant costs.

General and administrative
General and administrative costs include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees.  General and administrative expenses increased to approximately $2.2 million in the year ended December 31, 2006, from approximately $1.8 million in 2005.   The increase is primarily related to increases in personnel-related costs, travel costs, accounting fees, director fees, legal costs, reduced bad debt recoveries, information technology fees, and the adoption of SFAS 123R which added approximately $273 thousand of additional compensation expense offset by decreases in consultant and public company related costs.  General and administrative expenses decreased to approximately $1.8 million for the year ended December 31, 2005 from approximately $1.9 million for the year ended December 31, 2004.  The decreased spending was primarily due to decreases seen in legal, professional fees, and insurance costs partially offset by increases in compensation related costs, consultant costs related to Sarbanes Oxley compliance work, and bad debt recoveries.

Occupancy and other facilities-related expenses
Occupancy and other facilities-related expenses decreased to approximately $413 thousand in the year ended December 31, 2006, from approximately $621 thousand in 2005, and decreased from approximately $579 thousand in 2004.  These costs include rent expense and other operating costs associated with our headquarters in Nashua, New Hampshire, in 2005 and 2004 our former headquarters facility in Burlington, Massachusetts, and two other sales and development offices in the United States, in Colorado and in Virginia. The decrease is primarily due to a $170 thousand lease termination fee recognized in 2005 associated with the Company’s decision not to renew the lease on its previous headquarters facility located in Burlington, Massachusetts and decreases in current year rental costs associated with its new headquarters facility in Nashua, New Hampshire partially offset by increased costs associated with the current year expansion of the Company’s Colorado facility. The increased spending in 2005 when compared to 2004 is primarily attributed to the $170 thousand lease termination fee offset by reduced rental costs.

Interest income, net
Interest income, net, consists of interest on cash and cash equivalents.  Interest income increased to approximately $491 thousand in 2006 from approximately $191 thousand in 2005 and approximately $122 thousand in 2004.  The increase in 2006 was primarily related to an increase in the amount of cash available for investment during the year as compared to 2005 and 2004.  The amount in 2004 included approximately $66 thousand of interest received in connection with our settlement reached in April 2004 with the ITC, and approximately $30 thousand of interest received as a result of an income tax refund of approximately $608 thousand received in December 2004.

Settlement fees and other income
Other income consists primarily of gains related to short term mutual fund investments, sales of previously written off assets, and other miscellaneous non-operating income.  The settlement fees reported for the year ended December 31, 2004 are one-time legal and professional fees related to our settlement reached in April 2004 with the ITC concerning tax matters associated with its patent infringement suit against Accord, which was settled in June 2000.

Income tax benefit
The amount reported as current income tax benefit in 2006 is comprised of approximately $66 thousand, in both estimated federal alternative minimum tax expense and estimated state income tax arising from states where the company conducts business and files a return, offset by a deferred tax benefit of approximately $579 thousand associated with the release of a portion of the Company’s valuation allowance.  The amount reported as current income tax benefit in 2005 is comprised of current income tax expense of approximately $47 thousand, in both estimated federal alternative minimum tax expense and state income tax expense. In addition, the amount includes a deferred tax benefit of approximately $138 thousand associated with the release of a portion of our valuation allowance based on our conclusion that a portion of the deferred tax asset would be realized.  The income tax benefit reported in the year ended December 31, 2004 of approximately $1.4 million related to our settlement with the ITC resulting in the receipt in April 2004 of $975 thousand, net of approximately $156 thousand of withholding tax on the gross settlement amount.  The income tax benefit in 2004 also included an approximately $608 thousand refund of prior year taxes relating to the carry back of the net operating losses incurred in 2001 to prior years.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of approximately $12.1 million.  We generated profits from operations of approximately $2.9 million for the year ended December 31, 2006, and a net profit for the year of approximately $3.9 million, as compared with an operating profit in the year ended December 31, 2005 of $3.5 million, and a net profit of approximately $3.8 million in 2005.

We generated cash from operations of $2.9 million in fiscal 2006 compared to $3.8 million in 2005 and $3.2 million in 2004.  Cash provided by operating activities in 2006 were primarily the result of an increase in net income, a decrease in accounts receivable, and increases in accounts payable, accrued expenses, and share-based compensation offset by uses of working capital attributable to an increase in prepaid software licenses and deferred taxes and a decrease in deferred revenue.  Increases in cash provided by operating activities in 2005 were primarily the result of increases in net income and increases in accounts payable, accrued expenses, and deferred revenue offset by increased uses for working capital attributable to an increase in accounts receivable.  In 2004, increases in cash provided by operating activities were primarily the result of increases in net income and increases in deferred revenue offset by increased uses for working capital attributable to increases in accounts receivable and prepaid software licenses.

The Company invested approximately $162 thousand in property and equipment in fiscal 2006 compared to $206 thousand in fiscal 2005 and 93 thousand in fiscal 2004.  The Company has generated cash from financing activities of $18 thousand, $291 thousand, and $102 thousand in 2006, 2005, and 2004 respectively, primarily from proceeds of sales of the Company’s common stock pursuant to the Company’s various stock plans.

Our contractual obligations relate primarily to our facilities leases.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in June 2010. We also have two other leases for office space in the United States, located in Colorado Springs, Colorado, and Sterling, Virginia for sales, development and technical support operations.  These leases expire at various dates through November 2011.  Future minimum lease obligations at December 31, 2006 under all of these non-cancelable operating leases are approximately $178 thousand in 2007, $179 thousand in 2008, $180 thousand in 2009, $126 thousand in 2010, and $98 thousand in 2011.

In February 2005 we entered into a new agreement with Microsoft to extend an existing software distribution license agreement.  During fiscal year 2006, under the agreement, we were required to, and did, purchase a minimum of approximately $2.8 million of product.  We have not settled on a minimum purchase quantity for fiscal year 2007.  We expect to have this settled sometime during the second quarter of 2007.

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

In October 2002, Ezenia sold all patents and pending applications related to its videoconferencing products to Tandberg Telecom AS. Ezenia granted Tandberg a fully paid, non-exclusive, non-transferable license under the patents and pending applications relating to Ezenia’s videoconferencing technology (the video patent portfolio).  Additionally, Ezenia retained a fully paid, non-exclusive, non-transferable license for Ezenia’s use in connection with its videoconferencing and enterprise collaboration products.

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

Operating costs were in line with our expectations for the year ended December 31, 2006 as we began making the necessary investments in building and expanding our infrastructure.  We are committed to continue making the necessary improvements to our infrastructure in 2007 which we believe is necessary in order to compete successfully in the ever increasing competitive collaborative market.

Ezenia’s success in achieving its goal of showing consistent quarterly top line and bottom line growth is largely dependent on whether it can continue to grow its future order bookings and related revenue targets.  Order bookings, which are purchase orders placed by customers, are properly not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order.  Accordingly, largely as a result of our thirteen consecutive quarters of profitability, management believes that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months.  We anticipate that we will continue to generate positive cash flow from operations for 2007 and that existing cash reserves will therefore be sufficient to meet our working and capital requirement needs during this period.

The following table summarizes our outstanding contractual obligations:

(in thousands)	2007	2008-2010	2011	Total
Operating leases	$178	$485	$98	$761
Total contractual obligations	$178	$485	$98	$761

Recent Accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R).  This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognize that cost over the period that such services are performed. Prior to adopting SFAS 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS 123.  The Company adopted SFAS 123R on January 1, 2006 under the modified-prospective transition method and recorded $422 thousand of share based compensation expense in 2006.

In March 2005, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) 107, “Share-based Payment” (“SAB 107”), which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations concerning the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company has accounted for its stock option grants in compliance with SAB 107.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged.  This interpretation waqs issued to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

In September 2006, the Staff of the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No.108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We adopted SAB No. 108 as of December 31, 2006.  The impact of adoption at December 31, 2006 is discussed in Note 2 to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007.  We are required to adopt SFAS No. 157 on January 1, 2008.  We are currently evaluating the potential impact of this statement.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Ezenia! Inc.:

We have audited the accompanying consolidated balance sheet of Ezenia! Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the accompanying index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries at December 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  Also, as discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006 in connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment”.

/s/ VITALE, CATURANO & COMPANY, Ltd.

Boston, Massachusetts
March 21, 2007

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

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the informationset forth therein.

See Note 4 for a discussion regarding restatement of previously filed disclosures regarding the components of the Company’s deferred tax assets. The restatement has no effect on the consolidated financial position, results of operations or cash flows of the Company.

/s/ BROWN & BROWN, LLP

Boston, Massachusetts
March 28, 2006

Consolidated Balance Sheets

(In thousands, except for share related data)	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$12,059	$9,405
Accounts receivable, less allowances of $412 and $339 in 2006 and 2005, respectively	3,580	4,533
Prepaid software licenses	3,346	2,477
Prepaid expenses and other current assets	356	311
Deferred tax assets	717	138
Total current assets	20,058	16,864

Capitalized software, net	87	—
Equipment and improvements, net	304	247
Total assets	$20,449	$17,111

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,917	$1,593
Accrued expenses	535	415
Employee compensation and benefits	229	46
Deferred revenue	5,867	7,125
Total current liabilities	8,548	9,179

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 15,311,174 issued and 14,650,737 outstanding in 2006; 15,248,386 issued and 14,587,949 outstanding in 2005	153	152
Capital in excess of par value	64,368	63,930
Accumulated deficit	(49,759)	(53,289)
Treasury stock; 660,437 shares at cost	(2,861)	(2,861)
	11,901	7,932
Total liabilities and stockholders’ equity	$20,449	$17,111

See accompanying notes.

Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except for share and per share related data)	2006	2005	2004
Revenues
Product revenue	$11,856	$11,726	$8,565
Product development revenue	1,268	1,178	1,455
Service revenue	68	271	371
	13,192	13,175	10,391
Costs of revenues
Cost of product revenue	3,870	3,898	3,107
Cost of product development revenue	535	523	388
Cost of service revenue	20	59	86
	4,425	4,480	3,581
Gross profit	8,767	8,695	6,810

Operating expenses
Research and development	1,723	1,158	1,087
Sales and marketing	1,411	1,535	1,370
General and administrative	2,216	1,826	1,959
Depreciation	105	44	8
Occupancy and other facilities related expenses	413	621	579
Total operating expenses	5,868	5,184	5,003
Income from operations	2,899	3,511	1,807

Other income (expense)
Interest income, net	491	191	122
Settlement fees	—	—	(179)
Other	15	10	7
	506	201	(50)
Income before income taxes	3,405	3,712	1,757
Income tax benefit	(513)	(91)	(1,427)
Net income	$3,918	$3,803	$3,184
Basic and diluted earnings per share:
Basic	$.27	$0.26	$0.23
Diluted	$.26	$0.25	$0.22
Weighted average common shares:
Basic	14,638,488	14,483,399	14,070,034
Diluted	15,048,132	15,127,639	14,537,594

See accompanying notes.

Consolidated Statements of Stockholders’ Equity  and Comprehensive Income
(In thousands, except for share related data)

			Capital			Total
	Common Stock		in Excess of	Accumulated	Treasury	Stockholders’	Comprehensive
	Shares	Par Value	Par Value	Deficit	Stock	Equity	Income
BALANCES AS OF DECEMBER 31, 2003	13,700,380	$144	$63,545	$(60,726)	$(2,861)	$552

Stock issued under employee benefit plans	485,781	4	98			102
Net income				3,184		3,184	3,184
Comprehensive loss							$3,184

BALANCES AS OF DECEMBER 31, 2004	14,186,161	148	63,643	(57,092)	(2,861)	3,838
Stock issued under employee benefit
Plans	401,788	4	287			291
Net income				3,803		3,803	3,803
Comprehensive income							$3,803

BALANCES AS OF DECEMBER 31, 2005	14,587,949	152	63,930	(53,289)	(2,861)	7,932

Cumulative effect adjustment (see note 2)				(388)		(388)
Stock issued under employee benefit
Plans	62,788	1	16			17
Stock based compensation expense			422			422
Net income				3,918		3,918	3,918
Comprehensive income							$3,918

BALANCES AS OF DECEMBER 31, 2006	14,650,737	$153	$64,368	$(49,759)	$(2,861)	$11,901

See accompanying notes.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Operating activities
Net income	$3,918	$3,803	$3,184
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	105	44	8
Amortization of capitalized software	53	—	—
Share-based compensation	422	—	—
Bad debt (recoveries)	(16)	(50)	(110)
Deferred taxes	(579)	(138)	—
Changes in operating assets and liabilities:
Accounts receivable	969	(1,018)	(610)
Prepaid software licenses	(799)	153	(906)
Prepaid expenses and other current assets	(45)	(5)	(9)
Accounts payable, accrued expenses, and employee and compensation benefits	527	549	9
Deferred revenue	(1,616)	462	1,629
Net cash provided by operating activities	2,939	3,800	3,195

Investing activities
Purchases of equipment and improvements	(162)	(206)	(93)
Capitalized software	(140)	—	—
Net cash used for investing activities	(302)	(206)	(93)

Financing activities
Proceeds from stock issued under employee benefit plans	17	291	102
Net cash provided by financing activities	17	291	102

Change in cash and cash equivalents	2,654	3,885	3,204
Cash and cash equivalents at beginning of year	9,405	5,520	2,316
Cash and cash equivalents at end of year	$12,059	$9,405	$5,520
Supplementary disclosure of cash flow information:
Interest paid	$3	$2	$1
Income taxes (refunded) paid	$296	$—	$(1,271)

See accompanying notes.

Notes to the Consolidated Financial Statements

1.  Nature of Business and Basis of Presentation

Ezenia! Inc. (“Ezenia”, “we”, or the “Company”) operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.   Founded in 1991, Ezenia develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users. Ezenia’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time.   Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

The consolidated financial statements include the accounts of Ezenia and its wholly owned subsidiaries.  All significant inter-company transactions and balances have been eliminated.  All assets and liabilities of Ezenia’s foreign subsidiaries are translated at the rate of exchange at the end of the year, while sales and expense are translated at the average rate in effect during the year.  The net effect of these translation adjustments was immaterial for all periods presented.

2.  Summary of Significant Accounting Policies

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

Revenue recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, and consulting, and video products.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (AICPA). Revenue from IWS training, installation, and consulting services are recognized as the services are performed because the Company believes we have established vendor specific objective evidence (VSOE) of fair value based on the price charged when the services are sold separately.

Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104), issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the IWS product according to customer specifications.  We account for product development revenue in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA.  When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage of completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customers’ acceptance is recognized upon the customer’s acceptance in accordance with terms of the contract.  The associated cost recognition with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized.  As of December 31, 2006 we had no unbilled receivables or deferred costs related to milestone contracts.  As of December 31, 2005 we had approximately $492 thousand of unbilled receivables and approximately $120 thousand of incurred deferred costs related to milestone contracts.  Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings. Product development revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received. Product development revenues are adjusted to actual upon final audit and retroactive adjustment. Estimated contractural allowances are provided based on management’s evaluation of current contract terms.

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

Video Product Warranties

Our video hardware products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a period of 90 days, at no cost to our customers. Our policy is to establish warranty reserves at the time of sale when our estimates of the costs that will be incurred to fulfill those warranty requirements become material. At December 31, 2006, we believe that our future cost of materials, labor and overhead for the servicing of our video hardware products sold through that date are not material and no reserve is warranted. If actual product failures or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Third Party Technology

Ezenia’s IWS product incorporates third party technology in the form of software licenses, which we purchase from other software vendors.  Software licenses purchased from vendors are reported as prepaid licenses and amortized to cost of revenue over the subscription period, which is generally one year.

Advertising

Advertising costs are included in sales and marketing expense.  Ezenia uses its website as its main form of advertising along with participating in various industry related trade shows and currently does not incur material advertising costs. Advertising costs are expensed as incurred. Advertising expense approximated $40 thousand, $49 thousand, and $39 thousand in fiscal years 2006, 2005 and 2004, respectively.

Cash equivalents

Ezenia considers all highly liquid investments with a maturity of 90 days or less at the date of purchase, or investments that can be converted to cash quickly such as mutual funds, to be cash equivalents.

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

Revenue from one customer accounted for approximately 19% of total revenues in 2006, 20% of total revenues in 2005, and 33% of total revenues in 2004.  Accounts receivable from this customer amounted to approximately $1.1 million, $1.8 million and $1.8 million at December 31, 2006, 2005 and 2004, respectively. Revenue from international markets was approximately $209 thousand, $362 thousand and $391 thousand 2006, 2005 and 2004, respectively.

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

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have historically not been material, and accordingly, were expensed when incurred in these instances.

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

During 2006, as a result of our assessment of future taxable income through 2007, we released approximately $579 thousand of valuation allowance against deferred tax assets resulting in a net deferred tax asset of approximately $717 thousand.

Net income (loss) per share

The Company reports net income (loss) per share in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.” Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted net income (loss) per share are as follows:

	2006	2005	2004
Basic	14,638,488	14,483,399	14,070,034
Effect of assumed exercise ofstock options	409,644	644,240	467,560
Diluted	15,048,132	15,127,639	14,537,594
Outstanding options excluded as impact is anti-dilutive	1,486,608	760,752	783,752

Accounting for share-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R).  This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognize that cost over the period that such services are performed.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25.   The Company adopted SFAS 123R on January 1, 2006 under the modified-prospective transition method.

Prior to adopting SFAS 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS 123.  Accordingly, no stock-based compensation cost was recognized in the statement of operations in connection with the issuance of stock options under any of our Stock Option Plans, or through our 1995 Employee Stock Purchase Plan for periods ended prior to January 1, 2006.  We have applied the modified-prospective method in adopting SFAS 123R.  Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption.  Under the modified prospective method, compensation cost recognized in the twelve months ended December 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

In March 2005, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) 107, “Share-based Payment” (“SAB 107”), which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations concerning the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s

Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company has accounted for its stock option grants in compliance with SAB 107.

The following table illustrates the effect on our net income and earnings per share had we used the fair value method prescribed by SFAS 123 to measure compensation expense related to stock options and awards granted to employees for the years ended December 31, 2005 and 2004.

	2005	2004
	(in thousands except for per share information)
Net income, as reported	$3,803	$3,184
Deduct: share-based compensation expense determined under fair value method for all awards, net of tax	(273)	(155)
Pro forma net income	$3,530	$3,029
Earnings per share as reported:
Basic	$0.26	$0.23
Diluted	$0.25	$0.22
Earnings per share pro-forma:
Basic	$0.24	$0.21
Diluted	$0.23	$0.21

For the year ended December 31, 2006, the Company recorded share-based compensation expense in the consolidated statements of operations as follows:

Year Ended
December 31, 2006
(in thousands)
Cost of revenues	$5
Research and development	69
Sales and marketing	75
General and administrative	273
$422

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

	Year ended December 31,
	2006	2005	2004
Expected volatility	99.64%-110.66%	150.79%-154.06%	153.93%-155.26%
Risk-free interest rate	4.28%-5.22%	4.0-4.50%	2.00%-4.75%
Expected life in years	4.0	4.0	4.0
Expected dividend yield	None	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2006, 2005, and 2004 was $2.34, $1.44 and $0.53 per share, respectively.  We estimated forfeitures related to option grants at an annual rate of 20.51% per year and true up for actual forfeitures each reporting period.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.32 years, amounted to $1.4 million at December 31, 2006.

The weighted average exercise price of stock options exercised for the year ended December 31, 2006 was $0.31.  The intrinsic value of stock options exercised for the year ended December 31, 2006 was $134 thousand.

In November 2005, the FASB issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided by this FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Recent Accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged.  This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning January 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

In September 2006, the Staff of the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No.108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We adopted SAB No. 108 during fiscal 2006.  Our 2006 financial results include a cumulative effect adjustment for adjustments previously deemed immaterial in our revenue and cost of sales amortization for our InfoWorkSpace product line and a non-material correction of the 2005 income tax provision.  The cumulative effect adjustment results from applying the provisions of SAB No. 108.  Historically, the amortization of the InfoWorkSpace deferred revenue and the related cost of sales was done using a full month convention of amortization, whereby a full month of revenue and prepaid license cost was amortized in the month of license shipment, regardless of what day of the month the product was shipped on.  This had the effect of accelerating revenue and cost recognition.  Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments related to the license revenue and prepaid license cost amortization.  We determined the impact from the adjustment to be immaterial to current and prior periods’ financial results under the “rollover” method.  However, we have evaluated the adjustment using the dual approach method described in SAB No. 108 and accordingly, as of January 1, 2006, we recorded a cumulative effect adjustment to increase the deferred revenue balance by $358 thousand and increase the prepaid software license cost by $70 thousand, with a corresponding net charge to retained earnings of $288 thousand.  During 2006 we also identified a $100 thousand error in the 2005 tax provision related primarily to income apportionments for state taxes.  We believe that this adjustment is immaterial to both 2006 and 2005.  In accordance with SAB No. 108, the income tax error was corrected as of January 1, 2006 by recording an adjustment to increase the income tax accrual by $100 thousand, with a corresponding charge to retained earnings of $100 thousand.  In accordance with SAB No. 108, reported results for periods prior to January 1, 2006 have not been adjusted.

The 2006 financial statements were affected by these adjustments through a $149 thousand increase in product revenue, with a corresponding increase of $25 thousand in cost of product revenue and a $99 thousand increase in the income tax benefit.  Of these amounts, approximately $69 thousand of the increase in product revenue, $13 thousand of the increase in cost of product revenue, and $99 thousand of the increase in the income tax benefit was applicable to previously reported 2006 periods through September 30, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007.  We are required to adopt SFAS No. 157 on January 1, 2008.  We are currently evaluating the potential impact of this statement.

3.                                      Equipment and Improvements

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Depreciation is calculated using the straight-line method over the useful lives of the respective assets.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term. For the years ended December 31, 2006, 2005, and 2004, we had the following activity net of depreciation:

	2006	2005
	(in thousands)
Computer equipment and purchased software	$306	$172
Office equipment	46	38
Furniture and fixtures	40	25
Leasehold improvements	69	64
Total equipment and improvements	$461	$299
Less: accumulated depreciation	(157)	(52)
Total equipment and improvements, net	$304	$247

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $105 thousand, $44 thousand, and $8 thousand respectively.

4.                                      Income taxes

The provision (benefit) for income taxes is as follows:

	Year ended December 31
	2006	2005	2004
	(In thousands)
Current:
Federal	$15	$45	$(608)
State	51	2	—
Foreign	—	—	(819)
Total current	$66	$47	$(1,427)

Deferred:
Federal	$(560)	$(107)	$—
State	(19)	(31)	—
Foreign	—	—	—
Total deferred	$(579)	$(138)	$—

Total income tax benefit	$(513)	$(91)	$(1,427)

The amount reported as income tax benefit in 2006 is comprised of estimated federal Alternative Minimum tax expense associated with the 2006 federal income tax return and estimated state income tax arising from states where the company conducts business and files a return, and receives minimal or no benefit from state Net Operating Loss carry forwards to absorb current year taxable income from current state taxation, offset by a deferred tax benefit of approximately $579 thousand primarily associated with the release of a portion of the Company’s valuation allowance.  The amount reported as income tax benefit in 2005 is comprised of current income tax expense of approximately $47 thousand in estimated federal alternative minimum tax expense and state income tax expense, and a deferred tax benefit of approximately $138 thousand primarily associated with the release of a portion of the Company’s valuation allowance.  The amount reported as income tax benefit in 2004 is the result of an $819 thousand net settlement reached with the Israel Tax Commission and a $608 thousand refund received in connection with the 2002 carry back of net operating losses incurred in 2001.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate at December 31 for the years ended 2006, 2005, and 2004 is as follows:

	Year ended December 31
	2006	2005	2004
	(In thousands)
Federal income tax at federal statutory tax rate	$1,163	$1,262	$597
State taxes, net of federal benefit	200	266	105
Research and development and other tax credits	16	45	708
Change in valuation allowance and utilization of net operating losses	(1,869)	(1,461)	(1,259)
Prior year refunds and reversal of reserves	—	—	(1,427)
Permanent differences and other	(23)	(203)	(151)
Total income tax expense (benefit)	$(513)	$(91)	$(1,427)

The Company’s deferred tax assets consist of the following:

	2006	2005
	(In thousands)
Net operating loss carryforwards	$17,534	$21,239
Purchased intangibles	4,266	5,389
Tax credit carryforwards	2,484	3,077
Reserves, accruals and allowances	2,317	2,422
Depreciation and amortization	17	(12)
Total gross deferred tax asset	26,618	32,115
Valuation allowance	(25,901)	(31,977)
Net deferred tax asset	$717	$138

At December 31, 2006 and December 31, 2005, the Company has domestic federal net operating loss carryforwards of approximately $51.1 million and $53.1 million respectively, available to reduce future taxable income, which expire at various dates beginning in 2020 through 2025. The Company also has federal research and development tax credit carryforwards of approximately $2.4 million available at both December 31, 2006 and 2005 respectively, to reduce future tax liabilities. The Company has state net operating loss carryforwards of approximately $3.1 million and $53.2 million as of December 31, 2006 and 2005 respectively available to reduce future state taxable income, which expire at various dates beginning in 2006 through 2011. The Company also has state research and development tax credit carryforwards of approximately of $- and $918 thousand as of December 31, 2006 and 2005, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2015 through 2020.

The company was previously headquartered in Massachusetts and had accumulated approximately $53 million and $918 thousand in Massachusetts net operating loss and credit carryforwards, respectively. During 2006 the Company concluded that it does not expect to have income reportable in Massachusetts. Accordingly, the Company wrote the Massachusetts net operating loss and credit carryforwards off against the previously provided valuation allowance.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss (NOL) carryforwards and research and development credit carryforwards which may be utilized annually to offset future taxable income and taxes payable.

As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards, research and experimentation credit carryforwards, capitalized start up expenditures, purchased intangibles,  and research and development expenditures amortizable over sixty months.  Management has determined at this time that it is more likely than not that the Company will recognize a portion of the benefits of its federal and state deferred tax assets.  Accordingly, in 2006 and 2005, a provision for current income tax of approximately$66 thousand and  $47 thousand respectively, relating to federal alternative minimum and state income taxes was recorded, which was offset by the release of a valuation allowance of approximately $579 thousand and $138 thousand.  As a result, a valuation allowance of approximately $25.9 million and $32.0 million has been established at December 31, 2006 and 2005 respectively, resulting in a net deferred tax asset of approximately $717 thousand and $138 thousand, respectively.  The amount of the deferred tax asset considered realizable could be reduced or increased in the near term if estimates of future taxable income during the carryforward period change.

Restatement of 2004 and 2003 deferred tax items:

In connection with the Company’s review of income tax returns previously filed in relation to our disclosures relative to certain temporary differences we have restated certain of the deferred tax asset amounts and corresponding valuation from our previously filed Form 10-K’s for the years ended December 31, 2004 and 2003, respectively. While the adjustments individually are material to our tax disclosures there was no impact to our balance sheet, statement of operations stockholders equity or cash flows. Accordingly, the following represents the restated amounts as compared to amounts previously disclosed in our prior Form 10-K.

The Company’s deferred tax assets comprise of the following:

	2004 (as restated)	2003 (as restated)	2004 (as originally reported)	2003 (as originally reported)
Net operating loss carryforwards	$21,927	$21,363	$21,400	$18,512
Purchase intangibles	6,013	6,162	6,013	5,903
Research and development and other credits	3,342	3,718	3,718	5,166
Accruals and allowances not current deductible for tax purposes	2,156	3,138	2,156	1,425
Depreciation and other	—	316	—	316
	34,438	34,697	33,287	31,322
Valuation allowance	(33,438)	(34,697)	(38,287)	(31,322)
Total deferred tax assets	$—	$—	$—	$—

The restatements in 2003 were primarily related to a $2,851 thousand understatement of state net operating loss carryforwards, an understatement of cumulative temporary differences related to purchase intangibles of $259 thousand and of various reserves, accruals and allowances of $1,713 thousand offset by an overstatement of tax credit carryforwards of $1,448 thousand. The 2004 restatements relate primarily to a $527 thousand understatement of federal net operating losses offset by a $376 thousand overstatement of tax credit carryforwards.

As a result of these restatements to the aforementioned deferred tax items a restated reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate for the years 2004 and 2003 is as follows:

	2004 (as restated)	2003 (as restated)	2004 (as originally reported)	2003 (as originally reported)
Federal income tax at federal statutory tax rate	$597	$(373)	$597	$(373)
State income taxes, net of federal benefit	105	—	105	—
Research and development and other tax credits	708	—	708	—
Change in valuation allowance	(1,259)	1,038	1,965	1,308
Prior year refunds and reversal of reserves	(1,427)	(267)	(1,427)	(267)
Adjustment of prior year	—	—	(4,127)	—
Other	(151)	(665)	752	(665)
	$(1,427)	$(267)	$(1,427)	$(267)

5.                                      Other Income

Ezenia had previously settled a patent infringement suit against Accord in the United States District Court for the District of Massachusetts.  The settlement agreement provided, among other things, that Ezenia receive $6.5 million in return for a covenant not to sue with respect to the patents that were the subject of the litigation.  Ezenia received the payment in 2000, net of foreign tax withholding of $975 thousand, pending a resolution of certain tax matters related to the settlement with the tax authorities in Israel.  In April 2004, Ezenia reached a settlement agreement with the Israel Tax Commission (ITC), resulting in the receipt by Ezenia of cash proceeds related to the disputed amount, net of interest earned, tax withholding, and settlement fees of approximately $179 thousand, of approximately $706 thousand.

6.                                      Commitments and Contingencies

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in June 2010. We also have two other leases for office space in the United States, located in Colorado Springs, Colorado; and Sterling, Virginia for sales, development and technical support operations.  In February 2006, we amended our operating lease for our development and technical support operation in Colorado Springs, Colorado whereby we added an additional 2,010 square feet to the premises and extended the lease for an additional five years.  These leases expire at various dates through November 2011. Rent expense was approximately $148 thousand, $199 thousand, and $278 thousand in 2006, 2005 and 2004, respectively.  Future minimum lease obligations at December 31, 2006 under all of these non-cancelable operating leases are approximately $178 thousand in 2007, $179 thousand in 2008, $180 thousand in 2009, $126 thousand in 2010, and $98 thousand in 2011.

Ezenia is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business.  Currently we are not a defendant in any claims or suits.   As of December 31, 2004, Ezenia had reserved approximately $160 thousand for potential liabilities that we expected to incur as a result of lawsuits filed during the fourth quarter of 2004.  During the quarter ended June 30, 2005, we resolved these suits for approximately $15 thousand and therefore reversed the excess accrual of approximately $145 thousand, which is included as a credit in general and administrative expense as a change in estimate in 2005.

7.                                      Stockholders Equity

The Company has authorized 2,000,000 shares of undesignated Preferred Stock. Each series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors.

8.                                      Benefit Plans

Stock option plans

The Company’s Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”) provided for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, for up to 6,090,541 shares to officers, employees and consultants.  The 1991 Plan terminated on March 31, 2001, and no further options have been granted under the 1991 Plan subsequent to that date.  At December 31, 2006, there were 655,252 shares of common stock reserved to be issued upon exercise of outstanding options granted under the 1991 Plan.

The 2001 Stock Incentive Plan was approved and adopted by the Board of Directors on April 11, 2001 (the “2001 Stock Incentive Plan”). The 2001 Stock Incentive Plan provided for the sale or award of common stock, or the grant of non-qualified stock options for the purchase of common stock, for up to 5,000,000 shares to officers, directors, employees and consultants of the Company.  Vesting of options granted under the 2001 Stock Incentive Plan accelerates upon change of control or acquisition as defined in the 2001 Stock Incentive Plan. The 2001 Stock Incentive Plan terminated on December 31, 2004 and no further options have been granted under the 2001 Stock Incentive Plan subsequent to this date.  At December 31, 2006, there were 168,046 shares of common stock reserved to be issued upon exercise of outstanding options granted under the 2001 Stock Incentive Plan.

The 2004 Stock Incentive Plan was approved and adopted by the Board of Directors on December 31, 2004 (the “2004 Stock Incentive Plan”). The 2004 Stock Incentive Plan provides for the sale or award of common stock or the grant of non-qualified stock options for the purchase of common stock, for up to 7,500,000 shares to officers, directors, employees and consultants of the Company. The Board of Directors administers the 2004 Stock Incentive Plan, and the terms of grants and awards made pursuant to the 2004 Stock Incentive Plan.  Vesting of options granted under the 2004 Stock Incentive Plan accelerates upon change of control or acquisition as defined in the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan will terminate on December 31, 2014.  At December 31, 2006, there were 1,539,550 shares of common stock reserved to be issued upon exercise of outstanding options granted under the 2004 Stock Incentive Plan.

1994 Non-employee director stock option plan

In April 1995, the Board of Directors and shareholders approved the Director Plan, which was amended by the Board of Directors on June 5, 2002 (the “Director Plan”).  The Director Plan provided that the Board of Directors, at its discretion, was permitted to grant options to non-employee directors, subject to terms and conditions as determined by the Board of Directors.  The Director Plan terminated on November 9, 2004, and no further options have been granted under the Director Plan subsequent to that date.  At December 31, 2006, there were 34,000 shares of common stock reserved to be issued upon exercise of outstanding options granted under the Director Plan.

A summary of option activity under the 2004 Stock Incentive Plan, 2001 Stock Incentive Plan, the 1991 Plan and the Director Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,438,221	$4.02
Granted	1,045,200	1.44
Terminated	(271,388)	1.10
Exercised	(366,394)	0.71

Outstanding at December 31, 2005	1,845,639	$3.65
Granted	773,600	3.15
Terminated	(165,418)	2.44
Exercised	(56,973)	0 .31

Outstanding at December 31, 2006	2,396,848	$3.66

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2006 were 6.76 years and $991 thousand, respectively.  The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2006 were 4.64 years and $490 thousand, respectively.

Related information for options outstanding and exercisable as of December 31, 2006 under these option plans is as follows:

Range of exercise prices	Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$0.11 - $0.97	800,984	7.60	$0.84	381,825	$0.79
1.02 - 1.92	108,756	8.52	1.69	34,640	1.56
2.01 - 2.95	264,906	8.86	2.58	55,751	2.43
3.08 - 4.50	586,702	9.08	3.29	19,252	3.97
7.81 - 9.13	635,500	2.39	8.33	635,500	8.33

	2,396,848	6.76	3.66	1,126,968	5.20

Employee stock purchase plan

The Company’s 1995 Employee Stock Purchase Plan (the “1995 Employee Stock Purchase Plan”) as amended on May 30, 2001 and further amended on January 24, 2005, provided eligible employees the right to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  Participation in the offering was limited to 10% of an employee’s compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), could be terminated at any time by the employee and automatically ended on termination of employment with the Company.  A total of 900,000 shares of common stock had been reserved for issuance under the 1995 Employee Stock Purchase Plan.  Pursuant to the terms of the 1995 Employee Stock Purchase Plan, no shares under the 1995 Employee Stock Purchase Plan can be issued after January 31, 2005 and, as such, the 1995 Employee Stock Purchase Plan is now terminated.  In fiscal year 2005, 35,394 shares of common stock were issued at the grant date fair value of $0.85 per share under the 1995 Employee Stock Purchase Plan.  No shares were issued under the 1995 Employee Stock Purchase Plan during fiscal year 2006 and 2004.

Savings plan

The Company sponsors a savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code.  Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits.  Contributions from the Company are made at the discretion of the Board of Directors and approximated $32,000, $22,000, and $18,000 in 2006, 2005, and 2004, respectively.

Deferred Compensation Plan

Effective March 31, 2006, the Company adopted the Ezenia Deferred Compensation Plan (the “Plan”). Under this Plan, eligible employees may elect to defer up to 100% of their base and incentive compensation into the Plan. The Company is under no obligation to establish a fund or reserve in order to pay the benefits under the Plan except in the event of a change in control.  If funded, the plan Trustee makes all investment decisions for the Trust on behalf of the participants. The Company has not guaranteed a return on investment for the participants, however, all earnings and losses on the Plan assets are borne by the Participant.  All contributions and earnings are fully vested to the Participant when made but are subject to the Company’s creditors in the event of bankruptcy.  As a result, the assets held in the Plan have been recorded as cash equivalents in the consolidated balance sheet with a corresponding liability being recorded as deferred compensation, which is included in employee compensation and benefits in the accompanying consolidated balance sheet.  Interest earned on the Plan assets is recorded as interest income in the consolidated statement of operations. A corresponding entry to deferred compensation is made to increase (decrease) the amounts due the Participant resulting from the changes in the asset value with an offsetting charge or credit to general and administrative expense. Compensation expense, including employee deferrals, was approximately $195 thousand in the year ended December 31, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2006, the Company’s management, under the supervision and with the participation of both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned, “Proposal No. 1 - Election of Directors” and “Section 16(a) - Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required with respect to this item may be found in the sections captioned “Executive Compensation and Other Information Concerning Directors and Executive Officers” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information found in the section captioned, “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 about the Company’s equity compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	2,228,802	(1)	$3.90	5,956,481 (2)

Equity compensation plans not approved by security holders	168,046	(3)	$0.41	—

Total	2,396,848		$3.66	5,956,481

(1)                                  Includes 655,252 shares of common stock to be issued upon exercise of outstanding options under the Amended and Restated 1991 Stock Incentive Plan, 34,000 shares of common stock to be issued upon exercise of outstanding options under the 1994 Non-Employee Director Option Plan, and 1,539,550 shares of common stock to be issued upon exercise of outstanding options under the 2004 Stock Incentive Plan.

(2)                                  Includes 5,956,481 shares of common stock remaining available for future issuance under the 2004 Stock Incentive Plan. The Amended and Restated 1991 Stock Incentive Plan terminated on March 31, 2001, the 1994 Non Employee Director Option Plan terminated on November 9, 2004, and the 1995 Employee Stock Purchase Plan terminated on January 31, 2005, and no additional options may be granted under these plans.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required with respect to this item may be found in the section captioned, “Certain Transactions” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required with respect to this item may be found in the section captioned, “Principal Accountant Fees and Services” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents Filed as Part of Form 10-K

1.                                      Consolidated Financial Statements.

The following consolidated financial statements and supplementary data are included in Part II-Item 8 filed as part of this report:

•                  Report of Independent Registered Public Accounting Firm

•                  Consolidated Balance Sheets as of December 31, 2006 and 2005

•                  Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•                  Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•                  Notes to Consolidated Financial Statements

•                  Quarterly Financial Information (unaudited)

2.                                      Financial Statement Schedule.

•                  Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

3.                                      List of Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(9)	2004 Stock Incentive Plan
10.15(1)	License Agreement dated January 2, 1995 between the Registrant and Datapoint Corporation.

10.16(1)	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.

10.19(3)+	Employment Agreement dated January 22, 1998 between the Registrant and Khoa D. Nguyen.

10.20(4)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended.

10.21(a)(5)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.

10.21(b)(8)	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government Systems Corporation.

10.22(6)+	2001 Stock Incentive Plan of the Registrant.
10.23(7)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.

10.24(7)	License Agreement dated as of August 1, 2002 between the Registrant and Telecom AS.
10.25(7)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor Tandberg Telecom AS.
10.26(7)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.27(7)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant Tandberg Telecom AS.
10.28(10)	First Amended and Restated Software Distribution License Agreement dated January 1, 2005 by and between Microsoft Corporation and Ezenia! Inc.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Brown & Brown, LLP
23.2	Consent of Vitale, Caturano & Company Ltd.
31.1	Consent of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-OIxley Act of 2002.
31.2	Consent of the Company’s Chief Financial Officer pursuant to 18 U. S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Khoa D. Nguyen	Chairman, Chief Executive Officer,	March 30, 2007
Khoa D. Nguyen	and President

/s/ Ronald L. Breland	Director	March 30, 2007
Ronald L. Breland

/s/ Gerald P. Carmen	Director	March 30, 2007
Gerald P. Carmen

/s/ Thomas G. McInerney	Director	March 30, 2007
Thomas G. McInerney

/s/ John A. McMullen	Director	March 30, 2007
John A. McMullen

/s/ John F. Stewart	Director	March 30, 2007
John F. Stewart

/s/ Robert N. McFarland	Director	March 30, 2007
Robert N. McFarland

/s/ Roger N. Tuttle	Chief Financial Officer	March 30, 2007
Roger N. Tuttle	and Secretary

/s/ Kenneth E. Garofano	Vice President — Strategic Media	March 30, 2007
Kenneth E. Garofano	Technology

/s/ Michael A. Bass	Chief Technical Officer	March 30, 2007
Michael A. Bass	and Vice President—Business Development

EZENIA! INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A — Description	Column B	Column C - Additions		Column D	Column E
Accounts Receivable Allowances	Balance At Beginning Of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions — Uncollectible Accounts Written-off	Balance at End of Period

Year Ended December 31, 2006	$339,246	(15,967)	89,630	-	$412,909

Year Ended December 31, 2005	$370,696	(50,000)	25,000	(6,450)	$339,246

Year Ended December 31, 2004	$1,068,262	(110,000)	-	(587,566)	$370,696

Exhibit Index

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(9)	2004 Stock Incentive Plan
10.15(1)	License Agreement dated January 2, 1995 between the Registrant and Datapoint
Corporation.
10.16(1)	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.19(3)+	Employment Agreement dated January 22, 1998 between the Registrant and
Khoa D. Nguyen.
10.20(4)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended.
10.21(a)(5)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the
Registrant and General Dynamics Government Systems Corporation.
10.21(b)(8)	Agreement and Release dated as of December 31, 2002 by and between the
Registrant and General Dynamics Government Systems Corporation.
10.22(6)+	2001 Stock Incentive Plan of the Registrant.
10.23(7)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and
Tandberg Telecom AS.
10.24(7)	License Agreement dated as of August 1, 2002 between the Registrant and
Telecom AS.
10.25(7)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor
Tandberg Telecom AS.
10.26(7)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg
Telecom AS.
10.27(7)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant
Tandberg Telecom AS.
10.28(10)	First Amended and Restated Software Distribution License Agreement dated January
1, 2005 by and between Microsoft Corporation and Ezenia! Inc.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Brown & Brown, LLP
23.2	Vitale, Caturano & Company, Ltd.
31.1	Consent of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 302 of the Sarbanes-OIxley Act of 2002.
31.2	Consent of the Company’s Chief Financial Officer pursuant to 18 U. S.C. Section
1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C.
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

(9)             Incorporated by reference from the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2004

(10)       Incorporated by reference from the Company’s Form 10-Q