Form 10-Q
period 2007-03-31
EZENIA INC
filed 2007-05-15
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2007 was 14,673,472.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share related data)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$11,859	$12,059
Accounts receivable, less allowances of $412 at March 31, 2007 and $412 at December 31, 2006	1,808	3,580
Prepaid software licenses	2,728	3,346
Prepaid expenses and other current assets	443	356
Deferred tax assets	708	717
Total current assets	17,546	20,058

Capitalized software, net	70	87
Equipment and improvements, net	281	304
Total assets	$17,897	$20,449

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$355	$1,917
Accrued expenses	168	535
Employee compensation and benefits	254	229
Deferred revenue	5,085	5,867
Total current liabilities	5,862	8,548

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,313,909 issued and 14,653,472 outstanding at March 31, 2007; 15,311,174 issued and 14,650,737 outstanding at December 31, 2006	154	153
Capital in excess of par value	64,486	64,368
Accumulated deficit	(49,744)	(49,759)
Treasury stock at cost, 660,437 shares at March 31, 2007 and December 31, 2006	(2,861)	(2,861)
Total stockholders’ equity	12,035	11,901
Total liabilities and stockholders’ equity	$17,897	$20,449

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for share and per share related data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues
Product revenue	$2,256	3,148
Product development revenue	411	472
Service revenue	1	29
	2,668	3,649
Cost of revenues
Cost of product revenue	881	1,014
Cost of product development revenue	308	172
Cost of service revenue	1	5
	1,190	1,191

Gross profit	1,478	2,458

Operating expenses
Research and development	527	325
Sales and marketing	404	362
General and administrative	532	619
Depreciation	33	20
Occupancy and other facilities related expenses	115	98
Total operating expenses	1,611	1,424

Income (loss) from operations	(133)	1,034

Interest income, net	153	75
Other income	5	—

Income before income taxes	25	1,109

Income tax (expense) benefit	(9)	297

Net income	$16	$1,406

Basic and diluted earnings per share:
Basic	$0.00	$0.10
Diluted	$0.00	$0.09

Weighted average common shares:
Basic	14,652,385	14,616,890
Diluted	14,997,662	14,933,847

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net income	$16	$1,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33	20
Amortization of capitalized software	17
Share-based compensation	116	84
Deferred taxes	9	(324)
Changes in operating assets and liabilities:
Accounts receivable	1,772	1,492
Prepaid software licenses	618	252
Prepaid expenses and other current assets	(87)	(73)
Accounts payable, accrued expenses, and employee and compensation benefits	(1,904)	(1,611)
Deferred revenue	(782)	4
Net cash provided by (used in) operating activities	(192)	1,250

Investing activities
Purchases of equipment and improvements	(10)	(29)
Capitalized software	—	(140)
Net cash used for investing activities	(10)	(169)

Financing activities
Proceeds from stock issued under employee benefit plans	3	8
Net cash provided by financing activities	3	8

Change in cash and cash equivalents	(200)	1,089
Cash and cash equivalents at beginning of period	12,059	9,405
Cash and cash equivalents at end of period	$11,859	$10,494

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Business and Basis of Presentation

Ezenia! Inc. (“Ezenia”, “we”, “our”, or the “Company”) operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.  Founded in 1991, Ezenia develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users.  Ezenia’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia and its wholly owned subsidiaries.  In the opinion of management, these financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ materially from these estimates.  The accounting policies applied are consistent with those disclosed in our Annual Report on Form 10-K as disclosed in Note 2.

2.  Revenue recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, consulting, and video products.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (“AICPA”).  Revenue from IWS training, installation, and consulting services are recognized as the services are performed because the Company believes we have established vendor specific objective evidence (“VSOE”) of fair value based on the price charged when the services are sold separately.

Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104), issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the IWS product according to customer specifications.  We account for product development revenue in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA.  When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage of completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with terms of the contract.  The associated cost recognition associated with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings.  Product development revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received.  Product development revenues are adjusted to actual upon final audit and retroactive adjustment.  Estimated contractual allowances are provided based on management’s evaluation of current contract terms.

Service revenue represents sales of service contracts related to the maintenance of the Company’s legacy video product line.  Maintenance revenue is deferred and recognized ratably over the term of the applicable agreement.

Product and software licenses are sold without any contractual right of return by the customer.  Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements, or for product sales in advance of revenue recognition.  Judgments are required in evaluating the creditworthiness of our customers.  In all instances, revenue is not recognized until we have determined, at the outset of the arrangement that collectibility is reasonably assured.  Amounts billed to customers related to shipping and handling charges are recorded upon shipment and the related costs are included in cost of goods sold.

3.  Share-based compensation

The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), effective January 1, 2006 using the modified-prospective method. SFAS No. 123(R) requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award and requires the Company to estimate forfeitures at the grant date. Total share-based compensation cost was $116 thousand and $84 thousand for the three months ended March 31, 2007 and 2006, respectively.

A summary of stock option activity under all of the Company’s option plans for the quarter ended March 31, 2007 is as follows:

	Number Of Shares	Weighted Average Exercise Price Fair Value
Options outstanding, December 31, 2006	2,396,848	$3.66
Granted	556,150	2.15
Exercised	(2,735)	0.96
Canceled	(82,234)	3.01
Options outstanding, March 31, 2007	2,868,029	$3.39
Options exercisable, March 31, 2007	1,312,340	$4.82

We estimate the fair value of each option award issued under the Company’s option  plans on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of our common stock.  We base the expected term of the options on our historical option exercise data with a minimum life expected equal to the vesting period of the option.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of the grant for a term closest to the expected life of the options.

	Three months ended March 31
	2007	2006
Expected volatility	96.89%	89.11%
Risk-free interest rate	4.48%	4.59%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in the first quarter of fiscal years 2007 and 2006 was $1.50 and $2.17 per share, respectively.  We estimated forfeitures related to option grants at an annual rate of 20.51% and 18.47% during the period ending March 31, 2007 and 2006, respectively,

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.59 years, amounted to $1.8 million at March 31, 2007.

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

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to manufacturing.  Prior to Version 3.0, discussed above, costs incurred after technological feasibility is established have historically not been material, and accordingly, were expensed when incurred in these instances.

5.  Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  FIN 48 also requires significant new annual disclosures in the notes to the financial statements.  The effect of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle.  We adopted FIN 48 at the beginning on January 1, 2007.

At December 31, 2006, the Company has net operating loss (“NOL”) carryforwards of $51.1 million expiring at various dates through 2025, and research and development (“R&D”) credit carryforwards of 2.4 million expiring at various dates through 2025. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL or R&D credits carryforwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credits carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

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

  The financial statements for the three months ended March 31, 2006 were affected by these adjustments through a $22 thousand decrease in product revenue, with a corresponding decrease of $3 thousand in cost of product revenue and a $51 thousand increase in the income tax benefit.  The adjustments had no net impact on the Company’s cash flow.  The accompanying condensed consolidated statements of income and cash flows for the period ended March 31, 2006 have been adjusted to reflect the impact of the adoption of SAB 108.

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

6.  Income taxes

The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.  Deferred tax assets and liabilities are generally determined at the end of each year and based on the future tax consequences that can be attributed to net operating loss and credit carryovers as well as the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  The realization of deferred tax assets is dependent upon the generation of future taxable income.  In determining the valuation allowance, the Company considers past performance, expected future taxable income, and qualitative factors which the Company considers to be appropriate to be considered in estimating future taxable income.  The Company’s forecast of expected future taxable income is for future periods that can be reasonably estimated.  Changes in results that differ materially from our current expectations may cause us to change our judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have previously recorded.

7.  Net income per share

The Company reports earnings per share in accordance with the SFAS No. 128,”Earnings per Share.” Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the quarters ending March 31, 2007 and 2006 are as follows:

	2007	2006
Basic — weighted average shares outstanding	14,652,385	14,616,890
Dilutive impact from outstanding stock options	345,277	316,957
Diluted — weighted average shares outstanding	14,997,662	14,933,847

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

In April 2007 we entered into a new two year agreement with Microsoft to extend an existing software distribution license agreement through 2008.  Under the agreement, we are required to purchase a minimum of approximately $1.7 million of product during fiscal year 2007 and a minimum of $2.75 million in 2008 with an additional $0.5 million over the life of the contract.

Ezenia is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business.  Currently we are not a defendant in any claims or suits.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, expansion of our sales, service, engineering and marketing organizations, key differentiators in our market, changes in the competitive landscape, future financial results, product development and offerings, revenues from our legacy videoconference products and services, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our InfoWorkSpace version 3.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the United States Government as our largest customer, new product introductions and enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Item 1A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2006 and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

The quarter ending March 31, 2007 marked our fourteenth consecutive quarter of profitability.  For the quarter, revenues declined approximately 26.9%, operating loss was approximately $133 thousand, and basic earnings per share was $0.00, down $0.10 per share, when compared to the quarter ending March 31, 2006.  Revenue relating to our IWS product declined approximately 28.3% for the quarter ending March 31, 2007 as compared to the comparable period in 2006.  These results clearly demonstrate the impact of the budgetary constants within the Department of Defense (DOD) in 2006 and which continue into 2007.  IWS-related revenue accounted for approximately 99.9% of total revenues. We continued to see a decline in revenue related to our legacy videoconferencing product line as expected.  Operating expenses as a percentage of revenue increased to approximately 60% for the quarter ending March 31, 2007, as compared to approximately 39.0% for the quarter ended March 31, 2006 as we continued to invest in R&D expenditures to expand IWS functionality.

Our current business focus is to continue to enhance our various collaborative product and service offerings, and to continue to develop and ultimately to deploy the next generation of products and services, while continuing our investment in expanding our sales, service, engineering, and marketing organizations.  We will continue to focus on expanding our customer base within the DOD and intelligence community, while pursuing new opportunities with various agencies and first responders dealing with the threat of terrorism and natural disasters, as well as being opportunistic on potential commercial applications.   This focus is subject to change as the driving influence in our future direction will be based on the needs of our customer base, both current and future.  The market for multi-media collaboration products is highly competitive and we expect both, competition and the overall market for competitive products to significantly increase in the future.  In addition, some of our current and potential competitors have longer operating histories and greater financial, technical, sales, and marketing resources.  If we are unable to retain our existing customers in the U.S. government, or we are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt the IWS collaborative software product over alternative technologies marketed by our competitors, our financial results would suffer.  We believe that the key differentiating factors in the market will continue to be breadth of capabilities, demonstrated interoperability, price, performance, network management capabilities, reliability, scalability, customer support and security.

Results of Operations

Revenue:  Revenue declined 26.8% to approximately $2.7 million for the quarter ended March 31, 2007 from approximately $3.7 million reported for the quarter ended March 31, 2006.   This decline in revenue was principally related to reduced sales of the Company’s InfoWorkSpace product line, which includes license, maintenance, consulting, training, and product development revenue. Approximately 74% of the IWS revenue decline resulted from the non-renewals, partial and delayed IWS license renewals related to various agencies within the Intelligence Community(IC) and branches of the Armed Forces. The remaining 26% relate primarily to delays and cutbacks in exercise activities normally requiring support from the Company.  Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product. InfoWorkSpace product related revenues accounted for approximately 99.9% of total revenues for the quarter ending March 31, 2007, as compared to approximately 99.2% for the same period in 2006.  Revenue from legacy videoconferencing products decreased approximately 96.6% for the period ended March 31 2007, as compared to the same period in 2006.  We expect our legacy videoconferencing products and related services to continue to decline as a percentage of total revenues.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for less than 1% of total revenue for the three month period ended March 31, 2007 as compared to approximately 1% for the same period in 2006.

Gross Profit:  Cost of revenues includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenues was approximately 55.4% for the quarter ended March 31, 2007 as compared to approximately 67.4% for the quarter ended March 31, 2006. The decline in product gross profit is primarily attributed to reduced IWS training and consulting engagements and a decline in margin related to product development revenue as a result of increased 3rd party content in our current development contract from approximately 63.6% for the quarter ended March 31, 2006 to 25.1% for the current quarter.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development. Research and development expenses increased by 62% to approximately $527 thousand for the quarter ended March 31, 2007 from approximately $325 thousand for the quarter ended March 31, 2006.  The majority of this increase relates to the capitalization of certain costs in 2006 associated with the release of IWS 3.0 and the labor cost rechanneling in 2007 from funded R&D projects to internal development.    Additional consulting dollars have also been spent to augment the existing staff working on new products.

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased by 11.6%, to approximately $404 thousand for the quarter ended March 31, 2007 from approximately $362 thousand for the quarter ended March 31, 2006, due to an increase in employee related compensation costs plus an increase in recruiting costs, offset by a decrease in commission expense.

General and Administrative:   General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees.  General and administrative expenses decreased by 14.0% to approximately $532 thousand for the quarter ended March 31, 2007 as compared to approximately $619 thousand for the quarter ended March 31, 2006, primarily due to a decrease in headcount-related costs and a decrease in legal and consultant costs offset by a $46 thousand increase in stock-based compensation.

Occupancy and Other Facilities Related Expenses:  Occupancy and other facilities-related expenses include rent expense and other operating costs associated with the Company’s headquarters facility in Nashua, New Hampshire, and two other sales and development offices in Colorado and Virginia.  Occupancy costs increased by 17.3% to approximately $115 thousand during the three-month period ended March 31, 2007 as compared to approximately $98 thousand for the corresponding period of the previous year.  The increase in spending was primarily due to the rental of additional space in our Colorado Office.

Interest Income, net:   Interest income, net consists of interest income on cash, cash equivalents and marketable securities. Interest income, net, increased to approximately $153 thousand for the three months ended March 31, 2007 from approximately $75 thousand for the period ended March 31, 2006. The increase is due to an increase of cash available for investment during the current quarter as compared to the quarter ended March 31, 2006 along with higher interest rates.

Other Income:  Other income consists primarily of unrealized gains on short term investments.

Income Tax Benefit:  The amount reported as current income tax expense for the quarter ended March 31, 2007 is comprised of current income tax expense of approximately $9 thousand, in both federal and state taxes.  For the quarter ended March 31, 2006, the income tax benefit reported consisted of approximately $462 thousand in both federal and state income tax expense offset by a deferred tax benefit of approximately $759 thousand associated with the release of a portion of our valuation allowance.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of approximately $11.9 million.  We generated profits from operations of approximately $25 thousand for the quarter ended March 31, 2007, and a net profit for the quarter of approximately $16 thousand, as compared with an operating profit and net profit in the quarter ended March 31, 2006 of approximately $1.1 million and $1.4 million, respectively.

In the quarter ended March 31, 2007 the company used cash from operations of approximately $192 thousand compared to generating cash of approximately $1.3 million for the quarter ended March 31, 2006.   Cash was generated by decreases in accounts receivable and prepaid software licenses offset by a decrease in Accounts Payable and deferred revenue. Increases in cash provided by operating activities in the first quarter of 2006 were primarily the result of increases in net income and decreases in accounts receivable and prepaid software licenses, offset by increased uses for working capital attributable to a decrease in accounts payable and accrued expenses and an increase in prepaid expenses and other current assets.

The Company invested approximately $10 thousand in property and equipment during the first quarter of 2007 compared to approximately $29 thousand during the first quarter of 2006.  The Company also invested approximately $140 thousand in capitalized software costs associated with the release of Version 3.0 of InfoWorkSpace during the quarter ended March 31, 2006.  The Company has generated cash from financing activities of approximately $3 thousand and $8 thousand during the first quarter of 2007 and 2006 respectively, due to proceeds of sales of the Company’s common stock pursuant to the Company’s various stock plans.

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

In April 2007 we entered into a new two year agreement with Microsoft to extend an existing software distribution license agreement through 2008.  Under the agreement, we are required to purchase a minimum of approximately $1.7 million of product during fiscal year 2007 and a minimum of $2.75 million in 2008 with an additional $0.5 million over the life of the contract.

We include standard intellectual property indemnification provisions in our licensing agreements in the ordinary course of business. Pursuant to our product license agreements, we will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to our products. Other agreements with our customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

In May 2003, after failing to comply with certain continued listing standards for the NASDAQ SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, or the requirement to have a minimum $2.5 million in stockholders equity, Ezenia received a delisting notification from NASDAQ.  After exercising its right for an appeal of this determination to a NASDAQ Listing Qualifications Panel, the Panel determined to delist Ezenia’s securities from The NASDAQ Stock Market in August 2003. Since then, Ezenia’s common stock has been quoted on the OTC Bulletin Board.  The market value and liquidity of Ezenia’s common stock, as well as Ezenia’s ability to raise additional capital, has been and may continue to be materially adversely affected by this delisting decision.

Operating costs were in line with our expectations for the quarter ended March 31, 2007.  Operating costs compared to the quarter ended March  31, 2006 increased by approximately $187 thousand, and was basically in the areas of Research and Development, Sales and Marketing. We remain committed to making the necessary investments in building and expanding our infrastructure in fiscal 2007 and expect to see increased sales and marketing expenses during the remainder of 2007.

Ezenia’s success in achieving its goal of showing consistent quarterly top line and bottom line growth is largely dependent on whether it can continue to grow its future order bookings and related revenue targets.  Order bookings, which are purchase orders placed by customers, are properly not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order.  Accordingly, largely as a result of our fourteen consecutive quarters of profitability, management believes that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months.  We anticipate that we will continue to generate positive cash flow from operations in fiscal  2007 and that existing cash reserves will therefore be sufficient to meet our working and capital requirement needs during this period.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

To date, Ezenia has not utilized derivative financial instruments or derivative commodity instruments. Ezenia invests cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper, mutual funds and short-term money market funds. These investments are subject to minimal credit and market risk and Ezenia has no debt other than its contractual lease obligations. A 10% change in interest rates would not have a material impact on Ezenia’s financial position, operating results or cash flows. We have closed our foreign offices, and sales to foreign customers from the United States are in U.S. dollars.  Therefore, Ezenia has no significant foreign currency risk.

Item 4.                          Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the Company’s management, under the supervision and with the participation of both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

For factors that could affect the Company’s business, results of operation and financial condition, see the risk factors discussion provided in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

EZENIA! INC.

(Registrant)

Date: May 15, 2007	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Roger N. Tuttle
Roger N. Tuttle
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)