Form 10-Q
period 2007-06-30
EZENIA INC
filed 2007-08-15
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐     No ☒

The number of shares outstanding of the registrant’s Common Stock as of  July  31, 2007 was 14,700,192.

EZENIA! INC.
INDEX

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share related data)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$11,923	$12,059
Accounts receivable, less allowances of $413 at June 30, 2007 and $412 at December 31, 2006	1,100	3,580
Prepaid software licenses	2,400	3,346
Prepaid expenses and other current assets	377	356
Total current assets	15,800	19,341

Capitalized software, net	52	87
Equipment and improvements, net	279	304
Deferred tax assets	717	717
Total assets	$16,848	$20,449

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$361	$1,917
Accrued expenses	158	535
Employee compensation and benefits	287	229
Deferred revenue	3,974	5,675
Total current liabilities	4,780	8,356

Deferred revenue, net of current portion	150	192

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,360,629 issued and 14,700,192 outstanding at June 30, 2007; 15,311,174 issued and 14,650,737 outstanding at December 31, 2006	154	153
Capital in excess of par value	64,634	64,368
Accumulated deficit	(50,009)	(49,759)
Treasury stock at cost, 660,437 shares at June 30, 2007 and December 31, 2006	(2,861)	(2,861)
Total stockholders’ equity	11,918	11,901
Total liabilities and stockholders’ equity	$16,848	$20,449

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share related data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Product revenue	$2,158	$2,985	$4,414	$6,133
Product development revenue	320	556	731	1,028
Service revenue	1	28	2	57
	2,479	3,569	5,147	7,218
Cost of revenues
Cost of product revenue	880	966	1,761	1,980
Cost of product development revenue	243	186	551	358
Cost of service revenue	1	5	2	10
	1,124	1,157	2,314	2,348

Gross profit	1,355	2,412	2,833	4,870

Operating expenses
Research and development	565	437	1,093	762
Sales and marketing	452	295	856	657
General and administrative	636	600	1,167	1,219
Depreciation	35	24	68	44
Occupancy and other facilities related expenses	113	102	228	200
Total operating expenses	1,801	1,458	3,412	2,882

Income (loss) from operations	(446)	954	(579)	1,988

Interest income, net	154	107	307	182
Other income	17	—	22	—
	171	107	329	182

Income (loss) before income taxes	(275)	1,061	(250)	2,170
Income tax (expense) benefit	9	(74)	—	223
Net income (loss)	$(266)	$987	(250)	2,393

Basic and diluted earnings (loss) per share:
Basic	$(0.02)	$0.07	$(0.02)	$0.16
Diluted	$(0.02)	$0.07	$(0.02)	$0.16
Weighted average common shares:
Basic	14,686,234	14,638,705	14,669,950	14,627,858
Diluted	14,686,234	14,954,359	14,669,950	14,944,313

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net income / (loss)	$(250)	$2,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68	44
Amortization of capitalized software	35	18
Share-based compensation	240	192
Deferred taxes	—	(312)
Changes in operating assets and liabilities:
Accounts receivable	2,480	2,548
Prepaid software licenses	946	(180)
Prepaid expenses and other current assets	(21)	103
Accounts payable, accrued expenses, and employee and compensation benefits	(1,875)	(1,201)
Deferred revenue	(1,743)	(1,521)
Net cash provided by (used in) operating activities	(120)	2,084

Investing activities
Purchases of equipment and improvements	(43)	(111)
Capitalized software	—	(140)
Net cash used for investing activities	(43)	(251)

Financing activities
Proceeds from stock issued under employee benefit plans	27	12
Net cash provided by financing activities	27	12

Change in cash and cash equivalents	(136)	1,845
Cash and cash equivalents at beginning of period	12,059	9,405
Cash and cash equivalents at end of period	$11,923	$11,250

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

2.                 Revenue recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, consulting, and video products.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (“AICPA”).  Revenue from IWS training, installation, and consulting services are recognized as the services are performed because we believe that we have established vendor specific objective evidence (“VSOE”) of fair value based on the price charged when the services are sold separately.

Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104), issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the IWS product according to customer specifications.  We account for product development revenue in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA.  When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage of completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with terms of the contract.  The associated cost recognition associated with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings.  Product development revenue and accounts receivable reported in the financial statements are recorded at the amount expected to be received.  Product development revenue are adjusted to actual upon final audit and retroactive adjustment.  Estimated contractual allowances are provided based on management’s evaluation of current contract terms.

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

3.                 Share-based compensation

The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), effective January 1, 2006 using the modified-prospective method. SFAS No. 123(R) requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award and requires the Company to estimate forfeitures at the grant date. In addition, while the Company will recognize compensation cost for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award. Total share-based compensation cost was $125 thousand and $108 thousand for the three months ended June 30, 2007 and 2006, respectively, and $240 thousand and $192 thousand for the six months ended June 30, 2007 and 2006, respectively.

A summary of stock option activity under all of the Company’s option plans  (the “Plans”) for the quarter ended June 30, 2007 is as follows:

		Weighted Average
	Number	Exercise Price
	Of Shares	Fair Value
Options outstanding, January 1, 2007	2,396,848	$3.66
Granted	556,150	2.15
Exercised	(2,735)	0.96
Canceled	(82,234)	3.01
Options outstanding, March 31, 2007	2,868,029	$3.39
Granted	263,650	1.65
Exercised	(46,720)	0.54
Canceled	(48,827)	1.75
Options outstanding, June 30, 2007	3,036,132	3.30
Options exercisable, June 30, 2007	1,375,035	$4.75

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

	Six months ended June 30,
	2007	2006
Expected volatility	95% - 96%	103% to 111%
Risk-free interest rate	4.53% - 5.05%	4.0% to 4.12%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted during the three months ended June 30, 2007 and 2006 was $1.65 and $2.23 per share, respectively.  The weighted average estimated fair value of options granted during the six months ended June 30, 2007 and 2006 was $1.99 and $2.04 per share, respectively.  We estimated forfeitures related to option grants at an annual rate of 20.51% and 19.53% during the period ending June 30, 2007 and 2006, respectively,

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.56 years, amounted to $1.9 million at June 30, 2007.

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

At December 31, 2006, we had net operating loss (“NOL”) carryforwards of $51.1 million expiring at various dates through 2025, and research and development (“R&D”) credit carryforwards of $2.4 million expiring at various dates through 2025. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since formation of our company we have raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since company formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

In September 2006, the Staff of the Securities and Exchange Commission (“SEC”) issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We adopted SAB No. 108 during fiscal 2006.  Our 2006 financial results include a cumulative effect adjustment for adjustments previously deemed immaterial in our revenue and cost of sales amortization for our IWS product line and a non-material correction of the 2005 income tax provision.  The cumulative effect adjustment results from applying the provisions of SAB No. 108.

Historically, the amortization of the IWS deferred revenue and the related cost of sales was done using a full month convention of amortization, whereby a full month of revenue and prepaid license cost was amortized in the month of license shipment, regardless of the day of the month on which the product was shipped.  This had the effect of accelerating revenue and cost recognition.  Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments related to the license revenue and prepaid license cost amortization.  We determined the impact from the adjustment to be immaterial to current and prior periods’ financial results under the “rollover” method.  However, we have evaluated the adjustment using the dual approach method described in SAB No. 108 and accordingly, as of January 1, 2006, we recorded a cumulative effect adjustment to increase the deferred revenue balance by $358 thousand and increase the prepaid software license cost by $70 thousand, with a corresponding net charge to retained earnings of $288 thousand.  During 2006 we also identified a $100 thousand error in the 2005 tax provision related primarily to income apportionments for state taxes.  We believe that this adjustment is immaterial to both 2006 and 2005.  In accordance with SAB No. 108, the income tax error was corrected as of January 1, 2006 by recording an adjustment to increase the income tax accrual by $100 thousand, with a corresponding charge to retained earnings of $100 thousand.  In accordance with SAB No. 108, reported results for periods prior to January 1, 2006 have not been adjusted.

The financial statements for the three months ended June 30, 2006 were affected by these adjustments through a $12 thousand increase in product revenue, with a corresponding increase of $7 thousand in cost of product revenue and a $3 thousand increase in the income tax benefit.  The financial statements for the six months ended June 30, 2006 were affected by these adjustments through a $10 thousand decrease in product revenue, with a corresponding increase of $4 thousand in cost of product revenue and a $54 increase in the income tax benefit.  The adjustments had no net impact on the Company’s cash flow.  The accompanying condensed consolidated statements of income and cash flows for the period ended March 31, 2006 and the six months ended June 30, 2006 have been adjusted to reflect the impact of the adoption of SAB  108.

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

7.                 Net income per share

The Company reports earnings per share in accordance with the SFAS No. 128, “Earnings per Share”. Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the quarters ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic — weighted average shares outstanding	14,686,234	14,638,705	14,669,950	14,627,858
Dilutive impact from outstanding stock options	—	315,654	—	316,455
Diluted — weighted average shares outstanding	14,686,234	14,954,359	14,669,950	14,944,313

8.                 Commitments and contingencies

Ezenia’s contractual obligations relate primarily to its facilities leases and a contractual purchase commitment.  The primary facility in Nashua, New Hampshire is leased under an operating lease, which expires in June 2010. We also have two other leases for office space in the United States, located in Colorado Springs, Colorado, and Sterling, Virginia for sales, development and technical support operations.  These leases expire at various dates through November 2011.  In July 2007, we signed an additional lease for 6,000 square feet adjacent to our existing rental space in Nashua, New Hampshire.  This additional space will allow us to eliminate offsite storage facilities and provide additional space for our expanding workforce.

In April 2007, we entered into a new agreement with Microsoft to extend an existing software distribution license agreement through 2008.  Under the agreement, we are required to purchase a minimum of $1.7 million of product during fiscal year 2007, and a minimum of $2.75 million in 2008, with an additional $0.5 million over the life of the agreement.

Ezenia is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business.  Currently we are not a defendant in any claims or suits.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, expansion of our sales, service, engineering and marketing organizations, key differentiators in our market, changes in the competitive landscape, future financial results, product development and offerings, revenues from our legacy videoconference products and services, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our InfoWorkSpace (IWS) version 3.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. Government as our largest customer, new product introductions and enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2006, and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

For the quarter ended June 30, 2007, revenues declined approximately 30.5%, operating loss was approximately $266 thousand, and earnings per share was ($0.02), down $0.09 per share, when compared to the quarter ended June 30, 2006.  Revenue relating to our InfoWorkSpace (IWS) product declined approximately 27.7% for the quarter ended June 30, 2007 as compared to the comparable period in 2006.  We believe that these results demonstrate the impact of the budgetary constants within the Department of Defense (DOD) in 2007.  IWS-related revenue accounted for approximately 99.9% of total revenues. We continued to see a decline in revenue related to our legacy videoconferencing product line as expected.  Operating expenses as a percentage of revenue increased to approximately 72.7% for the quarter ending June 30, 2007, as compared to approximately 40.9% for the quarter ended June 30, 2006 as we continued to invest in Research & Development expenditures to expand IWS functionality along with the sales and marketing infrastructure.

On a year-to-date basis, revenue has declined by approximately 28.7%, gross profit has declined 41.8%, and operating expenses increased 18.4% and earnings per share declined by $0.18 when compared to the six- month period ended June 30, 2006.  Operating expenses as a percentage of revenue increased to approximately 66.3% for the six-month period ended June 30, 2007 from 39.9% for the six-month period ended June 30, 2006.

In June 2007, we released our newest version of IWS, version 3.0.6. which includes an increased array of features and capabilities that bring new benefits and flexibility to both end users and system administrators.  In addition, the latest version of Ezenia’s flagship product builds upon the existing robust security infrastructure to provide even higher levels of information assurance within the collaborative environment.  Highlights of IWS v3.0.6 include: Ezenia’s dynamically-downloadable client capability, EZinFORM for better management of team activities, EZinCMD for faster decision-making in real-time, more flexible license management options and improved security capability and compliance with critical standards.

Our current business focus is to continue to enhance our various collaborative product and service offerings, and to continue to develop and ultimately to deploy the enhanced  products and services, while continuing our investment in expanding our sales, service, engineering, and marketing organizations.  We will continue to focus on expanding our customer base within the DOD and intelligence community, while pursuing new opportunities with various agencies and first responders dealing with the threat of terrorism and natural disasters, as well as being opportunistic on potential commercial applications.   This focus is subject to change as the driving influence in our future direction will be based on the needs of our customer base both current and future.  The market for multi-media collaboration products is highly competitive and we expect both, competition and the overall market for competitive products to significantly increase in the future.  In addition, some of our current and potential competitors have longer operating histories and greater financial, technical, sales, and marketing resources.  If we are unable to retain our existing customers in the U.S. government, or we are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt the IWS collaborative software product over alternative technologies marketed by our competitors, our financial results would suffer.  We believe that the key differentiating factors in the market will continue to be breadth of capabilities, demonstrated interoperability, price, performance, network management capabilities, reliability, scalability, customer support and security.

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue:   Revenue declined 30.5% to approximately $2.5 million for the quarter ended June 30, 2007 from approximately $3.6 million reported for the quarter ended June 30, 2006.   This decline in revenue was principally related to reduced sales of our IWS product line, which includes license, maintenance, consulting, training, and product development revenue. Approximately 73% of the IWS revenue decline resulted from the partial and delayed IWS license renewals related to the United States Army and Defense Intelligence Agency.  The remaining 27% relate primarily to delays in exercise activities by several major customers which normally require support from us.  Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product and is generally milestone-based and not recognized until such work is completed and accepted by the custome IWS product-related revenues accounted for approximately 99.9% of total revenues for the quarter ended June 30, 2007, as compared to approximately 98.9% for the same period in 2006.  Revenue from legacy videoconferencing products decreased approximately 96.4% for the period ended June 30, 2007, as compared to the same period in 2006.  We expect our legacy videoconferencing products and related services to continue to decline as a percentage of total revenues.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for less than 1% of total revenue for the three month period ended June 30, 2007 as compared to approximately 2% for the same period in 2006.

Gross Profit:  Cost of revenues includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenues was approximately 54.7% for the quarter ended June 30, 2007 as compared to approximately 67.6% for the quarter ended June 30, 2006. The decline in gross profit is primarily attributed to reduced IWS training and consulting engagements and a decline in margin related to product development revenue as a result of increased third party content in our current development contract from approximately 66.5% for the quarter ended June 30, 2006 to 24.0% for the quarter ended June 30, 2007.

Research and Development:   Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development. Research and development expenses increased by 29.3% to approximately $565 thousand for the quarter ended June 30, 2007 from approximately $437 thousand for the quarter ended June 30, 2006.  The majority of this increase is due to spending in 2007 attributed to the enhancement of our various collaborative product and service offerings.    Additional consulting dollars have also been spent to augment the existing staff working on new products.

Sales and Marketing:   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased by 53.2%, to approximately $452 thousand for the quarter ended June 30, 2007 from approximately $295 thousand for the quarter ended June 30, 2006, due to an increase in employee head count and  related compensation costs plus an increase in consulting costs.

General and Administrative:   General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees.  General and administrative expenses increased by 6% to approximately $636 thousand for the quarter ended June 30, 2007 as compared to approximately $600 thousand for the quarter ended June 30, 2006, primarily due to a decrease in travel and bonus accrual costs offset by a $44 thousand increase in stock-based compensation.

Occupancy and Other Facilities Related Expenses:   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility in Nashua, New Hampshire, and two other sales and development offices in Colorado and Virginia.  Occupancy costs increased by 10.8% to approximately $113 thousand during the three-month period ended June 30, 2007 as compared to approximately $102 thousand for the corresponding period in 2006. The increase in spending was primarily due to the rental of additional space in our Colorado Office.

Interest Income, net:  Interest income, net consists of interest income on cash, cash equivalents and marketable securities. Interest income, net, increased to approximately $154 thousand for the three months ended June 30, 2007 from approximately $107 thousand for the period ended June 30, 2006. The increase is due to an increase of cash available for investment during the current quarter as compared to the quarter ended June 30, 2006, along with higher interest rates.

Other Income:   Other income consists primarily of unrealized gains on short term investments.

Income Tax Benefit:   The amount reported as income tax benefit for the quarter ended June 30, 2007 is comprised of the reversal of first quarter 2007 income tax expense of approximately $9 thousand, in both federal and state taxes.  For the quarter ended June 30, 2006, the reported income tax expenses consisted of an estimate of federal and state income tax expense.

Six months ended June 30, 2007 compared to the six months ended June 30, 2007

Revenue:   Revenue declined 28.7% to approximately $5.1 million for the six months ended June 30, 2007 from approximately $7.2 million reported for the six months ended June 30, 2006.   This decline in revenue was principally related to reduced sales of our IWS product line, which includes license, maintenance, consulting, training, and product development revenue. IWS product-related revenues accounted for approximately 99.9% of total revenues for the six months ended June 30, 2007, as compared to approximately 99.1% for the same period in 2006.  Revenue from legacy videoconferencing products decreased approximately 96.5% for the period ended June 30, 2007, as compared to the same period in 2006.  We expect our legacy videoconferencing products and related services to continue to decline as a percentage of total revenues.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for less than 1% of total revenue for the six month period ended June 30, 2007 as compared to approximately 2% for the same period in 2006.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 55.0% for the six months ended June 30, 2007 as compared to approximately 67.5% for the six months ended June 30, 2006. The decline in gross profit is primarily attributed to reduced IWS training and consulting engagements and a decline in margin related to product development revenue as a result of increased third party content in our current development contract from approximately 65.2% for the six months ended June 30, 2006 to 24.6% for the six months ended June 30, 2007.

Research and Development:   Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development. Research and development expenses increased by 43.4% to approximately $1,093 thousand for the six months ended June 30, 2007 from approximately $762 thousand for the six months ended June 30, 2006.  The majority of this increase is due to spending in 2007 attributed to the enhancement of our various

collaborative product and service offerings.    Additional consulting dollars have also been spent to augment the existing staff working on new products.

Sales and Marketing:   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased by 30.3%, to approximately $856 thousand for the six months ended June 30, 2007 from approximately $657 thousand for the six months ended June 30, 2006, due to an increase in employee head count and  related compensation costs, higher recruiting costs, lower commission expense, plus an increase in consulting costs.

General and Administrative:   General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees.  General and administrative expenses were lower by 4.3% to approximately $1,167 thousand for the six months ended June 30, 2007 as compared to approximately $1,219 thousand for the six months ended June 30, 2006, primarily due to a decrease in travel and bonus accrual costs offset by an increase in stock-based compensation.

Occupancy and Other Facilities Related Expenses:   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility in Nashua, New Hampshire, and two other sales and development offices in Colorado and Virginia.  Occupancy costs increased by 14% to approximately $228 thousand during the six-month period ended June 30, 2007 as compared to approximately $200 thousand for the corresponding period in 2006. The increase in spending was primarily due to the rental of additional space in our Colorado Office.

Interest Income, net:  Interest income, net consists of interest income on cash, cash equivalents and marketable securities. Interest income, net, increased to approximately $307 thousand for the six months ended June 30, 2007 from approximately $182 thousand for the period ended June 30, 2006. The increase is due to an increase of cash available for investment during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, along with higher interest rates.

Other Income:   Other income consists primarily of unrealized gains on short term investments.

Income Tax:   Due to the loss for the six months ended June 30, 2007  there are no state or federal income taxes.  The amount reported as current income tax expense for the six-month period ended June 30, 2006  is comprised of current income tax expense of approximately $1.0 million, in both federal and state taxes.  In addition, the amount includes a deferred tax benefit of approximately $1.2 million associated with the release of a portion of our valuation allowance based on our conclusion that a portion of the deferred tax asset would be realized.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of approximately $11.9 million.  We incurred a loss from operations of approximately $580 thousand for the six-month period ended June 30, 2007, and a net loss for the period of approximately $250 thousand, as compared with an operating profit of approximately $2.0 million and net profit of approximately $2.4 million in the six-month period ended June 30, 2006.

 In the six-month period ended June 30, 2007 we used cash from operations of approximately $120 thousand compared to generating cash of approximately $2.1 million for the six months ended June 30, 2006.   Cash was generated by decreases in accounts receivable and prepaid software licenses offset by a decrease in accounts payable and deferred revenue. Increases in cash provided by operating activities in the six months ended June 30, 2006 were primarily the result of increases in net income and decreases in accounts receivable and prepaid expenses, offset by increased uses for working capital attributable to a decrease in accounts payable and deferred revenue and an increase in prepaid software licenses.

We invested approximately $43 thousand in property and equipment during the first six months of 2007 compared to approximately $111 thousand during the first six months of 2006.  We also invested approximately $140 thousand in capitalized software costs associated with the release of Version 3.0 of IWS during the six months ended June 30, 2006.  We generated cash from financing activities of approximately $27 thousand during the first six months of 2007 and $12 thousand during the first six months of 2006, due to proceeds of sales of the Company’s common stock pursuant to our various stock plans.

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in June 2010. We also have two other leases for office space in the United States, located in Colorado Springs, Colorado and Sterling, Virginia for sales, development and technical support operations.  In February 2006, we amended our operating lease for our development and technical support operation in Colorado Springs, Colorado whereby we added an additional 2,010 of square feet to the premises and extended the lease for an additional five years.  In July 2007, we signed an additional lease for 6,000 square feet adjacent to our existing rented space in Nashua, New Hampshire.  This additional space will allow us to eliminate other offsite storage facilities and provide additional office space for expanding workforce.  These leases expire at various dates through November 2011.

In April 2007, we entered into a new two year agreement with Microsoft to extend an existing software distribution license agreement.  Under the agreement, we are required to purchase a minimum of approximately $1.7 million of product during fiscal year 2007 and a minimum of $2.75 million in 2008 with an additional $0.5 million over the life of the agreement.

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

In May 2003, after failing to comply with certain continued listing standards for the NASDAQ SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, or the requirement to have a minimum $2.5 million in stockholders equity, we received a delisting notification from NASDAQ.  After exercising our right for an appeal of this determination to a NASDAQ Listing Qualifications Panel, the Panel determined to delist our securities from The NASDAQ Stock Market in August 2003. Since then, our common stock has been quoted on the OTC Bulletin Board.  The market value and liquidity of our common stock, as well as our ability to raise additional capital, has been and may continue to be materially adversely affected by this delisting decision.

Operating costs were in line with our expectations for the six months ended June 30, 2007.  Operating costs compared to the six months ended June 30, 2006 increased by approximately $530 thousand, and were basically in the areas of Research and Development, Sales and Marketing. We remain committed to making the necessary investments in building and expanding our infrastructure in fiscal 2007 and expect to see increased sales and marketing expenses during the remainder of 2007.

Order bookings, which are purchase orders placed by customers, are properly not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order.  Accordingly, management believes that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months.

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

Item 4.                          Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the Company’s management, under the supervision and with the participation of both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1A.           RISK FACTORS

For factors that could affect the Company’s business, results of operation and financial condition, see the risk factors discussion provided in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the Company’s risk factors as described in that report.

Item 4.                          Submission of matters to a vote of security holders

On May 23, 2007, at the Company’s 2007 Annual Meeting of Stockholders, the Company’s stockholders met to consider and vote upon one proposal.  The proposal was to elect two Class III Directors, John F. Stewart and Khoa D. Nguyen to hold office for a three-year term and until each such Director’s respective successor has been duly elected and qualified.  Results with respect to the voting on this proposal were as follows:

Nominee John F. Stewart

Votes for	12,577,100
Withheld	689,680

Nominee Khoa D. Nguyen

Votes for	12,698,084
Withheld	568,696

The terms of office of Ronald L. Breland, Gerald P. Carmen, Thomas G. McInerney, and John A. Mullen, the other members of the Board of Directors of the Company, continued after the Annual Meeting.

Item 5.                          Other Information

None

Item 6.                          Exhibits

Exhibit
Number	Description of Exhibit

31.1	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2	Certification of Roger N. Tuttle, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Roger N. Tuttle, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.
(Registrant)

Date: August 15, 2007	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and
President
(Principal Executive Officer)

Date: August 15, 2007	By:	/s/ Roger N. Tuttle
Roger N. Tuttle
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)