Form 10-Q
period 2007-09-30
EZENIA INC
filed 2007-11-08
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock as of October  31, 2007 was 14,700,192.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

ezenia! Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$11,392	$12,059
Accounts receivable, less allowances of $413 at September 30, 2007 and $412 at December 31, 2006	717	3,580
Prepaid software licenses	1,949	3,346
Prepaid expenses and other current assets	329	356
Total current assets	14,387	19,341

Capitalized software, net	35	87
Equipment and improvements, net	425	304
Deferred tax assets	717	717
Total assets	$15,564	$20,449

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$574	$1,917
Accrued expenses	1,713	535
Employee compensation and benefits	317	229
Deferred revenue	2,989	5,675
Total current liabilities	5,593	8,356

Deferred revenue, net of current portion	51	192

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,360,629 issued and 14,700,192 outstanding at September 30, 2007; 15,311,174 issued and 14,650,737 outstanding at December 31, 2006	154	153
Capital in excess of par value	64,734	64,368
Accumulated deficit	(52,107)	(49,759)
Treasury stock at cost, 660,437 shares at September 30, 2007 and December 31, 2006	(2,861)	(2,861)
Total stockholders’ equity	9,920	11,901
Total liabilities and stockholders’ equity	$15,564	$20,449

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Product revenue	$2,003	$2,968	$6,417	$9,103
Product development revenue	19	—	751	1,028
Service revenue	—	7	2	63
	2,022	2,975	7,170	10,194
Cost of revenues
Cost of product revenue	2,160	1,001	3,921	2,982
Cost of product development revenue	17	—	568	358
Cost of service revenue	—	5	2	15
	2,177	1,006	4,491	3,355

Gross profit (loss)	(155)	1,969	2,679	6,839

Operating expenses
Research and development	603	485	1,695	1,247
Sales and marketing	568	384	1,425	1,041
General and administrative	761	500	1,928	1,719
Depreciation	40	28	108	72
Occupancy and other facilities related expenses	125	104	354	305

Total operating expenses	2,097	1,501	5,510	4,384

Income (loss) from operations	(2,252)	468	(2,831)	2,455

Interest income, net	146	155	453	337
Other income	10	—	32	—
	156	155	485	337

Income (loss) before income taxes	(2,096)	623	(2,346)	2,792
Income tax (expense) benefit	—	(113)	—	110
Net income (loss)	$(2,096)	$510	$(2,346)	$2,902

Basic and diluted earnings (loss) per share:
Basic	$(0.14)	$0.03	$(0.16)	$0.20
Diluted	$(0.14)	$0.03	$(0.16)	$0.19
Weighted average common shares:
Basic	14,686,234	14,647,487	14,680,141	14,634,473
Diluted	14,686,234	14,914,259	14,680,141	14,936,218

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,

	2007	2006
Operating activities
Net income (loss)	$(2,346)	$2,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	108	72
Amortization of capitalized software	52	35
Share-based compensation	338	330
Deferred taxes	—	(198)
Bad debt expense (recovery)	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	2,863	3,015
Prepaid software licenses	1,397	301
Prepaid expenses and other current assets	27	(63)
Accounts payable, accrued expenses, and employee and compensation benefits	(77)	(1,485)
Deferred revenue	(2,827)	(2,362)
Net cash provided by (used in) operating activities	(465)	2,532

Investing activities
Purchases of equipment and improvements	(229)	(146)
Capitalized software	—	(140)
Net cash used in investing activities	(229)	(286)

Financing activities
Proceeds from stock issued under employee benefit plans	27	17
Net cash provided by financing activities	27	17

Change in cash and cash equivalents	(667)	2,263
Cash and cash equivalents at beginning of period	12,059	9,405
Cash and cash equivalents at end of period	$11,392	$11,668

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

2.  Revenue recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, and consulting.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants (“AICPA”).  Revenue from IWS training, installation, and consulting services are recognized as the services are performed because we believe that we have established vendor specific objective evidence of fair value based on the price charged when the services are sold separately.

Product development revenue relates to contracts involving customization of the IWS product according to customer specifications.  We account for product development revenue in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA.  When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage of completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with the terms of the contract.  The cost recognition associated with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized. Certain of our product development contracts are subject to governmental audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings.  Product development revenue and accounts receivable reported in the financial statements are recorded at the amount expected to be received.  Product development revenue is adjusted to actual upon final audit and retroactive adjustment.  Estimated contractual allowances are provided based on management’s evaluation of current contract terms.

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

3.  Share-based compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”), effective January 1, 2006 using the modified-prospective method. SFAS No. 123(R) requires compensation cost to be recognized for equity or liability instruments based on the grant date fair value, with expense recognized over the periods that an employee provides service in exchange for the award and requires the Company to estimate forfeitures at the grant date. In addition, the Company  recognizes compensation cost for newly issued equity or liability instruments over the periods that an employee provides service in exchange for the award. Total share-based compensation cost was $98 thousand and $138 thousand for the three months ended September 30, 2007 and 2006, respectively, and $338 thousand and $330 thousand for the nine months ended September 30, 2007 and 2006, respectively.

A summary of stock option activity under all of the Company’s option plans  (the “Plans”) for the quarter ended September 30, 2007 is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Options outstanding, January 1, 2007	2,396,848	$3.66
Granted	556,150	2.15
Exercised	(2,735)	0.96
Canceled	(82,234)	3.01
Options outstanding, March 31, 2007	2,868,029	$3.39
Granted	263,650	1.65
Exercised	(46,720)	0.54
Canceled	(48,827)	1.75
Options outstanding, June 30, 2007	3,036,132	3.30
Granted	77,750	1.10
Exercised	—	—
Canceled	(40,374)	2.63
Options outstanding, September 30, 2007	3,073,508	$3.26
Options exercisable, September 30, 2007	1,469,089	4.56

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

	Nine months ended September 30,
	2007	2006
Expected volatility	94% - 95%	101% - 111%
Risk-free interest rate	4.11% - 4.49%	4.28% - 5.22%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted during the three months ended September 30, 2007 and 2006 was $1.10 and $1.94 per share, respectively.  The weighted average estimated fair value of options granted during the nine months ended September 30, 2007 and 2006 was $1.91 and $2.39 per share, respectively.  We estimated forfeitures related to option grants at an annual rate of 25% and 20% during the period ending September 30, 2007 and 2006, respectively.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.44 years, amounted to $1.7 million at September 30, 2007.

4.  Research and development costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.  During the quarter ended March 31, 2006, we released version 3.0 of our IWS software product.  In connection with this development effort, a total of $140 thousand of costs were capitalized and will be amortized on a straight-line method over the remaining estimated economic life of the product, which we have determined to be two years.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to manufacturing.  Historically, costs incurred after technological feasibility have not been material, and accordingly, were expensed when incurred in these instances.

5.  Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  FIN 48 also requires significant new annual disclosures in the notes to the financial statements.  The effect of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle.  We adopted FIN 48 as of January 1, 2007.

At December 31, 2006, we had net operating loss (“NOL”) carryforwards of $51.1 million expiring at various dates through 2025, and research and development (“R&D”) credit carryforwards of $2.4 million expiring at various dates through 2025. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since formation of our Company, we have raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and the fact that there could be additional changes in control in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

In September 2006, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No.108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We adopted SAB No. 108 during fiscal 2006.  Our 2006 financial results include a cumulative effect adjustment for adjustments previously deemed immaterial in our revenue and cost of sales amortization for our IWS product line and a non-

material correction of the 2005 income tax provision.  The cumulative effect adjustment results from applying the provisions of SAB No. 108.  Historically, the amortization of the IWS deferred revenue and the related cost of sales was done using a full month convention of amortization, whereby a full month of revenue and prepaid license cost was amortized in the month of license shipment, regardless of the day of the month on which the product was shipped.  This had the effect of accelerating revenue and cost recognition.  Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statement adjustments related to the license revenue and prepaid license cost amortization.  We determined the impact from the adjustment to be immaterial to current and prior periods’ financial results under the “rollover” method.  However, we have evaluated the adjustment using the dual approach method described in SAB No. 108 and accordingly, as of January 1, 2006, we recorded a cumulative effect adjustment to increase the deferred revenue balance by $358 thousand and increase the prepaid software license cost by $70 thousand, with a corresponding net charge to retained earnings of $288 thousand.  During 2006, we also identified a $100 thousand error in the 2005 tax provision related primarily to income apportionments for state taxes.  We believe that this adjustment is immaterial to both our 2006 and 2005 financial statements.  In accordance with SAB No. 108, the income tax error was corrected as of January 1, 2006 by recording an adjustment to increase the income tax accrual by $100 thousand, with a corresponding charge to retained earnings of $100 thousand.  In accordance with SAB No. 108, reported results for periods prior to January 1, 2006 have not been adjusted.

 The financial statements for the three months ended September 30, 2006 were affected by these adjustments through a $79 thousand increase in product revenue, with a corresponding increase of $9 thousand in cost of product revenue and a $46 thousand increase in the income tax benefit.  The financial statements for the nine months ended September 30, 2006 were affected by these adjustments through a $69 thousand increase in product revenue, with a corresponding increase of $13 thousand in cost of product revenue and a $100 thousand increase in the income tax benefit.  The adjustments had no net impact on the Company’s cash flow.  The accompanying condensed consolidated statements of operations and cash flows for the three month period ended September 30, 2006 and the nine months ended September 30, 2006 have been adjusted to reflect the impact of the adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007.  We are required to adopt SFAS No. 157 on January 1, 2008.  We are currently evaluating the potential impact of  SFAS No. 157 on our financial statements.

In February 2007, the FASB issued Financial Accounting Statement (“FAS”) No..159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“FAS No. 159”).  The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the potential impact of FAS No. 159 on our financial position and results of operations.

 6.  Income taxes

The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.  Deferred tax assets and liabilities are generally determined at the end of each year and based on the future tax consequences that can be attributed to NOL and credit carryovers as well as the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  The realization of deferred tax assets is dependent upon the generation of future taxable income.  In determining the valuation allowance, the Company considers past performance, expected future taxable income, and qualitative factors which the Company considers to be appropriate in estimating future taxable income.  The Company’s forecast of expected future taxable income is for future periods that can be reasonably estimated.  Changes in results that differ materially from our current expectations may cause us to change our judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have previously recorded.

7.  Net income per share

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the quarters ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic — weighted average shares outstanding	14,686,234	14,647,487	14,680,141	14,634,473
Dilutive impact from outstanding stock options	—	266,772	—	301,745
Diluted — weighted average shares outstanding	14,686,234	14,914,259	14,680,141	14,936,218

8. Shareholder’s Equity

In October 2007, our board of directors authorized the purchase of up to 1 million shares of our common stock at such times through November 2008 and in such amounts as market conditions warrant.  No purchases have been made to date.

9. Commitments and contingencies

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  The primary facility in Nashua, New Hampshire is leased under an operating lease, which expires in June 2010.  The Company also has two other leases for office space in the United States, located in Colorado Springs, Colorado, and Sterling, Virginia, for sales, development and technical support operations.  These leases expire at various dates through November 2011.  In July 2007, the Company signed an additional lease for 6,000 square feet adjacent to our existing rental space in Nashua, New Hampshire.  This additional space will allow us to eliminate offsite storage facilities and provide additional space for our expanding workforce.

On September 24, 2007, the Company announced its plan to consolidate its Colorado Springs and Nashua facilities in Nashua, New Hampshire by the end of 2007.  In connection with the Company’s continuing effort to expand its product offerings and customer base, the Company believes that the consolidation into one facility will result in increased productivity, better coordination within and across functional organizations, and optimized utilization and deployment of personnel.

The Company expects to incur a cost of approximately $211 thousand in connection with the Colorado Springs leased facility.  The Company estimates that the total amount of cost expected to be incurred in connection with the restructuring (including the lease expense) is approximately $500 thousand.  The lease expense of $211 thousand is expected to be recorded in the fourth quarter of 2007 when the Company ceases using the facility and the remaining approximately $289 thousand for primarily relocation and retention costs will be recorded as incurred over the following six months.  It is expected that the entire expense will be a cash expenditure.

In April 2007, the Company entered into a new agreement with Microsoft to extend an existing software distribution license agreement through 2008.  Under the agreement, the Company is required to purchase a minimum of $1.7 million of product licenses during fiscal year 2007, and a minimum of $2.75 million of product licenses during fiscal year 2008, with an additional $0.5 million over the life of the agreement.

After a review of the current forecast for license sales for the balance of the year, the Company recorded a charge of $1.45 million to reserve for excess purchase commitments under the Microsoft agreement.  The charge was recorded as a component of cost of product revenue during the three and nine months ended September 30, 2007.  The Company is continuing its efforts to maximize utilization of licenses on hand and licenses under commitment.  The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

Ezenia is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business.  Currently we are not a defendant in any claims or suits.

10. Related Party Transactions

During 2007, the Company engaged Carmen Group, Inc. as consultants to assist in the development and implementation of a strategy for marketing our products to Federal purchasers within the Department of Defense and appropriate adjacent markets.  The President of the Carmen Group is the son of a member of our Board of Directors.  For the three and nine months ended September 30, 2007, the Company paid the Carmen Group, Inc. $65 thousand and $125 thousand, respectively, for consulting services.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, expansion of our sales, service, engineering and marketing organizations, key differentiators in our market, changes in the competitive landscape, future financial results, product development and offerings, revenues from our legacy videoconference products and services, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of  InfoWorkSpace (IWS) version 3.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. Government as our largest customer, the potential outcome of our current protest of certain procurement practices of the U.S. Government, new product introductions and enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, and unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2006, and in other periodic reports filed with the SEC. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

For the quarter ended September 30, 2007, revenue declined approximately 32.0%, operating loss was approximately $2.3 million, including the Microsoft charge of $1.4 million described below, and earnings per share were ($0.14), down $0.17 per share, when compared to the quarter ended September 30, 2006.  Revenue relating to our InfoWorkSpace (IWS) product declined approximately 32.5% for the quarter ended September 30, 2007 as compared to the comparable period in 2006.  We believe that these results demonstrate the impact of the budgetary constants within the Department of Defense (DOD) in 2007.  In addition, the Company is currently protesting certain procurement practices of the U.S. Government related to certain contracts issued by the Army and/or Defense Information System Agency.  No assurances can be made as to the outcome of this matter, nor the effect of this pending protest on the Company’s declining revenue.  IWS-related revenue accounted for nearly 100% of total revenues. We continued to see a decline in revenue related to our legacy videoconferencing product line as expected.  Operating expenses as a percentage of revenue increased to approximately 104% for the quarter ending September 30, 2007, as compared to approximately 50.5% for the quarter ended September 30, 2006, as we continued to invest in research & development expenditures to expand IWS functionality, along with the sales and marketing infrastructure.

In April 2007, the Company entered into a new agreement with Microsoft to extend an existing software distribution license agreement through 2008.  Under the agreement, the Company is required to purchase a minimum of $1.7 million of product during fiscal year 2007, and a minimum of $2.75 million during fiscal year  2008, with an additional $0.5 million over the life of the agreement.   After a review of the current forecast for license sales for the balance of the year, the Company recorded a charge of $1.45 million to reserve for excess purchase commitments under the Microsoft agreement.  The charge was recorded as a component of cost of product revenue during the three and nine months ended September 30, 2007.  The Company is continuing its efforts to maximize utilization of licenses on hand and licenses under commitment.  The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

On a year-to-date basis, revenue has declined by approximately 29.7%, gross profit has declined 60.8%, operating expenses have increased 25.7% and earnings per share have declined by $0.36 when compared to the nine month period ended September 30, 2006.  Operating expenses as a percentage of revenue increased to approximately 76.8% for the nine month period ended September 30, 2007, from 43.0% for the nine month period ended September 30, 2006.

In June 2007, we released our newest version of IWS, version 3.0.6, which includes an increased array of features and capabilities that bring new benefits and flexibility to both end users and system administrators.  In addition, the latest version of Ezenia’s flagship product builds upon the existing robust security infrastructure to provide even higher levels of information assurance within the collaborative environment.  Highlights of IWS v3.0.6 include: Ezenia’s dynamically-downloadable client capability, EZinFORM for better management of team activities, EZinCMD for faster decision-making in real-time, more flexible license management options and improved security capability and compliance with critical standards.

Our current business focus is to continue to enhance our various collaborative product and service offerings, and to continue to develop and ultimately to deploy the enhanced products and services, while continuing our investment in expanding our sales, service, engineering, and marketing organizations.  We will continue to focus on expanding our customer base within the DOD and intelligence community, while pursuing new opportunities with various agencies and first responders dealing with the threat of terrorism and natural

disasters, as well as being opportunistic on potential commercial applications.   This focus is subject to change as the driving influence in our future direction will be based on the needs of our customer base both current and future.  The market for multi-media collaboration products is highly competitive and we expect both competition and the overall market for competitive products to significantly increase in the future.  In addition, some of our current and potential competitors have longer operating histories and greater financial, technical, sales, and marketing resources.  If we are unable to retain our existing customers in the U.S. government, or we are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt the IWS collaborative software product over alternative technologies marketed by our competitors, our financial results would suffer.  We believe that the key differentiating factors in the market will continue to be breadth of capabilities, demonstrated interoperability, price, performance, network management capabilities, reliability, scalability, customer support and security.

Results of Operations

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenue:   Revenue declined 32.0% to approximately $2.0 million for the quarter ended September 30, 2007 from approximately $3.0 million for the quarter ended September 30, 2006.   This decline in revenue was related to reduced sales of our IWS product line, which includes license, maintenance, consulting, training, and product development revenue. Approximately 80.0% of the IWS revenue decline resulted from the partial and delayed IWS license renewals related to the U.S. Army and Defense Intelligence Agency.  The remaining 20.0% is primarily attributable to delays in exercise activities by several major customers which normally require support from us.  Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product and is generally milestone-based and not recognized until such work is completed and accepted by the customer. IWS product-related revenues accounted for 100% of our revenues for the quarter ended September 30, 2007, as compared to approximately 99.5% for the same period in 2006.  Revenue from legacy videoconferencing products decreased approximately 100% for the period ended September 30, 2007, as compared to the same period in 2006.  We expect our legacy videoconferencing products and related services  will not provide us with any significant future revenue.

Revenue from international markets accounted for less than 1% of total revenue for the three month period ended September 30, 2007 as well as the same period in 2006.

Gross Profit:  Cost of revenues includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenues was a negative 7.7% for the quarter ended September 30, 2007 as compared to approximately 66.2% for the quarter ended September 30, 2006. The decline in gross profit is primarily attributed to the Microsoft charge of $1.4 million, reduced IWS training and consulting engagements and a decline in license shipments for the quarter ended September 30, 2007.

Research and Development:   Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses increased 24.3% to approximately $603 thousand for the quarter ended September 30, 2007 from approximately $485 thousand for the quarter ended September 30, 2006.  The majority of this increase was due to spending in 2007 attributed to the enhancement of our various collaborative product and service offerings.    Additional consulting dollars have also been spent to augment the existing staff working on new products.

Sales and Marketing:   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased 48.2%, to approximately $568 thousand for the quarter ended September 30, 2007 from approximately $384 thousand for the quarter ended September 30, 2006, due to an increase in employee head count and related compensation costs plus an increase in consulting costs.

General and Administrative:   General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees.  General and administrative expenses increased  52.0% to approximately $761 thousand for the quarter ended September 30, 2007 as compared to approximately $500 thousand for the quarter ended September 30, 2006, primarily due to an increase in travel, relocation bonus accrual, salaries and related costs, legal expenses, Sarbanes Oxley implementation consultant fees, and tax-related expenses.

Occupancy and Other Facilities-Related Expenses:   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and our two other sales and development offices located in Colorado and Virginia.  Occupancy costs increased 21.1% to approximately $125 thousand during the three-month period ended September 30, 2007 as compared to approximately $104 thousand for the corresponding period in 2006. The increase in spending was primarily due to the rental of additional space in our Colorado office plus an increase in telephone/networking expenses.

Interest Income, net:  Interest income, net, consists of interest income on cash and cash equivalents. Interest income, net, declined to approximately $146 thousand for the three months ended September 30, 2007 from approximately, $155 thousand for the same period in 2006. The decline is due to a slight decrease in cash available for investment during the current quarter as compared to the quarter ended September 30, 2006.

Other Income:   Other income consists primarily of gains on the Company’s cash equivalents.

Income Tax:   Due to the loss position for the quarter ended September 30, 2007, no taxes were recorded.  For the quarter ended September 30, 2006, the reported income tax expenses consisted of an estimate of federal and state income tax expense.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenue:   Revenue declined 29.7% to approximately $7.2 million for the nine months ended September 30, 2007 from approximately $10.2 million reported for the nine months ended September 30, 2006.   This decline in revenue was primarily related to reduced sales of our IWS product line, which includes license, maintenance, consulting, training, and product development revenue.  IWS product-related revenue accounted for approximately 99.9% of total revenue for the nine months ended September 30, 2007, as compared to approximately 99.2% for the same period in 2006.  Revenue from legacy videoconferencing products decreased approximately 91.4% for the period ended September 30, 2007, as compared to the same period in 2006.  We expect our legacy videoconferencing products and related services will not provide us with any significant future revenue.

Revenue from international markets, primarily derived from sales of videoconferencing products and related services, accounted for less than 1% of total revenue for the nine-month period ended September 30, 2007, as compared to approximately 2% for the same period in 2006.

Gross Profit:   Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue. Gross profit as a percentage of revenue was approximately 37.4% for the nine months ended September 30, 2007, as compared to approximately 67.1% for the nine months ended September 30, 2006. The decline in gross profit is primarily attributed to the Microsoft charge of $1.5 million, reduced IWS training and consulting engagements and a decline in margin from approximately 65.2% as a result of increased third party content in our current development contract for the nine months ended September 30, 2006 to 24.3% for the nine months ended September 30, 2007.

Research and Development:   Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses increased 35.9% to approximately $1,695 thousand for the nine months ended September 30, 2007, from approximately $1,247 thousand for the nine months ended September 30, 2006.  The majority of this increase was due to spending in 2007 attributed to the enhancement of our various collaborative product and service offerings.    Additional consulting dollars have also been spent to augment the existing staff working on new products.

Sales and Marketing:   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased  36.9%, to approximately $1,425 thousand for the nine months ended September 30, 2007 from approximately $1,041 thousand for the nine months ended September 30, 2006, due to an increase in employee headcount and related compensation costs, higher recruiting costs, lower commission expense, and an increase in consulting costs.

General and Administrative:   General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses increased 12.2% to approximately $1,928 thousand for the nine months ended September 30, 2007 as compared to approximately $1,719 thousand for the nine months ended September 30, 2006, primarily due to an increase in stock-based compensation, employee compensation and networking expenses.

Occupancy and Other Facility-Related Expenses:   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and two other sales and development offices located in Colorado and Virginia.  Occupancy costs increased 16.0% to approximately $354 thousand during the nine-month period ended September 30, 2007 as compared to approximately $305 thousand for the corresponding period in 2006. The increase in spending was primarily due to the rental of additional space in our Colorado office plus an increase in telephone/networking expenses.

Interest Income, net:  Interest income, net, consists of interest income on cash and cash equivalents. Interest income, net, increased to approximately $453 thousand for the nine months ended September 30, 2007 from approximately $337 thousand for the period ended September 30, 2006. The increase was due to an increase of cash available for investment during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, together with higher interest rates.

Other Income:   Other income consists primarily of gains on the Company’s cash equivalents.

Income Tax:   Due to the loss for the nine months ended September 30, 2007,  there were no state or federal income taxes.  The amount reported as current income tax expense for the nine-month period ended September 30, 2006 was comprised of current income tax expense of approximately $1.1 million, in both federal and state taxes.  In addition, the amount includes a deferred tax benefit of approximately $1.2 million associated with the release of a portion of our valuation allowance based on our conclusion that a portion of the deferred tax asset would be realized.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of approximately $11.4 million.  We incurred a loss from operations of approximately $2.8 million for the nine month period ended September 30, 2007, and a net loss for the period of approximately $2.3 million, as compared with an operating profit of approximately $2.5 million and net profit of approximately $2.9 million in the nine month period ended September 30, 2006.

 In the nine month period ended September 30, 2007, we used cash from operations of approximately $667 thousand compared to generating cash of approximately $2.3 million for the nine months ended September 30, 2006.   Cash was generated by decreases in accounts receivable and prepaid software licenses offset by a decrease in accounts payable and deferred revenue. Increases in cash provided by operating activities in the nine months ended September 30, 2006 were primarily the result of increases in net income and decreases in accounts receivable and prepaid expenses, offset by increased uses for working capital attributable to a decrease in accounts payable and deferred revenue and an increase in prepaid software licenses.

In October 2007, our Board of Directors authorized the purchase of up to 1 million shares of our common stock at such times through November 2008 and in such amounts as market conditions warrant. No purchases have been made to date.

We invested approximately $229 thousand in property and equipment during the first nine months of 2007 compared to approximately $146 thousand during the first nine months of 2006.  We also invested approximately $140 thousand in capitalized software costs associated with the release of version 3.0 of IWS during the nine months ended September 30, 2006.  We generated cash from financing activities of approximately $27 thousand during the first nine months of 2007 and $17 thousand during the first nine months of 2006, due to proceeds from sales of the Company’s common stock pursuant to our various stock plans.

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in June 2010. We also have two other leases for office space in the United States, located in Colorado Springs, Colorado and Sterling, Virginia for sales, development and technical support operations.  In February 2006, we amended our operating lease for our development and technical support operation in Colorado Springs, Colorado, whereby we added an additional 2,010 square feet to the premises and extended the lease for an additional five years.  In July 2007, we signed an additional lease for 6,000 square feet adjacent to our existing rented space in Nashua, New Hampshire.  This additional space will allow us to eliminate other offsite storage facilities and provide additional office space for expanding workforce.  These leases expire at various dates through November 2011.

On September 24, 2007, the Company announced its plan to consolidate its Colorado Springs and Nashua facilities in Nashua, New Hampshire by the end of 2007.  In connection with the Company’s continuing efforts to expand its product offerings and customer base, the Company believes that the consolidation into one facility will result in increased productivity, better coordination within and across functional organizations, and optimized utilization and deployment of personnel.

The Company expects to incur a cost of approximately $211 thousand in connection with the Colorado Springs  leased facility.  The Company estimates that the total amount of cost expected to be incurred in connection with the restructuring (including the lease expense) is approximately $500 thousand. The lease expense of $211 thousand is expected to be recorded in the fourth quarter of 2007 when the Company ceases using the facility and the remaining approximately $289 thousand for primarily relocation and retention costs will be recorded as incurred over the following six months.  It is expected that the entire expense will be a cash expenditure.

In April 2007, the Company entered into a new agreement with Microsoft to extend an existing software distribution license agreement through 2008.  Under the agreement, the Company is required to purchase a minimum of $1.7 million of product licenses during fiscal year 2007, and a minimum of $2.75 million of product licenses during fiscal year  2008, with an additional $0.5 million over the life of the agreement.

After a review of the current forecast for license sales for the balance of the year, the Company recorded a charge of $1.45 million to reserve for excess purchase commitments under the Microsoft agreement.  The charge was recorded as a component of cost of product revenue during the three and nine months ended September 30, 2007.  The Company is continuing its efforts to maximize utilization of licenses on hand and licenses under commitment.  The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

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

In May 2003, after failing to comply with certain continued listing standards for the NASDAQ SmallCap Market,, we received a delisting notification from NASDAQ.  After exercising our right for an appeal of this determination to a NASDAQ Listing Qualifications Panel, the Panel determined to delist our securities from The NASDAQ Stock Market in August 2003. Since then, our common stock has been quoted on the OTC Bulletin Board.  The market value and liquidity of our common stock, as well as our ability to raise additional capital, has been and may continue to be materially adversely affected by this delisting decision.

Operating costs were in line with our expectations for the nine months ended September 30, 2007. Operating costs compared to the nine months ended September 30, 2006 increased by approximately $1,126 thousand and were basically in the areas of research and development and sales and marketing. We remain committed to making the necessary investments in building and expanding our infrastructure in fiscal 2007 and expect to see increased sales and marketing expenses during the remainder of 2007.

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

Item 4.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the Company’s management, under the supervision and with the participation of both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed on the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is currently protesting certain procurement practices of the U.S. Government by and through various purchasing units within the U.S.Department of the Army.  The Company instituted a bid-protest action against the United States in the United States Court of Federal Claims on October 31, 2007, alleging that the Army awarded or intends to award improper sole-source or brand name contracts related to collaboration software in violation of the Competition in Contracting Act and the Federal Acquisition Regulation requirements.  The Company is seeking certain declarations regarding the Army’s practices in awarding these sole-source contracts, preliminary and permanent injunctive relief prohibiting contract performance or award until the Army conducts full and open competition, an award of the Company’s legal fees and such other relief as may be awarded by the Court.  No assurances can be made as to the outcome of this matter, nor the effect of this pending protest on the Company’s business, financial condition or results of operations.

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

EZENIA! INC.

(Registrant)

Date: November 7, 2007	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date: November 7, 2007	By:	/s/ Roger N. Tuttle
Roger N. Tuttle
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)