Form 10-Q/A
period 2007-09-30
EZENIA INC
filed 2007-11-14
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amended report on Form 10-Q/A is being filed to revise the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 that was filed on November 8, 2007 (the “Report”) to correct an error in Item 1 - Notes to Condensed Consolidated Financial Statements, Note 8 - Shareholder’s Equity, and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.  Both sections of the Report originally stated that 1 million shares of stock were authorized by the Board of Directors to be purchased by Ezenia! Inc. up through November 2008 when it should have stated that up to 1 million dollars had been authorized for repurchase up through September 2008.  Except as described in this Explanatory Note, no other changes have been made to the Report and this amendment does not amend or update any other information set forth in the Report.

EZENIA! INC.

Item 6	Exhibits	21

Signatures		22

Certifications.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc. All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$11,392	$12,059
Accounts receivable, less allowances of $413 at September 30, 2007 and $412 at December 31, 2006	717	3,580
Prepaid software licenses	1,949	3,346
Prepaid expenses and other current assets	329	356
Total current assets	14,387	19,341

Capitalized software, net	35	87
Equipment and improvements, net	425	304
Deferred tax assets	717	717
Total assets	$15,564	$20,449

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$574	$1,917
Accrued expenses	1,713	535
Employee compensation and benefits	317	229
Deferred revenue	2,989	5,675
Total current liabilities	5,593	8,356

Deferred revenue, net of current portion	51	192

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,360,629 issued and 14,700,192 outstanding at September 30, 2007; 15,311,174 issued and 14,650,737 outstanding at December 31, 2006	154	153
Capital in excess of par value	64,734	64,368
Accumulated deficit	(52,107)	(49,759)
Treasury stock at cost, 660,437 shares at September 30, 2007 and December 31, 2006	(2,861)	(2,861)
Total stockholders’ equity	9,920	11,901
Total liabilities and stockholders’ equity	$15,564	$20,449

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

Shares used in computing basic and diluted earnings per share for the quarters ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic – weighted average shares outstanding	14,686,234	14,647,487	14,680,141	14,634,473
Dilutive impact from outstanding stock options	—	266,772	—	301,745
Diluted – weighted average shares outstanding	14,686,234	14,914,259	14,680,141	14,936,218

8. Shareholder’s Equity

In October 2007, our board of directors authorized the purchase of up to $1 million of our common stock at such times through September 2008 and in such amounts as market conditions warrant. No purchases have been made to date.

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

Occupancy and Other Facilities-Related Expenses:   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and our two other sales and development offices located in Colorado and Virginia. Occupancy costs increased 21.1% to approximately $125 thousand during the three-month period ended September 30, 2007 as compared to approximately $104 thousand for the corresponding period in 2006. The increase in spending was primarily due to the rental of additional space in our Colorado office beginning in February 2006 at a reduced rental expense for the balance of 2006, plus an increase in telephone/networking expenses.

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

In October 2007, our Board of Directors authorized the purchase of up to $1 million of our common stock at such times through September 2008 and in such amounts as market conditions warrant. No purchases have been made to date.

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

EZENIA! INC.

(Registrant)

Date: November 14, 2007	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Roger N. Tuttle
Roger N. Tuttle
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)