Form 10-K
period 2007-12-31
EZENIA INC
filed 2008-03-28
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

Commission File Number 0-25882

EZENIA! INC.

(Exact name of registrant as specified in its charter)

DELAWARE

04-3114212

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

14 Celina Ave, Suite 17-18, Nashua, New Hampshire 03063

(Address of principal executive offices, including zip code)

(603) 589-7600

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer *	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                                          Yes  ☐     No   ☒

 The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $19,404,253 (computed by reference to the price at which the Registrant’s common stock was last sold on the OTC Bulletin Board on June 30, 2007).

The number of shares outstanding of the Registrant’s common stock as of March 26, 2008 was 14,610,092.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of stockholders to be held May 27, 2008 are incorporated by reference into Part III hereof. With the exception of the portion of such Proxy Statement that is expressly incorporated herein, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

Ezenia! Inc.

2007 Form 10-K Annual Report

The Company’s trademarks include Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad, and Encounter.   All other trademarks referred to in this document are the property of their respective companies.

PART I

                This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ materially from those set forth in the forward-looking statements.  Certain factors that might cause such a difference are discussed in this report, including in Item 1A “Risk Factors” beginning on page 9.

ITEM 1. BUSINESS

Founded in 1991, Ezenia! Inc., a Delaware corporation (“Ezenia”, “we”, or the “Company”), develops and markets products that enable organizations to provide technically advanced high-quality group communication to commercial, governmental, consumer and institutional users. Ezenia’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, or keyboard-to-keyboard flexibly, securely and in real-time. Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in an extremely secure manner using advanced technology for both network security and data encryption.

Ezenia offers one of the most comprehensive commercially available lines of group communication products.  Ezenia’s InfoWorkSpace software product (“IWS”) enables voice communication, instant messaging, white boarding, virtual workspaces, and video across a wide range of networks including local area networks, and wide area networks.  Furthermore, because Ezenia products are well suited for operating from a small enclave environs to large multi-locations on public networks, they can be deployed with relative ease at small sites or in locations with a large number of users.  Users can be virtually anywhere on the planet so long as they have network access.

Ezenia historically has sold the legacy videoconferencing products worldwide through resellers, integrators and marketers of video collaboration, and networking solutions, and will continue to do so as long as demand exists.  More recently, Ezenia has sold IWS  and related services to customers in the federal government, mostly in the Department of Defense (“DoD”) and the intelligence community, either directly, or in many instances, in partnership with the premier defense contractors and/or integrators.  It is in Ezenia’s interest to leverage these partnerships with well-established contractors and/or integrators to further expand the deployment and provide the support of IWS in large-scale opportunities.

Company Background and Evolution — True Collaboration versus Videoconferencing

In 1991, Ezenia, known at the time as VideoServer, designed, developed, manufactured, and sold Multipoint Control Systems or Units (“MCS” or “MCU”) for both the circuit-oriented, Integrated Services Digital Network -based and packet-switched, Internet Protocol -based videoconferencing applications. Ezenia’s MCS was unique at the time with its PC-based, flexible hardware design approach and system configurations, leveraging commercial off-the-shelf base operating systems.  At that time, traditional videoconferencing vendors concentrated mostly on the development of more and more sophisticated, standard-based endpoints to be used in point-to-point videoconferencing.  Ezenia focused its business, not on the endpoints, but on systems deployed in the infrastructure backroom, to enable three or more sites or parties involved in videoconferencing to properly communicate among themselves, by switching video sources based on audio processing of current and immediately preceding speakers. Ezenia’s technical advantages were derived by masking and compensating for incompatibilities between endpoints from different manufacturers, algorithmic transcoding, compensation for different bandwidth requirements, and simultaneous multi-windowed video arrangements on the monitor known as “Hollywood Squares”, just to name a few.

In the late 1990’s, Ezenia fully realized the limitations and narrow applications of its videoconferencing products which, among many deficiencies, are monolithic, require highly specialized support and services, stand apart from the normal office environment that most information workers are accustomed to, and do not provide a solution to the need to truly collaborate and disseminate information in real-time.  Contrary to how most videoconferencing vendors would like to indoctrinate potential customers, video — in particular talking heads as in the case of most video conferences — was and is, now more than ever, far from being the “piece de resistance” of true, meaningful real-time collaboration. Furthermore, its monolithic approach, whereby you either get a successful videoconference session or get nothing, relegates all other more critical collaboration activities second to video talking heads.  Most importantly, the lack of presence awareness detection and the inability to leverage the web for ease of access prevent flexible, on-demand, free-flowing collaboration sessions whereby participants can come, go, or be invited at will.

In March 2001, Ezenia completed the first phase of its transformation with the acquisition of the IWS business from General Dynamics.  As an application solution and technology built on top of Placeware’s (see “Third-Party Technology” below) web conferencing technology, IWS:

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

The use and growth of real-time collaborative technologies within commercial or governmental enterprises, while still early in its adoption curve, are beginning to accelerate.  The investment in information and collaborative technologies helps customers flatten their organizations, improve enterprise wide communication, shorten the decision-making process, and facilitate real-time reactions to critical issues.  Rather than just providing access to inert data stored on a server, the goal today is to find ways to enable information workers to collaborate and share their expertise to derive knowledge from databases in real-time and in a secure environment.  Collaborative technologies are about creating informational value through better, faster and more efficient human interaction and cooperation, not just more data.  Businesses and governmental organizations today need solutions that make it easier for people to work together, share information and expertise, coordinate activities across departments, networks, agencies, building complexes, facilities spread all over the country, and field deployments around the world.

Ezenia is moving forward with this strategy and expects to  introduce a stream of new products in the next several years that will broadly enhance our already comprehensive capabilities.  We intend to concentrate on technical advancements that allow users the ability to convey critical information that must be delivered and do it in a way that ensures security to our customers.

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

IWS security infrastructure is built upon the best practices that have been in use in operating systems for decades.  Much like a UNIX administrator can limit access to a directory or even a file to a limited set of users, IWS administrators can lock rooms down to restrict users from seeing sensitive data that is outside their area of responsibility.  Permission-based access allows administrators to finely tune a user’s access profile to the file level.  Data can be encrypted using standard SSL protocols and access can be controlled with PKI and X.509 certificates.  All data within the application can be audited and searched for specific words or patterns of words.  IWS provides a high level of security capabilities and a safety net to capture any breaches that may arise from human errors.

The stability, scalability, flexibility and security capabilities of IWS are critically important for our customers, but the true power of IWS is in its collaboration applications.  Users can participate in an interactive conference with absolutely no set up procedures.  This is a significant leap forward from where the industry was just a few years ago, using videoconferences as the only interactive medium.  IWS eliminates the need to have a heavy piece of hardware at each terminal point of collaboration, to schedule a conference with a bridge operator, or to have  a whole new network infrastructure to support an interactive conferencing capability.  Information workers, once logged into IWS, can initiate a conference by going to a virtual room and inviting the participants as needed.  Rooms are either pre-defined or created on demand as needs dictate.  Once inside a room, either by joining or being invited into a session, participants can have an audio conference straight from the software.  With IWS, no set up is required and no additional cost is incurred.  Participants even can be in multiple rooms at the same time, offering a more productive virtual environment than in the physical world.  Participants can share and work on documents from the file cabinet associated with a room.  Users can have an interactive white board session and save the results.  Users also can manage their calendar and participate in message boards and save that information to the server where they can access it any time from any place.

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

•            EZinFORM, a forms manager designed for an agency to document a task order where multiple sites and people are deployed on a mission that requires rapid updates to critical events;

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

Market and Channels

Ezenia markets its IWS products and related services to customers within the U.S. federal government, primarily to the DoD and to the  intelligence community worldwide.  Ezenia also provides these products and services to the defense and intelligence organizations of foreign allies of the U. S. government.

IWS products and services are licensed on an annual subscription and renewal basis, during which software updates and basic technical support are included as part of base offerings. Enhanced service offerings are also offered in a subscription model. Training, installation, and customization are sold on an “as needed” basis.

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

During the year ended December 31, 2007, approximately 35% of our sales of IWS and related services were through our indirect channels.  Ezenia’s top three end-user customers for IWS products and related services in 2007 were the U.S. Air Force, U.S. Joint Forces Command, and the Defense Intelligence Agency. Sales to these customers accounted for approximately 27%, 18% and 12%, respectively, of total revenue in 2007.

Meanwhile, our legacy MCS sales are primarily related to international customers and end-users.   In 2007, Ezenia delivered these products through distributors, dealers, vertical market resellers, and systems integrators, as well as directly to end-users. Revenue from international markets accounted for less than 1% and 2% of our revenue for the years ended December 31, 2007 and 2006, respectively.

Ezenia conducts its sales and marketing activities from its principal offices in Nashua, New Hampshire, and Sterling, Virginia.

Research and Product Development

Ezenia believes that its future success depends on its ability to continue to enhance and expand its existing enterprise collaboration products and to develop new products that maintain its technology leadership. Ezenia has invested and will continue to invest in the development of products and core technologies while also leveraging the integration of “best-of-breed” software components through strategic partnerships.Extensive product development input is obtained via direct feedback from end users and suggested improvements from strategic partners and resellers.  We carefully monitor the migration of industry standards and remain committed to developing products utilizing such standards.  This includes the development of interoperable collaboration products to meet either industry needs and/or DoD-driven interoperability criteria, while maintaining a keen focus on the security aspects of enterprise collaboration, including solutions in the web conferencing arena.

As of December 31, 2007, Ezenia’s research and development staff consisted primarily of software engineers augmented with U.S.-based and U.S.-citizen software contractors. Many of our software engineers carry either secret or top-secret levels of security clearance. The Company’s research and development expenditures were approximately $2.4 million and $1.7 million in 2007 and 2006, respectively, representing approximately 26%  and 13% of revenue, respectively.

We account for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.  During the quarter ended March 31, 2006, we released Version 3.0 of our InfoWorkSpace software product.  In connection with this development effort, a total of $140 thousand of costs were capitalized and are being amortized on a straight-line method over the remaining estimated economic life of the product, which we have determined to be two years.

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

Third Party Technology

Ezenia licenses technology from third parties, including software which is integrated with internally developed software, and used in our products to perform key functions.  There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all.  In particular, in April 2007 we entered into a new agreement with Microsoft Corporation, with an effective date of January 1, 2007, to extend an existing software distribution license agreement through December 2008. The software distribution license agreement allows us to integrate Microsoft’s Live Communication software into our IWS product line.

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

Even though Ezenia’s business primarily focuses on the real-time synchronous, client-server, customer-premise market segment within the government, depending upon the possible perspectives, various vendors could be considered as likely competitors. From the legacy videoconferencing industry, Polycom, RADvision and Tandberg are legitimate contenders. Established industry giants such as AOL, Cisco, EMC, Google, IBM, Microsoft, Oracle, and, more recently, Adobe with its acquisition of Macromedia, among others, offer a wide variety of solutions ranging from simple instant messaging to complete offerings. In addition, a multitude of smaller and well respected companies such as WebEx, Raindance, Saba, Jabber, Interwise, and others constitute a new breed of emerging contenders in this intensely contested market segment.

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

Proprietary Rights

Ezenia relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its intellectual property rights. We believe that, because of the rapid pace of technological change in the data communications and telecommunications industries, intellectual property protection for our products is only one factor in our success, complementing the knowledge, abilities and experience of our employees, the frequency of our product enhancements, our relationships with our partners, our relationships with our customers and their satisfaction with the performance of IWS, the effectiveness of our marketing activities, and the responsiveness and quality of our services.

In October 2002, Ezenia sold all patents and pending applications related to its videoconferencing products to Tandberg Telecom AS. Ezenia granted Tandberg a fully paid, non-exclusive, non-transferable license under the patents and pending applications relating to its videoconferencing technology (the “video patent portfolio”). Additionally, we retained a fully paid, non-exclusive, non-transferable license for our use in connection with our videoconferencing and enterprise collaboration products.

Employees

At December 31, 2007, Ezenia employed 37 people, including 13 in research and development, 8 in customer support, 8 in sales and marketing, and 8 in finance and administration. None of our employees are represented by a labor organization. Ezenia’s success depends, to a significant degree, upon the continuing contributions of its key management, sales, marketing and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, the Company’s Chief Executive Officer and President. We do not carry key-man life insurance on any of our employees, including Mr. Nguyen. We do not have employment contracts with our key personnel other than Mr. Nguyen. We believe that our future success will depend in large part upon our ability to attract additional key employees and retain our key employees.

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

                We may be unable to sustain profitability.

                As further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, despite our net loss in 2007, management believes that our continuing operations and cash and available resources will enable us to remain a viable entity. However, we can provide no assurances that we will achieve our goal of consistent quarterly revenue and profit growth, both of which are largely dependent on whether we can meet our future new order bookings targets. If we are unable to secure new orders, we may not be able to generate sufficient revenue and may not be able to achieve and maintain profitability.

        A significant portion of our revenue is attributable to a small number of  major customers-none of whom is obligated to continue to use our products and services.

        While we are focusing efforts on broadening our customer base, sales to a relatively small number of customers within the U.S. government, specifically within the DoD and the intelligence community, have accounted for a significant portion of revenue. This concentration of customers may cause revenue and operating results to fluctuate from quarter-to-quarter based on major customers’ requirements, and the timing of their orders and shipments. Our agreements with customers generally do not include minimum purchase commitments or exclusivity arrangements. Our operating results could be materially and adversely affected if any present or future major customer were to choose to reduce its level of orders, were to change to another vendor for purchases of a similar product (as with the U.S. Army in 2007) were to realize a reduction in approved funding for collaborative technologies, or were to delay paying or fail to pay amounts due to us.

        Loss of access to certain third-party technology utilized in our products could materially harm our business.

        We utilize certain technology which we license from third parties, including software which is integrated with internally developed software, and use in our products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all. In particular, in April 2007 Ezenia entered into a new agreement with Microsoft Corporation to extend an existing software distribution license agreement through December 2008. The software distribution license agreement allows us to integrate Microsoft’s Live Communication software with our proprietary software, to create IWS. Loss of access to this third-party technology could result in material harm to our business and results of operations.

        Our success depends upon market acceptance of Internet-based collaboration products, in general, and our IWS product, in particular.

        Sales of real-time collaboration products account for substantially all of our revenue. As a result, our success depends, to a significant extent, on the acceptance and the rate of adoption of Internet-based collaboration products, in general, and our IWS product, in particular. We can provide no assurance that any of the markets for our products will develop to the extent, in the manner, or at the rate anticipated by us. In particular, while our sales have historically been within certain organizations of the U.S. government and intelligence community, we are pursuing the sale of our products in the commercial market as well.  There can be no assurance of success in the commercial market for IWS, or other products that we may introduce, in 2008 or beyond. In addition, future prices that we are able to obtain for our products may decrease as a result of new product introductions by others, price competition, technological change or other factors.

        If we are unable to adapt to the rapid pace of change in our market, our business could be adversely affected.

        The market for our products is characterized by rapidly changing technology, evolving industry standards, emerging network architectures and frequent new product introductions. The adoption rate of new technologies and products may adversely impact near-term growth of the conferencing market as users evaluate the alternatives. We have invested, and for 2008 plan to continue to invest, in product development and products incorporating certain of these new technologies. Many other companies are also developing products incorporating these new technologies that are competitive with our current and future offerings. Our success will depend, in part, upon our ability through continued investments to maintain technological leadership, to enhance and expand our existing product offerings, and to select and develop in a timely manner new products that achieve market acceptance.

        Our results of operations would suffer if we are unable to effectively compete in the market for multimedia collaboration products.

        The market for multimedia collaboration products is highly competitive. We expect competition to increase significantly in the future, as the market for similar products is expected to significantly expand. A number of companies have introduced products that are competitive with our products, and the rapidly evolving nature of the markets in which we compete may attract other new entrants, as they perceive opportunities. Some of our current and potential competitors have longer operating histories and greater financial, technical, sales, and marketing resources.  If we are unable to retain our existing customers in the U.S. government, or were unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt our IWS collaborative software product over alternative technologies marketed by our competitors, our financial results would suffer.

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

        If we release products containing defects or experience delays in releasing new products, our competitive position could be adversely effected.

        As part of our strategy, we expect to release new products and new versions of our existing products.  Even if our new versions of existing products contain the features and functionality that our customers desire, if we are unable to timely introduce these new products or product releases, our competitive position will be harmed. We can provide no assurances that we will be able to successfully complete the development of currently planned or future products or product releases in a timely manner. Also, due to the complexity of our products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable product enhancements that could cause delays in development and release of future products or current upgrades of our existing products.

        The loss of our senior executives and key personnel or our failure to recruit talented directors, officers and personnel could harm our business.

        Our success depends, to a significant degree, upon the continuing contributions of our key management, sales, marketing, and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, our Chief Executive Officer and President. We do not carry key-man life insurance on any of our employees, including Mr. Nguyen. We do not have employment contracts with our key personnel other than Mr. Nguyen. We believe that our future success will depend in large part upon our ability to attract and retain such key employees.

        Currently, we have five directors on our Board, four of whom meet the standards for independence as specified by the SEC and the national stock exchanges. Historically, we have strived to have an audit committee comprised of at least three independent directors, as required by the national stock exchanges. Currently, we have two directors serving on our audit committee. We are continuing in our attempts to identify additional qualified individuals to serve as independent directors of our company. However, highly-qualified individuals may not be available or willing to serve as directors to companies like Ezenia, and there can be no assurance that we will be able to identify, recruit and ultimately secure the services of such individuals in a timely manner or at all.

        The trading price of our common stock may continue to be volatile, which may adversely affect our business, and investors in our common stock may experience substantial losses.

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance. Due to this volatility, investors in our common stock may experience substantial losses.

        Our common stock is traded on the OTC Bulletin Board, making it a more illiquid investment than if it were traded on a national securities exchange.

        The shares of our common stock were delisted from The Nasdaq National Market in August 2003 and are now traded on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of our stock due to low trading volume or obtain accurate quotations as to the market value of our stock. In addition, we are subject to Rule 15c2-11 promulgated by the SEC. If Ezenia fails to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell the securities in the secondary market. The listing of our securities on the OTC Bulletin Board may make it more difficult for investors to trade in our securities, which could lead to further declines in our share price. Our shares being traded on the OTC Bulletin Board also makes it more difficult for us to raise additional capital, as we may incur additional costs under state blue-sky laws if we were to sell additional securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

ITEM 2. DESCRIPTION OF PROPERTY

Ezenia’s corporate office and principal research, development and manufacturing facility is located in Nashua, New Hampshire, in an approximately 12,000 square foot facility.  Ezenia currently leases this facility pursuant to a lease agreement that terminates in 2010. Ezenia also has a sales office located in Sterling, Virginia, which it leases pursuant to a lease agreement that terminates in 2010. During 2007, the Company completed its consolidation of its Colorado Springs and Nashua facilities in Nashua, New Hampshire. The Colorado facility is currently available to lease.

ITEM 3. LEGAL PROCEEDINGS

The Company instituted a bid-protest action against the U.S. Army in the U.S. Court of Federal Claims on October 31, 2007, alleging that the U.S. Army awarded or intends to award improper sole-source or brand name contracts related to collaboration software in violation of the Competition in Contracting Act and the Federal Acquisition Regulation requirements.  The case was dismissed in early December 2007.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 2007 to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since 2003, Ezenia’s common stock has been quoted on the OTC Bulletin Board, under the symbol “EZEN.OB”.  The following table sets forth, for the periods indicated, the high and low bid or sale prices per share of our common stock as reported on the OTC Bulletin Board.

	Quarter ended
	March 31	June 30	September 30	December 31
2007
Common stock price — high	$2.43	$1.80	$1.66	$1.01
Common stock price — low	$1.61	$1.10	$0.86	$0.66

2006
Common stock price — high	$3.73	$3.50	$3.10	$2.06
Common stock price — low	$2.30	$2.60	$1.35	$1.51

As of March 26, 2008, Ezenia had approximately 112 stockholders of record. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. Ezenia has not paid dividends on its common stock. Ezenia anticipates it will reinvest future earnings, if any, and therefore, does not intend to pay dividends in the foreseeable future.

See Part III, Item 12 for information regarding securities authorized for issuance under Ezenia’s equity compensation plans.

Stock Performance Graph

                The following graph compares the change in the shareholder return on the Company’s common stock against the return for the Nasdaq Stock Market Index, and the Nasdaq Computer and Data Processing Index (SIC Code 737), as calculated by the Center for Research in Security Prices at the University of Chicago, for the period beginning December 31, 2002 and ending December 31, 2007.  For purposes of this graph, it is assumed that the value of the investment in our common stock and in each index was $100 on December 31, 2000 and that all dividends were reinvested.

Comparison of Five — Year Cumulative Total Returns

Performance Graph for

EZENIA, INC.

Legend

Symbol	CRSP Total Returns Index for:	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007

———— ■	EZENIA, INC.	100.0	192.3	792.3	1853.8	1561.5	523.1

— — — «	Nasdaq Stock Market (US Companies)	100.0	149.5	162.7	166.2	182.6	198.0

----------- 	Nasdaq Computer and Data Processing Stocks SIC 7370—7379 US & Foreign	100.0	131.8	145.3	150.2	168.7	206.1

Notes:
A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year — ended, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.0 on 12/31/2002
E.	Data was provided by the client from 8—31—03 to 12—31—07

Issuer Purchases of Equity Securities

                During the fourth quarter of 2007, the Company purchased shares of its common stock as outlined in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Program
October 1-31, 2007	—	—	—	$1,000,000
November 1-30, 2007	99,100	0.85	99,100	916,202
December 1-31, 2007	—	—	—	916,202
Total	99,100	0.85	99,100	916,202

(1)          The Company’s Board of Directors has approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to $1 million of outstanding shares of its common stock.  This authority may be exercised from time to time through November 2008, and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

(In thousands, except per share amounts)

	Year ended December 31,
	2007 (1)	2006 (2)	2005 (3)	2004 (4)	2003(5)
OPERATING DATA
Revenue	$8,988	$13,192	$13,175	$10,391	$8,217
Operating income (loss)	(4,410)	2,899	3,511	1,807	(1,117)
Income (loss) before income taxes	(3,836)	3,405	3,712	1,757	(1,095)

Net income (loss)	(4,547)	3,918	3,803	3,184	(828)
Net income (loss) per share:
Basic	(0.31)	0.27	0.26	0.23	(0.06)
Diluted	(0.31)	0.26	0.25	0.22	(0.06)
BALANCE SHEET DATA
Cash and cash equivalents	$9,395	$12,059	$9,405	$5,520	$2,316
Total current assets	13,598	19,482	16,864	11,921	7,082
Stockholders’ equity (deficit)	7,773	11,901	7,932	3,838	552

(1) 2007 amounts include a charge of $1.45 million to reserve for excess purchase commitments under the Microsoft agreement, which was recorded as a component of cost of product revenue, and income tax expense of $711 thousand primarily related to an increase in the valuation allowance for deferred tax assets recorded in 2006 and 2005.

(2) 2006 amounts include a tax benefit of $513 thousand, or $0.04 per share, related to a reduction in the valuation allowance associated with deferred tax assets of approximately $579 thousand offset by approximately $66 thousand of current federal and state tax expense.

(3) 2005 amounts include a tax benefit of $91 thousand, or $0.01per share, related to a reduction in the valuation allowance associated with deferred tax assets.

(4) 2004 amounts include a tax benefit of $1.4 million, or $0.10 per share, related to a net benefit of approximately $819 thousand as a result of the ITC settlement, and approximately $608 thousand relating to a tax refund for tax years 1996, 1997, and 1998.

(5) 2003 amounts include a tax benefit of $267 thousand or $0.02 per share, related to a change in the estimate for potential liabilities related to federal and state income taxes paid in prior years.

Quarterly financial information (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2007
Revenue	$2,668	$2,479	$2,022	$1,819
Gross profit	1,478	1,355	(155)	995
Income from operations	(133)	(446)	(2,252)	(1,579)
Net income (loss)	$16	$(266)	$(2,096)	$(2,201)
Net income per share:
Basic	$—	$(0.02)	$(0.14)	$(0.15)
Diluted	$—	$(0.02)	$(0.14)	$(0.15)
2006
Revenue	$3,649	$3,569	$2,976	$2,998
Gross profit	2,458	2,412	1,969	1,928
Income from operations	1,034	954	467	444
Net income	$1,406	$987	$510	$1,015
Net income per share:
Basic	$0.10	$0.07	$0.03	$0.07
Diluted	$0.09	$0.07	$0.03	$0.07

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor For Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report. MD&A contains “forward-looking” statements and information which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” ‘believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business strategy, expansion of our sales, service, engineering and marketing organization, key differentiators in our market, changes in the competitive landscape, future financial results, product development and offerings, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth, our history of liquidity concerns and operating losses,  customer acceptance of our InfoWorkSpace version 3.0 product and other new products, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. government as our largest customer,  our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, our reliance on third-party technology, and unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Item 1A of this Annual Report and in other periodic reports filed with the SEC.  Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

In 2007, revenue was  down 32% when compared to the year ended December 31, 2006.  We also experienced an operating loss of ($4.4) million in 2007 compared to an operating profit of $2.9 million in 2006, and a net loss of ($4.5) million in 2007 compared to net income of $3.9 million in 2006, resulting in a loss per share of ($0.31) in 2007, compared to earnings of $0.27 per share in 2006.  Revenue relating to our IWS product decreased approximately 31% in 2007 compared to 2006.  IWS-related revenue accounted for approximately 99% of total revenues and we continue to see a decline in revenue related to our legacy videoconferencing product line as expected, with total revenue of approximately $7 thousand, down 89% from approximately $87 thousand in 2006.  Gross profit declined 58% when compared to 2006 as a result of a charge of $1.45 million to the reserve for excess purchase commitments with Microsoft and reduced service and installation revenue along with reduced product development revenue. Operating expenses as a percentage of revenue increased to approximately 90% for 2007, as compared to approximately 44% for the year ended December 31, 2006.  Operating expense increases in 2007 were the result of our investments in research & development to expand IWS functionality, along with investments in our sales and marketing infrastructure. Our other income increased by approximately 13% year over year as we saw an increase in our interest earned due to improved interest rates. There was income tax expense of $711 thousand for 2007 when compared to the net tax benefit of $513 thousand for 2006.

In April 2007, the Company entered into a new agreement with Microsoft to extend an existing software distribution license agreement through 2008.  Under the agreement, the Company was required to purchase a minimum of $1.7 million of product during 2007, and will be required to purchase a minimum of $2.75 million during 2008, with an additional $0.5 million over the life of the agreement.  After a review of the current forecast for license sales for the balance of the agreement, the Company recorded a charge of $1.45 million to reserve for excess purchase commitments under the Microsoft agreement.  The charge was recorded as a component of cost of product revenue.  The Company is continuing its efforts to maximize utilization of licenses on hand and licenses under commitment.  The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

In June 2007, we released IWS version 3.0.6 which includes an increased array of  features and capabilities that bring new benefits and flexibility to both end users and system administrators.  This version includes Ezenia’s dynamically-downloadable client capability, EZinFORM for better management of team activities, EXinCMD for faster decision-making in real-time, more flexible license management options and improved security capability and compliance with critical standards.

In January 2008, we released IWS version 3.0.6.1 Server Federation.  Our defense and intelligence customers often need to create large, dispersed work teams that cross departmental boundaries.  When they use federated servers, IWS virtual workspaces can be accessed by the users connected anywhere in the federation.  The primary effect of federation is it increases the presence and awareness by combining all the named users across the multitude of the federation.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition

Product revenue consists of sales of IWS software licenses and maintenance agreements, IWS product related training, installation, and consulting, and video products.  Revenue from sales of IWS software license and maintenance agreements is recognized ratably over the subscription software license contract  periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” issued by the American Institute of Certified Public Accountants (“AICPA”).  Revenue from IWS training, installation, and consulting services are recognized as the services are performed provided there is vendor specific objective evidence (“VSOE”) of fair value which is the price charged when the services are sold separately.

Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”), issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the IWS product according to a customer’s specifications.  We account for product development revenue in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA.  When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage of completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with terms of the contract.  The associated cost recognition with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings.  Product development revenues and accounts receivable reported in the financial statements are recorded at the amount expected to be received.  Product development revenue is adjusted to actual upon final audit and retroactive adjustment.  Estimated contractual allowances are provided based on management’s evaluation of current contract terms.

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

At December 31, 2007, our accounts receivable balance of approximately $2.5 million is reported net of allowances of approximately $413 thousand.  We believe our reported allowances are adequate.  If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional expenses being recorded for the period in which such determination was made.

Accounting for Share-Based Compensation

We have stock option plans that provide for the purchase of our common stock by certain of our employees and directors. Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment”, and began recognizing compensation expense for our share-based payments based on the fair value of the awards. Share-based payments include stock option grants under our stock option plans.

The determination of the fair value of share-based payment awards on the date of grant include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate. Expected volatilities are based on historical volatility of our common stock.  We base the expected term of the options on our historical option exercise data with a minimum life expected equal to the vesting period of the option.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of the grant for a term closest to the expected life of the options. Expected dividend yield is not considered as we have not made any dividend payments and have no plans of doing so in the foreseeable future. Forfeitures are estimated based upon our historical experience. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The Company recorded $475 thousand and $422 thousand of share based compensation expense in 2007 and 2006, respectively.

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

Based upon our assessment of current and future taxable income, and our analysis of the future tax consequences attributable to net operating loss and credit carryovers at December 31, 2006 and 2005, we released approximately $579 thousand and $138 thousand of valuation allowance against deferred tax assets in 2006 and 2005, respectively, resulting in a net deferred tax asset of approximately $717 thousand as of December 31, 2006.

As of December 31, 2007, we believe that the realizability of the net deferred tax asset balance of $717 thousand is in question due to the loss in 2007 and the uncertainty of future taxable income.  We therefore provided a full reserve against the deferred tax assets in 2007.

Results of operations

As disclosed in Note 2 of the Notes to the Consolidated Financial Statements, the 2006 financial results included a cumulative effect adjustment for adjustments previously deemed immaterial in our revenue and cost of sales amortization for our IWS product line and a non-material correction of the 2005 income tax provision.  The cumulative effect adjustment results from applying the provisions of SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  We adopted SAB No. 108 at December 31, 2006 and for the year then ended.  Historically, the amortization of the InfoWorkSpace deferred revenue and the related cost of sales was done using the Full Month Convention of amortization, whereby a full month of revenue and prepaid license cost was amortized in the month of license shipment, regardless of the day of the month on which the product was shipped.  This had the effect of accelerating revenue and cost recognition.  Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments related to the license revenue and prepaid license cost amortization.  We determined the impact from the adjustment to be immaterial to current and prior periods’ financial results under the “rollover” method.  However, we have evaluated the adjustment using the dual approach method described in SAB No. 108 and accordingly, as of January 1, 2006, we recorded a cumulative effect adjustment to increase the deferred revenue balance by $358 thousand and increase the prepaid software license cost by $70 thousand, with a corresponding net charge to retained earnings of $288 thousand.  During 2006 we also identified a $100 thousand error in our 2005 tax provision related primarily to income apportionments for state taxes.  We believe that this adjustment is immaterial to both 2005 and 2006 operating results.  In accordance with SAB No. 108, this error was corrected as of January 1, 2006 by recording an adjustment to increase the income tax accrual by $100 thousand, with a corresponding charge to retained earnings of $100 thousand.  In accordance with SAB No. 108, reported results for periods prior to January 1, 2006 have not been adjusted.

The 2006 financial statements were affected by these adjustments through a $149 thousand increase in product revenue, with a corresponding increase of $25 thousand in cost of product revenue and a $99 thousand increase in the income tax benefit.

Revenue

Revenue declined 32% in 2007 to approximately $9.0 million when compared to 2006. Product revenue related to IWS declined approximately $3.6 million or 31%, while product development revenue declined by approximately $500 thousand. Product development revenue is revenue related to product customization work performed for customers seeking enhancements to our current product.  This decline in license revenue in 2007 was primarily the result of a shortfall in license renewals and a loss of segments of the U.S. Army.  The Company believes that this decline in revenue is temporary and intends to compensate for this decline by the introduction of our product to new customers.  Our legacy videoconferencing products and related service revenue continued to decline to approximately $10 thousand (less than 1% of total revenue) in 2007 from approximately $87 thousand (less than 1% of total revenue) in 2006.  We expect to see a continued decline in videoconferencing-related products and services revenue.

Gross profit

Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue. Gross profit as a percentage of revenue decreased in 2007, to 40.9%, from 66.5% in 2006. The decrease in gross profit is primarily attributed to reduced IWS licensing volume and services  as well as a decrease in margin related to product development work recognized from 57.8% in 2006 to 24.2% in 2007, as the result of a development contract in 2007 with a high third party content.  In addition the Company recorded a charge of $1.45 million to reserve for excess purchase commitments under its Microsoft agreement.  The charge was recorded as a component of cost of product revenue.

Research and development

Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development. Research and development expenses increased to approximately $2.4 million in the year ended December 31, 2007, from approximately $1.7 million in 2006. The increase in spending in 2007 when compared to 2006 is primarily related to an increase in personnel related costs, travel and consulting costs.  This increased spending was intended as we continue to build our infrastructure to meet the needs of our customers.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, and other headcount related costs associated with sales and marketing personnel and advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased 43% to approximately $2.0 million in 2007, from approximately $1.4 million in the year ended December 31, 2006. The increase is primarily related to increases in personnel related costs as well as consulting costs. This increased spending was intended as we continue to build our infrastructure to reach new markets and expand our sales.

General and administrative

General and administrative costs include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees.  General and administrative expenses increased 26% to approximately $2.8 million in the year ended December 31, 2007, from approximately $2.2 million in 2006.   The increase is primarily related to increases in stock based compensation expense and legal and professional expenses.  During 2007, we continued our Sarbanes Oxley compliance work along with the bid-protest action against the U.S. Department of the Army, as discussed in Part I, Item 3  of this Annual Report.

Occupancy and other facilities-related expenses

Occupancy and other facilities-related expenses increased 19% to approximately $493 thousand in the year ended December 31, 2007, from approximately $413 thousand in 2006. These costs include rent expense and other operating costs associated with our headquarters in Nashua, New Hampshire, and our sales and development offices in Colorado and in Virginia. The increase in 2007 is primarily due to an increase in rental expense in our Colorado facility due to our expansion there in 2006 and our expansion in the Nashua, New Hampshire facility in 2007 due to the consolidation of the Colorado office with the New Hampshire office at the end of 2007.

Restructuring charge

The Company recorded a $215 thousand charge to operations in 2007 in recognition of its consolidation of its Colorado Springs and Nashua facilities in Nashua, New Hampshire.  The charge represents the estimated future costs of the lease pertaining to the Colorado Springs facility which the Company is no longer using.  The consolidation was completed in December 2007.

Interest income

Interest income consists of interest on cash and cash equivalents.  Interest income increased 11% to approximately $545 thousand in 2007 from approximately $491 thousand in 2006. The increase in 2007 was primarily related to an increase in the interest rates in the earlier part of the year.

Other income

Other income consists primarily of gains related to short term mutual fund investments, sales of previously written off assets, and other miscellaneous non-operating income.

Income tax benefit

Due to the loss in 2007 and the uncertainty of future taxable income, the Company has recorded an income tax expense of $717 thousand related to the increase in the valuation allowance for deferred tax assets recorded in 2006 and 2005.  The amount reported as current income tax benefit in 2006 is comprised of approximately $66 thousand, in both estimated federal alternative minimum tax expense and estimated state income tax arising from states where the Company conducts business and files a return, offset by a deferred tax benefit of approximately $579 thousand associated with the release of a portion of the Company’s valuation allowance

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of approximately $9.4 million.  We incurred a loss from operations of approximately ($4.4) million for the year ended December 31, 2007, and a net loss for the year of approximately ($4.5) million, as compared with an operating profit in 2006 of approximately $2.9 million, and a net profit of approximately $3.9 million in 2006.

We expended cash for operations of $2.3 million in fiscal year 2007 compared to generating cash of $2.9 million in 2006. Cash expended for operating activities in 2007 was primarily the result of a net loss, a decline in deferred revenue, accounts receivable, prepaid software, prepaid expenses, accrued expenses and employee compensation and benefits, offset by an increase in accounts payable, accrued restructuring, and non cash items such as depreciation, amortization of capitalized software and share based compensation. Increases in cash provided by operating activities in 2006 were primarily the result of increases in net income, a decrease in accounts receivable, and increases in accounts payable, accrued expenses, and share-based compensation offset by uses of working capital attributable to an increase in prepaid software licenses and deferred taxes and a decrease in deferred revenue.

The Company invested approximately $266 thousand in property and equipment in fiscal 2007 compared to $162 thousand in fiscal 2006. The Company generated cash from financing activities of $28 thousand in 2007 as compared to $17 thousand in 2006 primarily from proceeds of sales of the Company’s common stock pursuant to the Company’s various stock plans.  In November 2007, the Company implemented the first stock repurchase under the stock repurchase program authorized by the Board of Directors in October.  The amount spent on the repurchase in 2007 was $84 thousand.

We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in June 2010. In July 2007, we signed an additional lease for 6,000 square feet adjacent to our existing rented space in Nashua, New Hampshire.  This lease will expire in August 2010. We also have leased office space, located in Sterling, Virginia for our sales force which expires in 2010.  Future minimum lease obligations at December 31, 2007, under all of these non-cancelable operating leases are approximately $120 thousand in 2008, $120 thousand in 2009, and $50 thousand in 2010.

In September 2007, the Company announced its plan to consolidate its Colorado Springs and Nashua facilities in Nashua, New Hampshire by the end of 2007.  The Company recorded a restructuring charge of $215 thousand to cover the expected lease payments of this facility.  The space is currently available for subleasing.

In April 2007, we entered into a new agreement with Microsoft to extend an existing software distribution license agreement through 2008.  Under the agreement, the Company was required to purchase a minimum of $1.7 million of product licenses during fiscal year 2007, and will be required to purchase a minimum of $2.75 million of product licenses during fiscal year 2008, with an additional $0.5 million over the life of the agreement.

After a review of the current forecast for license sales for the balance of the agreement, the Company recorded a charge of $1.45 million to reserve for excess purchase commitments under the Microsoft agreement.  The charge was recorded as a component of cost of product revenue during September 2007.  The Company is continuing its efforts to maximize utilization of licenses on hand and licenses under commitment.  The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals, and sales growth.  Actual results may differ materially from management’s estimates.

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

Operating costs were in line with our expectations for the year ended December 31, 2007 as we began making the necessary investments in building and expanding our infrastructure.  We are committed to continue making the necessary improvements to our infrastructure in 2008 which we believe is necessary in order to compete successfully in the ever increasing competitive collaborative market.

Order bookings, which are purchase orders placed by customers, are not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order.  Accordingly, management believes that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months.

The following table summarizes our outstanding contractual obligations:

(in thousands)	2008	2009	2010	Total
Operating leases	$120	$120	$50	$290
Microsoft	3,250	—	—	3,250
Total contractual obligations	$3,370	$120	$50	$3,540

Recent Accounting pronouncements

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

At December 31, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards of $60.3 million and $7.3 million, expiring at various dates through 2027. Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and due to the possibility of additional changes in control in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 1999 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently conducting an audit of our consolidated federal income tax return for the 2005 tax year.

In September 2006, the Staff of the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We adopted SAB No. 108 as of January 1, 2006.  The impact of the adoption is discussed in Note 2 to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007.  The FASB has deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are required to adopt SFAS No. 157 on January 1, 2008.  We do not expect the adoption of SFAS No. 157 will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.  115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued beginning with the first quarter of 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated results of operations and financial conditions.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Principally, SFAS No. 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 141R on the Company’s consolidated financial position and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Ezenia! Inc.:

We have audited the accompanying consolidated balance sheets of Ezenia! Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the accompanying index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.

/s/ VITALE, CATURANO & COMPANY, Ltd.

Boston, Massachusetts
March 21, 2008

Consolidated Balance Sheets

	December 31,
(In thousands, except for share related data)	2007	2006
Assets
Current assets
Cash and cash equivalents	$9,395	$12,059
Accounts receivable, less allowances of $413 at December 31, 2007 and December 31, 2006	2,479	3,580
Prepaid software licenses	1,417	2,770
Prepaid expenses and other current assets	307	356
Deferred tax assets	—	717
Total current assets	13,598	19,482
Prepaid licenses, net of current portion	169	576
Capitalized software, net	18	87
Equipment and improvements, net	380	304
Total assets	$14,165	$20,449

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$497	$1,917
Accrued expenses	1,885	535
Employee compensation and benefits	266	229
Accrued restructuring charges	215	—
Deferred revenue	3,512	5,675
Total current liabilities	6,375	8,356
Deferred revenue, net of current portion	17	192
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 15,360,629 issued and 14,601,092 outstanding in 2007; 15,311,174 issued and 14,650,737 outstanding in 2006	154	153
Capital in excess of par value	64,870	64,368
Accumulated deficit	(54,306)	(49,759)
Treasury stock; 759,537 shares at cost in 2007; and 660,437 in 2006	(2,945)	(2,861)
	7,773	11,901
Total liabilities and stockholders’ equity	$14,165	$20,449

See accompanying notes.

Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except for share and per share related data)	2007	2006
Revenue
Product revenue	$8,232	$11,856
Product development revenue	751	1,268
Service revenue	5	68
	8,988	13,192
Costs of revenue
Cost of product revenue	4,746	3,870
Cost of product development revenue	569	535
Cost of service revenue	—	20
	5,315	4,425
Gross profit	3,673	8,767

Operating expenses
Research and development	2,361	1,723
Sales and marketing	2,021	1,411
General and administrative	2,802	2,216
Depreciation	191	105
Occupancy and other facilities related expenses	493	413
Restructuring charge	215	—
Total operating expenses	8,083	5,868
Income (loss) from operations	(4,410)	2,899

Other income
Interest income	545	491
Other	29	15
	574	506
Income (loss) before income taxes	(3,836)	3,405
Income tax expense (benefit)	711	(513)
Net income (loss)	$(4,547)	$3,918
Basic and diluted earnings (loss) per share:
Basic	$(0.31)	$0.27
Diluted	$(0.31)	$0.26
Weighted average common shares:
Basic	14,672,808	14,638,488
Diluted	14,672,808	15,048,132

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

(In thousands, except for share related data)

			Capital			Total
	Common Stock		in Excess of	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Par Value	Deficit	Stock	Equity

BALANCES AS OF DECEMBER 31, 2005	14,587,949	$152	$63,930	$(53,289)	$(2,861)	$7,932

Cumulative effect adjustment (see note 2)				(388)		(388)
Stock issued under employee benefit plans	62,788	1	16			17
Stock based compensation expense			422			422
Net income				3,918		3,918

BALANCES AS OF DECEMBER 31, 2006	14,650,737	153	64,368	(49,759)	(2,861)	11,901

Stock issued under employee benefit plans	49,455	1	27			28
Treasury stock purchase	(99,100)				(84)	(84)
Stock based compensation expense			475			475
Net loss				(4,547)		(4,547)

BALANCES AS OF DECEMBER 31, 2007	14,601,092	$154	$64,870	$(54,306)	$(2,945)	$7,773

See accompanying notes.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2007	2006
Operating activities
Net income (loss)	$(4,547)	$3,918
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	191	105
Amortization of capitalized software	70	53
Share-based compensation	475	422
Bad debt (recoveries)	—	(16)
Deferred taxes	717	(579)
Changes in operating assets and liabilities:
Accounts receivable	1,101	969
Prepaid software licenses	1,760	(799)
Prepaid expenses and other current assets	49	(45)
Accounts payable, accrued expenses, and employee and compensation benefits	180	527
Deferred revenue	(2,338)	(1,616)
Net cash provided by (used for) operating activities	(2,342)	2,939

Investing activities
Purchases of equipment and improvements	(266)	(162)
Purchase of treasury stock	(84)	—
Net cash used for investing activities	(350)	(302)

Financing activities
Proceeds from stock issued under employee benefit plans	28	17
Net cash provided by financing activities	28	17

Change in cash and cash equivalents	(2,664)	2,654
Cash and cash equivalents at beginning of year	12,059	9,405
Cash and cash equivalents at end of year	$9,395	$12,059
Supplementary disclosure of cash flow information:
Interest paid	$2	$3
Income taxes (refunded) paid	$(18)	$296

See accompanying notes.

Notes to the Consolidated Financial Statements

1.  Nature of Business and Basis of Presentation

Ezenia! Inc. (“Ezenia”, “we”, or the “Company”) operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.   Founded in 1991, Ezenia develops and markets products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users. Ezenia’s products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, or keyboard-to-keyboard, flexibly, securely and in real-time.   Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

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

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

Revenue recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, and consulting, and video products.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (“AICPA”). Revenue from IWS training, installation, and consulting services are recognized as the services are performed because the Company believes we have established vendor specific objective evidence (“VSOE”) of fair value based on the price charged when the services are sold separately.

Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the IWS product according to customer specifications.  We account for product development revenue in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA.  When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage of completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with terms of the contract.  The associated cost recognition with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized.  As of December 31, 2007 and 2006, we had no unbilled receivables or deferred costs related to milestone contracts. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings.  Product development revenue and accounts receivable reported in the financial statements are recorded at the amount expected to be received.  Product development revenue is adjusted to actual upon final audit and retroactive adjustment.  Estimated contractual allowances are provided based on management’s evaluation of current contract terms.

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

Third-Party Technology

Ezenia’s IWS product incorporates third party technology in the form of software licenses, which we purchase from other software vendors.  Software licenses purchased from vendors are reported as prepaid licenses and, when deployed, amortized to cost of revenue over the subscription period, which is generally one year.

Advertising

Advertising costs are included in sales and marketing expense.  Ezenia uses its website as its main form of advertising along with participating in various industry related trade shows and currently does not incur material advertising costs. Advertising costs are expensed as incurred. Advertising expense approximated $24 thousand and $49 thousand in fiscal years 2007 and 2006, respectively.

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

Revenue from one customer accounted for approximately 27% of total revenue in 2007 and 17% of total revenue in 2006.  Accounts receivable from this customer accounted for approximately 4% and 17% of the balances at December 31, 2007 and 2006, respectively. A second customer accounted for approximately 18% of total revenue in 2007 and 17% of total revenue in 2006.  The accounts receivable balance accounted for approximately 49% and 28% of the balances at December 31, 2007 and 2006, respectively.  A third customer accounted for approximately 12% of total revenue in 2007 and 10% of total revenue in 2006.  The accounts receivable balance accounted for approximately 33% and 31% at December 31, 2007 and 2006 respectively.  Revenue from international markets was approximately $40 thousand and $209 thousand in 2007 and 2006, respectively.

Equipment and improvements

Equipment and improvements are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Computer software and equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Repairs and maintenance costs are expensed as incurred.

Research and development costs

We account for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standard (“SFAS”) No. 2, “Accounting for Research and Development Costs”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.  During the quarter ended March 31, 2006, we released Version 3.0 of our InfoWorkSpace software product.  In connection with this development effort, a total of $140 thousand of costs were capitalized and are being amortized on a straight-line basis over the remaining estimated economic life of the product, which we have determined to be two years.

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

Based upon our assessment of current and future taxable income, and our analysis of the future tax consequences attributable to net operating loss and credit carryovers at December 31, 2006 and 2005, we released approximately $579 thousand and $138 thousand of valuation allowance against deferred tax assets in 2006 and 2005, respectively,  resulting in a net deferred tax asset of approximately $717 thousand as of December 31, 2006.

As of December 31, 2007 we believe that the realizability of the net deferred tax asset balance of $717 thousand is in question due to the loss in 2007 and the uncertainty of future taxable income.  We therefore provided a full reserve against the deferred tax assets in 2007.

Net income (loss) per share

The Company reports net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted net income (loss) per share are as follows:

	2007	2006
Basic	14,672,808	14,638,488
Effect of assumed exercise of stock options	—	409,644
Diluted	14,672,808	15,048,132
Outstanding options excluded as impact is anti-dilutive	2,747,066	1,486,608

Accounting for share-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”).  This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. SFAS No. 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognize that cost over the period that such services are performed.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25.   The Company adopted SFAS No. 123R on January 1, 2006 under the modified-prospective transition method.

Prior to adopting SFAS No. 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS No. 123.  Accordingly, no stock-based compensation cost was recognized in the statement of operations in connection with the issuance of stock options under any of our stock option plans, or through our 1995 Employee Stock Purchase Plan for periods ended prior to January 1, 2006.  We have applied the modified-prospective method in adopting SFAS No. 123R.  Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption.  Under the modified prospective method, compensation cost recognized subsequent to January 1, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

In March 2005, the Staff of the SEC issued SAB 107, “Share-based Payment” (“SAB 107”), which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations concerning the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company has accounted for its stock option grants in compliance with SAB 107.

For the years ended December 31, 2007,and 2006, the Company recorded share-based compensation expense in the consolidated statements of operations as follows:

(in thousands)

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Cost of revenue	$13	$5
Research and development	50	69
Sales and marketing	27	75
General and administrative	385	273
	$475	$422

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

	Year ended December 31,
	2007	2006
Expected volatility	93.13%-93.75%	99.64%-110.66%
Risk-free interest rate	2.93%-3.84%	4.28%-5.22%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2007 and 2006 was $1.33 and $2.34 per share, respectively.  We estimated forfeitures related to option grants at an annual rate of 30.66% per year and true up for actual forfeitures each reporting period.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized share-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.24 years, amounted to $1.4 million at December 31, 2007.

The weighted average exercise price of stock options exercised for the year ended December 31, 2007 was $0.56.  The intrinsic value of stock options exercised for the year ended December 31, 2007 was $55 thousand.

In November 2005, the FASB issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided by this FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS No. 123R.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No.123R.

Recent Accounting pronouncements

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

At December 31, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards of $60.3 million and $7.3 million, expiring at various dates through 2027. Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and due to the possibility of additional changes in control in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 1999 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently conducting an audit of our consolidated federal income tax return for the 2005 tax year.

In September 2006, the Staff of the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We adopted SAB No. 108 during fiscal 2006.  Our 2006 financial results include a cumulative effect adjustment for adjustments previously deemed immaterial in our revenue and cost of sales amortization for our IWS product line and a non-material correction of the 2005 income tax provision.  The cumulative effect adjustment results from applying the provisions of SAB No. 108.  Historically, the amortization of the IWS deferred revenue and the related cost of sales was done using a full month convention of amortization, whereby a full month of revenue and prepaid license cost was amortized in the month of license shipment, regardless of what day of the month the product was shipped on.  This had the effect of accelerating revenue and cost recognition.  Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments related to the license revenue and prepaid license cost amortization.  We determined the impact from the adjustment to be immaterial to current and prior periods’ financial results under the “rollover” method.  However, we have evaluated the adjustment using the dual approach method described in SAB No. 108 and accordingly, as of January 1, 2006, we recorded a cumulative effect adjustment to increase the deferred revenue balance by $358 thousand and increase the prepaid software license cost by $70 thousand, with a corresponding net charge to retained earnings of $288 thousand.  During 2006 we also identified a $100 thousand error in the 2005 tax provision related primarily to income apportionments for state taxes.  We believe that this adjustment is immaterial to both 2006 and 2005 operating results.  In accordance with SAB No. 108, the income tax error was corrected as of January 1, 2006 by recording an adjustment to increase the income tax accrual by $100 thousand, with a corresponding charge to retained earnings of $100 thousand.  In accordance with SAB No. 108, reported results for periods prior to January 1, 2006 have not been adjusted.

The 2006 financial statements were affected by these adjustments through a $149 thousand increase in product revenue, with a corresponding increase of $25 thousand in cost of product revenue and a $99 thousand increase in the income tax benefit.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007.  The FASB has deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are required to adopt SFAS No. 157 on January 1, 2008.  We do not expect the adoption of SFAS No. 157 will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.  115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued beginning with the first quarter of 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Principally, SFAS No. 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 141R on the Company’s consolidated financial position and results of operations.

3.                                      Equipment and Improvements

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Depreciation is calculated using the straight-line method over the useful lives of the respective assets.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term. For the years ended December 31, 2007 and 2006, equipment and improvements consisted of the following:

(in thousands)	2007	2006
Computer equipment and purchased software	$387	$306
Office equipment	34	46
Furniture and fixtures	76	40
Leasehold improvements	176	69
Total equipment and improvements	$673	$461
Less: accumulated depreciation	(293)	(157)
Total equipment and improvements, net	$380	$304

Depreciation expense for the years ended December 31, 2007 and 2006 was $191 thousand and $105 thousand respectively.  Also included in depreciation expense for the year ended December 31, 2007 was a $24 thousand write-off related to the assets of the Company’s closed Colorado facility.

4.                                      Income taxes

The provision (benefit) for income taxes is as follows:

		Year ended December 31
(in thousands)		2007	2006

Current
	Federal	$—	$15
	State	(6)	51

	Total current	(6)	66
Deferred
	Federal	667	(560)
	State	50	(19)

	Total deferred	717	(579)

Total tax expense(benefit)		$711	$(513)

The 2007 current state tax benefit is a result of prior year true-ups.  The 2007 deferred tax expense is associated with an increase to the Company’s valuation allowance in the amount of $717 thousand, and represents management’s conclusion that under the more likely than not criterion of SFAS No.109, the Company’s deferred tax asset will not be realized.  The 2006 current federal tax expense is comprised of estimated federal Alternative Minimum tax expense associated with the 2006 federal income tax return.  The 2006 state income tax expense arises from states where the company conducts business and files a return in, and receives minimal or no benefit from state NOL carryovers to absorb current year taxable income from current state taxation.  The 2006 deferred tax benefit is associated with the release of a portion of the Company’s valuation allowance in the amount of $579 thousand and represents management’s conclusion that under the more likely than not criterion of SFAS 109, a portion of the deferred tax asset would be realized.

The Company’s deferred tax assets consist of the following:

Deferred Tax Assets:	December 31, 2007	December 31, 2006
(in thousands)
Net Operating Loss Carryforwards	$20,771	$17,362
Purchased intangibles	3,754	4,266
Tax Credit Carryforwards	2,541	2,484
Reserves, accruals and allowances	237	1,843
Capitalized Research and Development Costs	151	226
Deferred Revenue	70	83
Depreciation and Amortization	53	17

Other	331	337

Total Gross Deferred Tax Asset	27,908	26,618
Valuation Allowance	(27,908)	(25,901)
Net Deferred Tax Asset	$—	$717

At December 31, 2007 and December 31, 2006, the Company has domestic federal NOL carryforwards of approximately $60.3 million and $51.1 million respectively, available to reduce future taxable income, which expire at various dates beginning in 2020 through 2027.  The Company also has federal research and development tax credit carryforwards of approximately $2.4 million at December 31, 2007 available to reduce future tax liabilities which expire at various dates beginning in 2012 through 2027.  The Company has state net operating loss carryforwards of approximately $7.3 million and $3.1 million, respectively, available to reduce future state taxable income, which expire at various dates beginning in 2008 through 2027.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards which may be utilized annually to offset future taxable income and taxes payable.

As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards, research and experimentation credit carryforwards, and capitalized start up expenditures and research and development  expenditures amortizable over sixty months straight-line.  Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of approximately $27.9 million has been established at December 31, 2007 and approximately $25.9 million at December 31, 2006, respectively.  Management has determined that no release of the valuation allowance should be undertaken in 2007.  Management has determined at this time that the net deferred tax asset is appropriate, and that it is more likely than not that the remaining net deferred tax asset will not be realized.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the

Company’s effective income tax rate is as follows for the years ended December 31, 2007 and 2006.

(in thousands)	December 31, 2007	December 31, 2006

Income tax computed at federal statutory tax rate	$(1,304)	$1,163

State taxes, net of federal benefit	245	4,406

Change in valuation allowance	2,007	(6,075)

R&D and other credits	(31)	16

Permanent differences and other	(206)	(23)

Total	$711	$(513)

The increase in state taxes during the year ended December 31, 2006 is predominantly due to the expiration of state tax benefits and a change in effective state rates due to a change in the location of the Company’s headquarters from Massachusetts to New Hampshire.

The change in the Deferred Tax Asset Valuation Allowance is analyzed as follows:

	Balance at			Balance at
(in thousands)	Beginning of Period	Additions	Deductions	End of Period

2007	$25,901	10,065	8,058	27,908

2006	$31,976	587	6,662	25,901

The Company was previously headquartered in Massachusetts and had accumulated approximately $53 million and $918 thousand in Massachusetts NOL and credit carryforwards, respectively.  During 2006, the Company concluded that it does not expect to have income reportable in Massachusetts.  Accordingly, the Company wrote the Massachusetts NOL and credit carryforwards off against the previously provided valuation allowance.

5.                                      Commitments and Contingencies

We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in June 2010. In July 2007, we signed an additional lease for 6,000 square feet adjacent to our existing rented space in Nashua, New Hampshire.  These leases will expire in August 2010. We also have leased office space, located in Sterling, Virginia for our sales force which expires in 2010.  Future minimum lease obligations at December 31, 2007, under all of these non-cancelable operating leases are approximately $120 thousand in 2008, $120 thousand in 2009, and $50 thousand in 2010.

In December 2007, the Company completed the closure of its Colorado Springs facility.  The Company recorded a restructuring charge of $215 thousand to cover the expected lease payments of the abandoned facility, net of expected sublease proceeds.  The space is currently available for subleasing.

In April 2007, we entered into a new agreement with Microsoft to extend an existing software distribution license agreement through 2008.  Under the agreement, the Company was required to purchase a minimum of $1.7 million of product licenses during fiscal year 2007, and a minimum of $2.75 million of product licenses during fiscal year 2008, with an additional $0.5 million over the life of the agreement.

After a review of the current forecast for license sales for the balance of the agreement, the Company recorded a charge of $1.45 million to reserve for excess purchase commitments under the Microsoft agreement.  The charge was recorded as a component of cost of product revenue in September 2007.  The Company is continuing its efforts to maximize utilization of licenses on hand and licenses under commitment.  The computation of the excess purchase commitment reserve requires management to make certain significant assumptions regarding future license renewals, and sales growth.  Actual results may differ materially from management’s estimates.

6.                                      Stockholders Equity

The Company has authorized 2,000,000 shares of undesignated preferred stock. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors.

Share Repurchase Program

In October 2007, the Board of Directors authorized the repurchase up to $1.0 million of common stock.  This authority may be exercised from time to time through November 2008, and in such amounts as market conditions warrant. The repurchases may be made on the open market, in block trades or otherwise. The  program may be suspended or discontinued at any time.  As of December 31, 2007, the Company has purchased $84 thousand of common stock with a balance of $916 thousand available for this repurchase program.

7.             Benefit Plans

Stock Option Plans

The Company’s Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”) provided for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, for up to 6,090,541 shares to officers, employees and consultants.  The 1991 Plan terminated on March 31, 2001, and no further options have been granted under the 1991 Plan subsequent to that date.  At December 31, 2007, there were 650,252 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 1991 Plan.

The Company’s 2001 Stock Incentive Plan was approved and adopted by the Board of Directors on April 11, 2001 (the “2001 Plan”). The 2001 Plan provided for the sale or award of common stock, or the grant of non-qualified stock options for the purchase of common stock, for up to 5,000,000 shares to officers, directors, employees and consultants of the Company.  Vesting of options granted under the 2001 Plan accelerates upon change of control or acquisition as defined in the 2001 Plan. The 2001 Plan terminated on December 31, 2004 and no further options have been granted under the 2001 Plan subsequent to this date.  At December 31, 2007, there were 109,218 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 2001 Plan.

The Company’s 2004 Stock Incentive Plan was approved and adopted by the Board of Directors on December 31, 2004 (the “2004 Plan”). The 2004 Plan provides for the sale or award of common stock or the grant of non-qualified stock options for the purchase of common stock, for up to 7,500,000 shares to officers, directors, employees and consultants of the Company. The Board of Directors administers the 2004 Plan, and the terms of grants and awards made pursuant to the 2004 Plan.  Vesting of options granted under the 2004 Plan accelerates upon change of control or acquisition as defined in the 2004 Plan. The 2004 Plan will terminate on December 31, 2014.  At December 31, 2007, there were 1,957,245 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 2004 Plan.

In April 1995, the Board of Directors and stockholders approved the Company’s Non-Employee Director Stock Option Plan (the “Director Plan”), which was amended by the Board of Directors on June 5, 2002 (the “Director Plan”).  The Director Plan provided that the Board of Directors, at its discretion, was permitted to grant options to non-employee directors, subject to terms and conditions as determined by the Board of Directors.  The Director Plan terminated on November 9, 2004, and no further options have been granted under the Director Plan subsequent to that date.  At December 31, 2006, there were 34,000 shares of common stock reserved for issuance upon exercise of outstanding options granted under the Director Plan.

A summary of option activity under the 2004 Plan, 2001 Plan, the 1991 Plan and the Director Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,845,639	$3.65
Granted	773,600	3.15
Terminated	(165,418)	2.44
Exercised	(56,973)	0.31

Outstanding at December 31, 2006	2,396,848	$3.66
Granted	996,550	1.82
Terminated	(596,877)	2.02
Exercised	(49,455)	0.68

Outstanding at December 31, 2007	2,747,066	$3.40

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2007 were 6.42 years and $39 thousand, respectively.  The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2007 were 4.74 years and $39 thousand, respectively.

Related information for options outstanding and exercisable as of December 31, 2007 under these option plans is as follows:

Range of exercise prices	Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$0.11 — $ 0.97	747,693	6.87	$0.87	520,715	$0.83
1.02 — 2.01	209,808	8.77	1.48	46,916	1.65
2.01 — 2.95	706,079	8.78	2.28	113,204	2.49
3.08 — 4.50	447,986	8.01	3.33	213,520	3.36
7.81 — 9.13	635,500	1.39	8.33	635,500	8.33

	2,747,066	6.42	3.40	1,529,855	4.44

Savings Plan

The Company sponsors a savings plan for its employees, which has been qualified under Section 401 (k) of the Internal Revenue Code.  Eligible employees are permitted to contribute to the 401 (k) plan through payroll deductions within statutory and plan limits.  Contributions from the Company are made at the discretion of the Board of Directors and approximated $38,000 and $32,000 in 2007 and 2006, respectively.

Deferred Compensation Plan

Effective March 31, 2006, the Company adopted the Ezenia Deferred Compensation Plan (the “Plan”). Under this Plan, eligible employees may elect to defer up to 100% of their base and incentive compensation into the Plan. The Company is under no obligation to establish a fund or reserve in order to pay the benefits under the Plan except in the event of a change in control.  If funded, the plan Trustee makes all investment decisions for the Trust on behalf of the participants. The Company has not guaranteed a return on investment for the participants, however, all earnings and losses on the Plan assets are borne by the participant.  All contributions and earnings are fully vested to the participant when made but are subject to the Company’s creditors in the event of bankruptcy.  As a result, the assets held in the Plan have been recorded as cash equivalents in the consolidated balance sheet with a corresponding liability being recorded as deferred compensation, which is included in employee compensation and benefits in the accompanying consolidated balance sheet.  Interest earned on the Plan assets is recorded as interest income in the consolidated statement of operations. A corresponding entry to deferred compensation is made to increase (decrease) the amounts due the participant resulting from the changes in the asset value with an offsetting charge or credit to general and administrative expense. Compensation expense, including employee deferrals, was approximately $36 thousand and $195 thousand in the years ended December 31, 2007 and 2006, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the Company’s management, under the supervision and with the participation of both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Ezenia’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Ezenia’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ezenia’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Ezenia’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Ezenia’s receipts and expenditures are being made only in accordance with authorizations of Ezenia’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Ezenia’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed Ezenia’s internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2007, Ezenia’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 will be included in the Company’s definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s employees, including its executive officers and directors. The Code is available on the Company’s website at www.ezenia.com.  The Company intends to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on the Company’s website. The Company shall also provide to any person without charge, upon request, a copy of the Code.  Any such request must be made in writing to the Company, c/o Investor Relations, 14 Celina Ave, Suite 17-18, Nashua, New Hampshire 03063.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Company’s definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in the Company’s definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 about the Company’s equity compensation plans under which shares of its common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by securityholders	2,638,373	(1)	$3.53	5,524,676	(2)
Equity compensation plans not approved by securityholders	108,693	(3)	$0.37	—
Total	2,747,066		$3.40	5,524,676

(1)                                  Includes 650,252 shares of common stock to be issued upon exercise of outstanding options under the Amended and Restated 1991 Stock Incentive Plan, 34,000 shares of common stock to be issued upon exercise of outstanding options under the 1994 Non-Employee Director Option Plan, and 1,957,245 shares of common stock to be issued upon exercise of outstanding options under the 2004 Stock Incentive Plan.

(2)                                  Includes 5,524,676 shares of common stock remaining available for future issuance under the 2004 Stock Incentive Plan. The Amended and Restated 1991 Stock Incentive Plan terminated on March 31, 2001, the 1994 Non Employee Director Option Plan terminated on November 9, 2004, and the 1995 Employee Stock Purchase Plan terminated on January 31, 2005, and no additional options may be granted under these plans.

(3)                                  Represents shares of common stock to be issued upon exercise of outstanding options under the 2001 Stock Incentive Plan.  The 2001 Stock Incentive Plan terminated on December 31, 2004, and no additional options may be granted under this plan.

A description of the Stock Incentive Plans is included in Note 7 to the Company’s Consolidated Financial Statements set forth herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the Company’s definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included in the Company’s definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders.  Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents Filed as Part of Form 10-K

1.                                      Consolidated Financial Statements.

The following consolidated financial statements and supplementary data are included in Part II-Item 8 filed as part of this report:

•                  Report of Independent Registered Public Accounting Firm

•                  Consolidated Balance Sheets as of December 31, 2007 and 2006

•                  Consolidated Statements of Operations for the years ended December 31, 2007 and 2006

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006

•                  Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

•                  Notes to Consolidated Financial Statements

•                  Quarterly Financial Information (unaudited)

2.                                      Financial Statement Schedule.

•                  Schedule II — Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

3.                                      List of Exhibits.

Exhibit Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(8)+	2004 Stock Incentive Plan.
10.5(1)	License Agreement dated January 2, 1995 between the Registrant and Datapoint Corporation.
10.6(1)	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.7(2)+	Employment Agreement dated as of November 9, 2007 between the Registrant and Khoa D. Nguyen.
10.8(3)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics
Government Systems Corporation, as amended.
10.9(a)(4)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General
Dynamics Government Systems Corporation.
10.10(b)(7)	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics
Government Systems Corporation.
10.11(5)+	2001 Stock Incentive Plan of the Registrant.
10.12(6)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.13(6)	License Agreement dated as of August 1, 2002 between the Registrant and Telecom AS.
10.14(6)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor Tandberg Telecom AS.
10.15(6)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.16(6)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant and Tandberg Telecom AS.
10.17(9)	First Amended and Restated Software Distribution License Agreement dated January 1, 2005 by and between
Microsoft Corporation and Ezenia! Inc.
10.18	Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft
Corporation and Ezenia! Inc. dated April 2007.
21.1	Subsidiaries of the Registrant.
23.2	Consent of Vitale, Caturano & Company Ltd.
31.1	Consent of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Consent of the Company’s Chief Financial Officer pursuant to 18 U. S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. ection 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. ection 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)                                        Incorporated by reference from the Company’s Registration Statement on Form S-1.

(2)                                        Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on November 14, 2007.

(3)                                        Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

(4)                                        Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001.

(5)                                        Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.

(6)                                        Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002.

(7)                                        Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

(8)                                        Incorporated by reference from the Company’s Form 10-K/A filed with the Securities and xchange Commission for the year ended December 31, 2004.

(9)                                        Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZENIA! INC.

By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date:	March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Khoa D. Nguyen	Chairman, Chief Executive Officer,	March 26, 2008
Khoa D. Nguyen	and President (Principal executive officer)

/s/ Ronald L. Breland	Director	March 26, 2008
Ronald L. Breland

/s/ Gerald P. Carmen	Director	March 26, 2008
Gerald P. Carmen

/s/ John A. McMullen	Director	March 26, 2008
John A. McMullen

/s/ Robert N. McFarland	Director	March 26, 2008
Robert N. McFarland

/s/ Roger N. Tuttle	Chief Financial Officer	March 26, 2008
Roger N. Tuttle	and Secretary (Principal financial and
Accounting officer)

EZENIA! INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A — Description	Column B	Column C — Additions		Column D	Column E
Accounts Receivable Allowances	Balance At Beginning Of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions — Uncollectible Accounts Written-off	Balance at End of Period

Year Ended December 31, 2007	$412,909	—	—	—	$412,909

Year Ended December 31, 2006	$339,246	(15,967)	89,630	—	$412,909

Exhibit Index

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(8)+	2004 Stock Incentive Plan.
10.5(1)	License Agreement dated January 2, 1995 between the Registrant and Datapoint Corporation.
10.6(1)	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.7(2)+	Employment Agreement dated as of November 9, 2007 between the Registrant and Khoa D. Nguyen.
10.8(3)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant.
10.9(a)(4)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General
Dynamics Government Systems Corporation.
10.10(b)(7)	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics
Government Systems Corporation.
10.11(5)+	2001 Stock Incentive Plan of the Registrant.
10.12(6)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.13(6)	License Agreement dated as of August 1, 2002 between the Registrant and Telecom AS.
10.14(6)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor Tandberg Telecom AS.
10.15(6)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.16(6)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant Tandberg Telecom AS.
10.17(9)	First Amended and Restated Software Distribution License Agreement dated January 1, 2005 by and between
Microsoft Corporation and Ezenia! Inc.
10.18	Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft
Corporation and Ezenia! Inc. dated April 2007.
21.1	Subsidiaries of the Registrant.
23.2	Consent of Vitale, Caturano & Company, Ltd.
31.1	Consent of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Consent of the Company’s Chief Financial Officer pursuant to 18 U. S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

+                                               Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.

(1)                                        Incorporated by reference from the Company’s Registration Statement on Form S-1.

(2)                                        Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commissionon November 14, 2007.

(3)                                        Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

(4)                                        Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001.

(5)                                        Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.

(6)                                        Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002.

(7)                                        Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

(8)                                        Incorporated by reference from the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2004.

(9)                                        Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2005.