Form 10-Q
period 2008-03-31
EZENIA INC
filed 2008-05-15
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2008

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                               No ☒

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2008 was 14,658,217.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$9,383	$9,395
Accounts receivable, less allowances of $397 at March 31, 2008 and $413 at December 31, 2007	1,229	2,479
Prepaid software licenses	2,045	1,417
Prepaid expenses and other current assets	255	307
Total current assets	12,912	13,598

Prepaid licenses, net of current portion	68	169
Capitalized software, net	—	18
Equipment and improvements, net	337	380
Total assets	$13,317	$14,165

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$338	$497
Accrued expenses	1,719	1,885
Accrued restructuring	175	215
Employee compensation and benefits	266	266
Deferred revenue	3,438	3,512
Total current liabilities	5,936	6,375
Deferred revenue, net of current portion	—	17

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,417,754 issued and 14,658,217 outstanding at March 31, 2008; 15,360,629 issued and 14,601,092 outstanding at December 31, 2007	154	154
Capital in excess of par value	65,031	64,870
Accumulated deficit	(54,859)	(54,306)
Treasury stock at cost, 759,537 shares at March 31, 2008 and December 31, 2007	(2,945)	(2,945)
Total stockholders’ equity	7,381	7,773
Total liabilities and stockholders’ equity	$13,317	$14,165

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Product revenue	$1,795	$2,256
Product development revenue	16	411
Service revenue	—	1
	1,811	2,668
Cost of revenues
Cost of product revenue	689	881
Cost of product development revenue	—	308
Cost of service revenue	—	1
	689	1,190
Gross profit	1,122	1,478

Operating expenses
Research and development	508	527
Sales and marketing	520	404
General and administrative	539	532
Occupancy and other facilities related expenses	83	115
Depreciation	59	33
Total operating expenses	1,709	1,611

Loss from operations	(587)	(133)

Interest income	52	153
Other income (expense)	(18)	5
Income (loss) before income taxes	(553)	25

Income tax expense	—	9
Net income (loss)	$(553)	$16

Basic and diluted earnings per share:
Basic	$(0.04)	$0.00
Diluted	$(0.04)	$0.00
Weighted average common shares:
Basic	14,608,696	14,652,385
Diluted	14,608,696	14,997,662

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net income (loss)	$(553)	$16
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	59	33
Amortization of capitalized software	18	17
Share-based compensation	148	116
Deferred taxes	—	9
Changes in operating assets and liabilities:
Accounts receivable	1,250	1,772
Prepaid software licenses	(527)	618
Prepaid expenses and other current assets	52	(87)
Accounts payable, accrued expenses, and employee and compensation benefits	(365)	(1904)
Deferred revenue	(91)	(782)
Net cash used in operating activities	(9)	(192)

Investing activities
Purchases of equipment and improvements	(16)	(10)
Net cash used for investing activities	(16)	(10)

Financing activities
Proceeds from stock issued under employee benefit plans	13	2
Net cash provided by financing activities	13	2

Change in cash and cash equivalents	(12)	(200)
Cash and cash equivalents at beginning of period	9,395	12,059
Cash and cash equivalents at end of period	$9,383	$11,859

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Nature of Business and Basis of Presentation

Ezenia! Inc. (“Ezenia”, “we”, “our”, or the “Company”) operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.  Founded in 1991, we develop and market products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users.  Our products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way – voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia and its wholly owned subsidiaries.  In the opinion of management, these financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although we believe the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenue and expenses during the reported period.  Actual results could differ materially from these estimates.  The accounting policies applied are consistent with those disclosed in our Annual Report on Form 10-K in Note 2.

2.  Revenue recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, consulting, and video products.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), issued by the American Institute of Certified Public Accountants (“AICPA”).  Revenue from IWS training, installation, and consulting services is recognized as the services are performed because we believe we have established vendor specific objective evidence (“VSOE”) of fair value based on the price charged when the services are sold separately.

Product development revenue relates to contracts involving customization of the IWS product according to customer specifications.  We account for product development revenue in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA (“SOP 81-1”).  When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage of completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with terms of the contract.  The cost associated with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings.  Product development revenue and accounts receivable reported in the financial statements are recorded at the amount expected to be received.  Product development revenue is adjusted to actual upon final audit and retroactive adjustment.  Estimated contractual allowances are provided based on management’s evaluation of current contract terms.

Service revenue represents sales of service contracts related to the maintenance of the Company’s legacy video product line.  Maintenance revenue is deferred and recognized ratably over the term of the applicable agreement.

Product and software licenses are sold without any contractual right of return by the customer.  Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements, or for product sales in advance of revenue recognition.  Judgments are required in evaluating the creditworthiness of our customers.  In all instances, revenue is not recognized until we have determined, at the outset of the arrangement that collectability is reasonably assured.  Amounts billed to customers related to shipping and handling charges are recorded upon shipment and the related costs are included in cost of goods sold.

3.  Share-based compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004),”Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award and requires us to estimate forfeitures at the grant date. Total share-based compensation cost was $148,000 and $116,000 for the three months ended March 31, 2008 and 2007, respectively.

A summary of stock option activity under all of our option plans for the quarter ended March 31, 2008 is as follows:

		Weighted Average
	Number	Exercise Price
	Of Shares	Fair Value
Options outstanding, December 31, 2007	2,747,066	$3.40
Granted	1,025,100.69
Exercised	(57,125)	.23
Canceled	(135,039)	1.48
Options outstanding, March 31, 2008	3,580,002	$2.75
Options exercisable, March 31, 2008	1,590,838	$4.40

We estimate the fair value of each option award issued under our option plans on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of our common stock.  We base the expected term of the options on our historical option exercise data with a minimum life expected equal to the vesting period of the option.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of the grant for a term closest to the expected life of the options.

	Three months ended March 31
	2008	2007
Expected volatility	92.40%	96.89%
Risk-free interest rate	1.97%	4.48%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in the first quarter of fiscal years 2008 and 2007 was $0.40 and $1.50 per share, respectively.  We estimated forfeitures related to option grants at an annual rate of 31% and 21% during the period ending March 31, 2008 and 2007, respectively.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.69 years, amounted to $1.5 million at March 31, 2008.

4.  Research and development costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs” (“SFAS No.2”), and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No.86”).  SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.  During the quarter ended March 31, 2006, we released version 3.0 of our IWS software product.  In connection with this development effort, a total of $140,000 of costs were capitalized and amortized on a straight-line method over the estimated economic life of the product, which we determined to be two years.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to manufacturing.  Prior to version 3.0, discussed above, costs incurred after technological feasibility was established had historically not been material, and accordingly, were expensed when incurred in these instances.

5.  Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. In many of its pronouncements, the FASB has previously concluded that fair value information is relevant to the users of financial statements and has required (or permitted) fair value as a measurement objective. However, prior to the issuance of this statement, there was limited guidance for applying the fair value measurement objective in GAAP. This statement does not require any new fair value measurements in GAAP.  We adopted SFAS No. 157 on January 1, 2008 and its adoption did not result in any material changes to our financial position or results of operations.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy consists of three broad levels:

•                  Level 1:  valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;

•                  Level 2:  valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;

•                  Level 3:  valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The only financial instruments reported at fair value are our cash equivalents, which are reported at fair value using Level 1 valuation techniques.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.  115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued beginning with the first quarter of 2008. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings.  The statement is applied prospectively upon adoption.  We did not elect fair value treatment for any assets or liabilities under SFAS No. 159 as of the beginning of 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Principally, SFAS No. 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS No. 141R on our consolidated financial position and results of operations.

6.  Net income per share

We report earnings per share in accordance with the SFAS No. 128, “Earnings per Share.” Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the quarters ending March 31, 2008 and 2007 are as follows:

	2008	2007
Basic	14,608,696	14,652,385
Effect of assumed exercise of stock options	—	345,277
Diluted	14,608,696	14,997,662
Outstanding options excluded as impact is anti-dilutive	3,580,002	1,666,015

7. Commitments and contingencies

We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in August 2010. In July 2007, we signed an additional lease for 6,000 square feet adjacent to our existing rented space in Nashua, New Hampshire.  These leases will expire in August 2010. We also have leased office space, located in Sterling, Virginia for our sales force which expires in 2010.  Future minimum lease obligations at December 31, 2007, under all of these non-cancelable operating leases are approximately $90,000 in 2008, $120,000 in 2009, and $50,000 in 2010.

In December 2007, we completed the closure of our Colorado Springs facility.  We recorded a restructuring charge of $215,000 to cover the expected lease payments of the abandoned facility, net of expected sublease proceeds.  The space is currently available for subleasing.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado facility for the three months ended March 31, 2008 were as follows (in thousands):

Restructuring balance as of January 1, 2008	$215
Cash payments	40
Restructuring liability at March 31, 2008	$175

In April 2007, we entered into a new agreement with Microsoft to extend an existing software distribution license agreement through 2008.  Under the agreement, we were required to purchase a minimum of $1.7 million of product licenses during fiscal year 2007, and are committed to purchase a minimum of $2.75 million of product licenses during fiscal year 2008, with an additional $0.5 million over the life of the agreement.

After a review of the current forecast for license sales for the balance of the agreement, we recorded a charge of $1.45 million to reserve for excess purchase commitments under the Microsoft agreement.  The charge was recorded as a component of cost of product revenue in September 2007.  We are continuing our efforts to maximize utilization of licenses on hand and licenses under commitment.  The computation of the excess purchase commitment reserve requires management to make certain significant assumptions regarding future license renewals, and sales growth.  Actual results may differ materially from management’s estimates.

8. Related-Party Transactions

During 2007, we engaged the Carmen Group, Inc. as consultants to assist in the development and implementation of a strategy for marketing our products to Federal purchasers within the Department of Defense and appropriate adjacent markets.  The President of the Carmen Group is the son of a member of our Board of Directors.  For the three months ended March 31, 2008, the Company paid the Carmen Group, Inc. $75,000 for consulting services.

9.  Subsequent Event

On April 15, 2008, the Company adopted a Shareholder Rights Agreement.  Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of common stock of the Company to shareholders of record as of the close of business on April 16, 2008 (the “Record Date”).  In addition, one Right will automatically attach to each share of common stock issued between the Record Date and the Distribution Date (as hereinafter defined).  Each Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of the Company’s Series D Junior Participating Cumulative Preferred Stock, par value $0.01 per share, at a cash exercise price of $3.00 per Unit, subject to adjustment under certain conditions specified in the Rights Agreement.

Initially, the Rights are not exercisable and are attached to and trade with all shares of common stock outstanding as of, and issued subsequent to, the Record Date.  The Rights will separate from the common stock and will become exercisable upon the earlier of (i) the close of business on the tenth calendar day following the first public announcement that a person or group of affiliated or associated persons (an

“Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of common stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by a shareholder (the date of said announcement being referred to as the “Stock Acquisition Date”), or (ii) the close of business on the tenth business day (or such later day as the Board of Directors may determine) following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of common stock (the earlier of such dates being herein referred to as the “Distribution Date”).

Notwithstanding the foregoing, with respect to any person who beneficially owns (for purposes of the Rights Agreement) 15% or more of the outstanding shares of common stock as of April 16, 2008 (such person being referred to in the Rights Agreement as a “Grandfathered Person”), the Distribution Date will not occur unless such Grandfathered Person has acquired beneficial ownership of shares of common stock representing an additional ½% of the outstanding shares of common stock.  Per the terms of the Rights Agreement, the Company’s Chief Executive Officer, Khoa Nguyen, is initially deemed a Grandfathered Person and, for purposes of the Rights Agreement, his beneficial ownership shall not include certain additional shares of common stock acquired pursuant to equity awards granted by the Company’s Board of Directors or Compensation Committee on or after April 16, 2008.

In the event that a Stock Acquisition Date occurs, proper provision will be made so that each holder of a Right (other than an Acquiring Person or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive upon exercise, in lieu of a number of Units of Preferred Stock, that number of shares of common stock of the Company (or, in certain circumstances, including if there are insufficient shares of common stock to permit the exercise in full of the Rights, Units of Preferred Stock, other securities, cash or property, or any combination of the foregoing) having a market value of two times the exercise price of the Right (such right being referred to as the “Subscription Right”).  In the event that, at any time following the Stock Acquisition Date, (i) the Company consolidates with, or merges with and into, any other person, and the Company is not the continuing or surviving corporation, (ii) any person consolidates with the Company, or merges with and into the Company and the Company is the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of common stock are changed into or exchanged for stock or other securities of any other person or cash or any other property, or (iii) 50% or more of the Company’s assets or earning power is sold, mortgaged or otherwise transferred, each holder of a Right (other than an Acquiring Person or its associates or affiliates,  whose Rights shall become null and void) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the exercise price of the Right (such right being referred to as the “Merger Right”).  The holder of a Right will continue to have the Merger Right whether or not such holder has exercised the Subscription Right.  Rights that are or were beneficially owned by an Acquiring Person may (under certain circumstances specified in the Rights Agreement) become null and void.

The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right (payable in cash, common stock or other consideration deemed appropriate by the Board of Directors) by the Board of Directors only until the earlier of (i) the time at which any person becomes an Acquiring Person or (ii) the expiration date of the Rights Agreement (April 16, 2018).  Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and thereafter the only right of the holders of Rights will be to receive the redemption price

On April 21, 2008 the Company designated 50,000 of the 2,000,000 authorized preferred stock as Series D Preferred Stock. The Series D Preferred Stock shall be entitled to receive in preference to the holders of shares of common stock and of any other junior stock, quarterly dividends payable in cash in an amount per share equal to the greater of (a) $1.00 or (b) subject to the provisions for adjustment hereinafter set forth, 10,000 times the aggregate per share amount of dividends declared on the common stock. Upon any liquidation, dissolution or winding up of the Company, prior to any distribution to the holders of shares of stock ranking junior to the Series D Preferred Stock, holders of shares of Series D Preferred Stock shall receive, an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, plus an amount equal to the greater of (1) $10,000 per share or (2) an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 10,000 times the aggregate amount to be distributed per share to holders of common stock.  Each share of Series D Preferred Stock shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, expansion of our sales, service, engineering and marketing organizations, key differentiators in our market, changes in the competitive landscape, future financial results, product development and offerings, revenues from our legacy videoconference products and services, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our InfoWorkSpace version 3.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. government as our largest customer, new product introductions and enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Item 1A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007 and in other periodic reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

For the quarter ended March 31, 2008, revenue declined approximately 32.1%, operating loss was approximately $587,000, and basic loss per share was ($0.04), down $0.04 per share, when compared to the quarter ended March 31, 2007.  Revenue relating to our IWS product declined approximately 20.4% for the quarter ended March 31, 2008 as compared to the same period in 2007 while our development revenue declined by 96% as compared to the same period in 2007.  These results demonstrate the impact of the budgetary constants within the Department of Defense (“DOD”) since 2006.  Operating expenses as a percentage of revenue increased to approximately 94% for the quarter ending March 31, 2008, as compared to approximately 60% for the quarter ended March 31, 2007 as we continued to invest in research and development expenditures to expand IWS functionality and increase our sales and marketing staff to develop new markets.

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

Results of Operations

Revenue:   Revenue declined 32.1% to approximately $1.8 million for the quarter ended March 31, 2008 from approximately $2.7 million reported for the quarter ended March 31, 2007.   This decline in revenue was related to reduced sales of our IWS product line, which includes license, maintenance, consulting, training, and product development revenue.  Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product.  The product development revenue declined 96% for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.  IWS product related revenue accounted for 100% of total revenue for the quarter ending March 31, 2008, as compared to approximately 99.9% for the same period in 2007.

Revenue from international markets, accounted for less than 1% of total revenue for the three month period ended March 31, 2008 as compared to approximately 1% for the same period in 2007.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 62.0% for the quarter ended March 31, 2008 as compared to approximately 55.4% for the quarter ended March 31, 2007. The increase in product gross profit is primarily attributed to a decline in product development revenue, which earns a  lower gross profit percentages.

Research and Development:   Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 4.0% to approximately $508,000 for the quarter ended March 31, 2008 from approximately $527,000 for the quarter ended March 31, 2007.  This decrease is primarily attributable to a decrease in travel and consulting expenses, partially offset by higher supplies expense.

Sales and Marketing:   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased by 28.7%, to approximately $520,000 for the quarter ended March 31, 2008 from approximately $404,000 for the quarter ended March 31, 2007, due to an increase in employee related compensation costs plus an increase in consultants, travel and commissions offset by a decrease in recruiting expense.

General and Administrative:   General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees.  General and administrative expenses increased by 1.3% to approximately $539,000 for the quarter ended March 31, 2008 as compared to approximately $532,000 for the quarter ended March 31, 2007, primarily due to a decrease in headcount-related costs and travel offset with an increase in professional fees and officer life insurance expenses.

Occupancy and Other Facilities Related Expenses:   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and sales office in Virginia.  Occupancy costs decreased by 27.8% to approximately $83,000 during the three-month period ended March 31, 2008 as compared to approximately $115,000 for the corresponding period of the previous year.  The decrease in spending was primarily due to the shutdown of our Colorado office in the fourth quarter of 2007.

Interest Income:  Interest income consists of interest income on cash, cash equivalents and marketable securities. Interest income decreased to approximately $52,000 for the three months ended March 31, 2008 from approximately $153,000 for the period ended March 31, 2007. The decrease is due to a decline in interest rates.

Other Income:   For the quarter ended March 31, 2007, we had other income of $5,000 while for the three months ended March 31, 2008, we had other expenses of $18,000. This difference results from unrealized losses on short term investments.

Income Tax Expense:   Due to the current loss there is no current income tax expense for the quarter ended March 31, 2008 as compared to the current income tax expense of approximately $9,000, in both federal and state taxes for the quarter ended March 31, 2007.  We believe that it is more likely than not that our deferred tax assets will not be utilized and have provided a full valuation allowance for the net deferred tax assets.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents on hand of approximately $9.4 million.  We incurred a loss from operations of approximately ($587,000)  for the quarter ended March 31, 2008, and a net loss for the quarter of approximately ($553,000), as compared with an operating loss and net profit in the quarter ended March 31, 2007 of approximately ($133,000) and $16,000, respectively.

In the quarter ended March 31, 2008 we used cash from operations of approximately $9,000 compared to using cash of approximately $192,000 for the quarter ended March 31, 2007.   Cash was generated by decreases in accounts receivable offset by a decrease in prepaid software licenses, accounts payable and deferred revenue. Cash provided by operating activities in the first quarter of 2007 were primarily the result of decreases in accounts receivable and prepaid software licenses, offset by decreases in accounts payable,  accrued expenses and deferred revenue.

We invested approximately $16,000 in property and equipment during the first quarter of 2008 compared to approximately $10,000 during the first quarter of 2007.  We have generated cash from financing activities of approximately $13,000 and $2,000 during the first quarter of 2008 and 2007 respectively, due to proceeds of sales of our common stock pursuant to our various stock plans.

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in August 2010. We also have lease for office space in Sterling, Virginia for sales and technical support operations.

In April 2007 we entered into a new, two-year agreement with Microsoft to extend an existing software distribution license agreement through 2008.  Under the agreement, we were required to purchase a minimum of approximately $1.7 million of product during fiscal year 2007 and are required to purchase a minimum of $2.75 million in 2008 with an additional $0.5 million over the life of the contract.

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

Operating costs were in line with our expectations for the quarter ended March 31, 2008.  Operating costs compared to the quarter ended March  31, 2007 increased by approximately $98,000, and were primarily driven by increased sales and marketing expenses. We remain committed to making the necessary investments in building and expanding our infrastructure in fiscal 2008 and expect to see increased sales and marketing expenses during the remainder of fiscal 2008.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest  cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper, mutual funds and short-term money market funds. These investments are subject to minimal credit and market risk and we have no debt other than its contractual lease obligations. A 10% change in interest rates would not have a material impact on our financial position, operating results or cash flows. We have closed our foreign offices, and sales to foreign customers from the United States are in U.S. dollars.  Therefore, we  have no significant foreign currency risk.

Item 4.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, our  management, under the supervision and with the participation of both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed on the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to a variety of claims and suits that arise in the ordinary course of business. Currently, we are not a defendant in any claims or suits.

Item 1A. Risk Factors

For factors that could affect our business, results of operation and financial condition, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

EZENIA! INC.

(Registrant)

Date: May 15, 2008	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Roger N. Tuttle
Roger N. Tuttle
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)