Form 10-Q
period 2008-06-30
EZENIA INC
filed 2008-08-11
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☐	Accelerated Filer☐
Non-Accelerated Filer☐ (Do not check if a smaller reporting company)	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2008 was 14,658,217.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$8,851	$9,395
Accounts receivable, less allowances of $397 at June 30, 2008 and $413 at December 31, 2007	1,187	2,479
Prepaid software licenses	1,985	1,417
Prepaid expenses and other current assets	199	307
Total current assets	12,222	13,598

Prepaid licenses, net of current portion	—	169
Capitalized software, net	—	18
Equipment and improvements, net	303	380
Total assets	$12,525	$14,165

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$661	$497
Accrued expenses	1,689	1,885
Accrued restructuring	135	215
Employee compensation and benefits	286	266
Deferred revenue	3,067	3,512
Total current liabilities	5,838	6,375

Deferred revenue, net of current portion	1	17

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,417,754 issued and 14,658,217 outstanding at June 30, 2008; 15,360,629 issued and 14,601,092 outstanding at December 31, 2007	154	154
Capital in excess of par value	65,220	64,870
Accumulated deficit	(55,743)	(54,306)
Treasury stock at cost, 759,537 shares at June 30, 2008 and December 31, 2007	(2,945)	(2,945)
Total stockholders’ equity	6,686	7,773
Total liabilities and stockholders’ equity	$12,525	$14,165

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Product revenue	$1,739	$2,158	$3,532	$4,414
Product development revenue	—	320	16	731
Service revenue	—	1	—	2
	1,739	2,479	3,548	5,147
Cost of revenues
Cost of product revenue	676	880	1,364	1,761
Cost of product development revenue	—	243	—	551
Cost of service revenue	—	1	—	2
	676	1,124	1,364	2,314

Gross profit	1,063	1,355	2,184	2,833

Operating expenses
Research and development	557	565	1,065	1,093
Sales and marketing	574	452	1,093	856
General and administrative	712	636	1,251	1,167
Depreciation	61	35	120	68
Occupancy and other facilities related expenses	79	113	162	228
Total operating expenses	1,983	1,801	3,691	3,412

Loss from operations	(920)	(446)	(1,507)	(579)

Interest income, net	40	154	91	307
Other income (expense)	(3)	17	(21)	22
	37	171	70	329

Loss before income taxes	(883)	(275)	(1,437)	(250)
Income tax benefit	—	9	—	—
Net loss	$(883)	$(266)	$(1,437)	$(250)

Basic and diluted loss per share:
Basic	$(0.06)	$(0.02)	$(0.10)	$(0.02)
Diluted	$(0.06)	$(0.02)	$(0.10)	$(0.02)
Weighted average common shares:
Basic	14,608,696	14,686,234	14,553,189	14,669,950
Diluted	14,608,696	14,686,234	14,553,189	14,669,950

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net loss	$(1,437)	$(250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120	68
Amortization of capitalized software	18	35
Share-based compensation	337	240
Changes in operating assets and liabilities:
Accounts receivable	1,292	2,480
Prepaid software licenses	(399)	946
Prepaid expenses and other current assets	108	(21)
Accounts payable, accrued expenses, and employee and compensation benefits	(92)	(1,875)
Deferred revenue	(461)	(1,743)
Net cash used in operating activities	(514)	(120)

Investing activities
Purchases of equipment and improvements	(43)	(43)
Net cash used for investing activities	(43)	(43)

Financing activities
Proceeds from stock issued under employee benefit plans	13	27
Net cash provided by financing activities	13	27

Change in cash and cash equivalents	(544)	(136)
Cash and cash equivalents at beginning of period	9,395	12,059
Cash and cash equivalents at end of period	$8,851	$11,923

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia and its wholly-owned subsidiaries.  In the opinion of management, these financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although we believe the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenue and expenses during the reported period.  Actual results could differ materially from these estimates.  The accounting policies applied are consistent with those disclosed in Note 2 of our audited financial statements included in our Annual Report on Form 10-K.

2.  Revenue Recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, consulting, and video products.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (“AICPA”).  Revenue from IWS training, installation, and consulting services is recognized as the services are performed because we believe we have established vendor specific objective evidence of fair value based on the price charged when the services are sold separately.

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

Service revenue represents sales of service contracts related to the maintenance of our legacy video product line.  Maintenance revenue is deferred and recognized ratably over the term of the applicable agreement.

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

3.  Share-Based Compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004),”Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires compensation cost to be recognized for equity or liability instruments based on the grant-date fair value, with expense recognized over the periods that an employee provides service in exchange for the award and requires us to estimate forfeitures at the grant date. Total share-based compensation cost was $189,000 and $125,000  for the three months ended June 30, 2008 and 2007, respectively, and $337,000 and $240,000 for the six months ended June 30, 2008 and 2007, respectively.

A summary of stock option activity under all of our stock option plans for the six months ended June 30, 2008 is as follows:

		Weighted Average
	Number	Exercise Price
	Of Shares	Fair Value
Options outstanding, December 31, 2007	2,747,066	$3.40
Granted	1,025,100	0.69
Exercised	(57,125)	0.23
Canceled	(135,039)	1.48
Options outstanding, March 31, 2008	3,580,002	$2.75
Granted	158,500	0.55
Canceled	(265,325)	5.26
Options outstanding, June 30, 2008	3,473,177	$2.46
Options exercisable, June 30, 2008	1,574,650	$3.90

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

	Six months ended June 30,
	2008	2007
Expected volatility	91.01%-92.88%	94.98%-96.54%
Risk-free interest rate	1.52%-3.35%	4.53%-5.05%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted for the three months ended June 30, 2008 and 2007 was $0.36 and $1.65 per share, respectively. The weighted average estimated fair value of options granted during the six months ended June 30, 2008 and 2007 was $0.44 and $1.99 per share, respectively. We estimated forfeitures related to option grants at an annual rate of 29% and 21% during the three-month period ended June 30, 2008 and 2007, respectively.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.61 years, amounted to $1.5 million at June 30, 2008.

4.  Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No.86”).  SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.  During the quarter ended March 31, 2006, we released version 3.0 of our IWS software product.  In connection with this development effort, a total of $140,000 of costs were capitalized and amortized on a straight-line basis over the estimated economic life of the product, which we determined to be two years.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to manufacturing.  Prior to IWS version 3.0, costs incurred after technological feasibility was established had historically not been material, and accordingly, were expensed when incurred in these instances.

5:  Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we only have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements in GAAP.  The adoption of SFAS 157 did not result in any changes to our valuation techniques, or material changes to our financial position or results of operations.

The only financial instruments reported at fair value are our cash equivalents, which include short-term investments, and are reported at fair value using Level 1 inputs (quoted market values). The change in unrealized gains and losses that relate to the short-term investments held at June 30, 2008 are immaterial and are recorded in other income (expense) on the accompanying condensed consolidated statements of operations.

6.  Earnings Per Share

We report earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the quarters and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic-weighted average shares outstanding	14,608,696	14,686,234	14,553,189	14,669,950
Dilutive impact from outstanding stock options	—	—	—	—
Diluted- weighted average shares outstanding	14,608,696	14,686,234	14,669,950	14,669,950
Outstanding options excluded as impact is anti-dilutive	3,473,177	3,036,132	3,473,177	3,036,132

7. Commitments and contingencies

We lease our primary facility in Nashua, New Hampshire, under an operating lease. In July 2007, we signed an additional lease for 6,000 square feet adjacent to our existing rented space in Nashua, New Hampshire.  These leases will expire in August 2010. We also have office space in Sterling, Virginia for our sales force under a lease that expires in 2010.  Future minimum lease obligations at June 30, 2008, under all of these non-cancelable operating leases are approximately $60,000 in 2008, $120,000 in 2009, and $50,000 in 2010.

In December 2007, we completed the closure of our Colorado Springs facility.  We recorded a restructuring charge of $215,000 to cover the expected lease payments of the abandoned facility, net of expected sublease proceeds.  The space is currently available for subleasing.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado facility for the six months ended June 30, 2008 were as follows (in thousands):

Restructuring balance as of January 1, 2008	$215
Cash payments	40
Restructuring liability at March 31, 2008	$175
Cash payments	40
Restructuring liability at June 30, 2008	$135

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

8. Related-Party Transactions

During 2007, we engaged the Carmen Group, Inc. as consultants to assist in the development and implementation of a strategy for marketing our products to Federal purchasers within the Department of Defense and appropriate adjacent markets.  The President of the Carmen Group is the son of a member of our Board of Directors.   We paid the Carmen Group, Inc. $75,000 and $150,000 during the three and six months ended June 30, 2008, respectively, and $62,000 during the three and six months ended June 30, 2007 for consulting services.

9. Shareholder Rights Agreement

On April 15, 2008, we adopted a Shareholder Rights Agreement.  Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of our common stock to shareholders of record as of the close of business on April 16, 2008 (the “Record Date”).  In addition, one Right will automatically attach to each share of common stock issued between the Record Date and the Distribution Date (as hereinafter defined).  Each Right entitles the registered holder thereof to purchase a unit consisting of one ten-thousandth of a share (a “Unit”) of our Series D Junior Participating Cumulative Preferred Stock, par value $0.01 per share, at a cash exercise price of $3.00 per Unit, subject to adjustment under certain conditions specified in the Rights Agreement.

Initially, the Rights are not exercisable and are attached to and trade with all shares of common stock outstanding as of, and issued subsequent to, the Record Date.  The Rights will separate from the common stock and will become exercisable upon the earlier of (i) the close of business on the tenth calendar day following the first public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of common stock, other than as a result of our repurchases of stock or certain inadvertent actions by a shareholder (the date of said announcement being referred to as the “Stock Acquisition Date”), or (ii) the close of business on the tenth business day (or such later day as the Board of Directors may determine) following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming the beneficial owner of 15% or more of the outstanding shares of common stock (the earlier of such dates being herein referred to as the “Distribution Date”).

Notwithstanding the foregoing, with respect to any person who beneficially owns (for purposes of the Rights Agreement) 15% or more of the outstanding shares of common stock as of April 16, 2008 (such person being referred to in the Rights Agreement as a “Grandfathered Person”), the Distribution Date will not occur unless such Grandfathered Person has acquired beneficial ownership of shares of common stock representing an additional ½% of the outstanding shares of common stock.  Per the terms of the Rights Agreement, our Chief Executive Officer, Khoa Nguyen, is initially deemed a Grandfathered Person and, for purposes of the Rights Agreement, his beneficial ownership shall not include certain additional shares of common stock acquired pursuant to equity awards granted by the  Board of Directors or Compensation Committee on or after April 16, 2008.

In the event that a Stock Acquisition Date occurs, proper provision will be made so that each holder of a Right (other than an Acquiring Person or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive upon exercise, in lieu of a number of Units of Preferred Stock, that number of shares of our common stock (or, in certain circumstances, including if there are insufficient shares of common stock to permit the exercise in full of the Rights, Units of Preferred Stock, other securities, cash or property, or any combination of the foregoing) having a market value of two times the exercise price of the Right (such right being referred to as the “Subscription Right”).  In the event that, at any time following the Stock Acquisition Date, (i) we consolidate with, or merge with and into, any other person, and we are not the continuing or surviving corporation, (ii) any person consolidates with us or merges with and into us and we are the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the shares of common stock are changed into or exchanged for stock or other securities of any other person or cash or any other property, or (iii) 50% or more of our  assets or earning power is sold, mortgaged or otherwise transferred, each holder of a Right (other than an Acquiring Person or its associates or affiliates,  whose Rights shall become null and void) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the exercise price of the Right (such right being referred to as the “Merger Right”).  The holder of a Right will continue to have the Merger Right whether or not such holder has exercised the Subscription Right.  Rights that are or were beneficially owned by an Acquiring Person may (under certain circumstances specified in the Rights Agreement) become null and void.

The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right (payable in cash, common stock or other consideration deemed appropriate by the Board of Directors) by the Board of Directors only until the earlier of (i) the time at which any person becomes an Acquiring Person or (ii) the expiration date of the Rights Agreement (April 16, 2018).  Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and thereafter the only right of the holders of Rights will be to receive the redemption price.

On April 21, 2008 we designated 50,000 of the 2,000,000 shares of authorized preferred stock as Series D Preferred Stock. The Series D Preferred Stock shall be entitled to receive in preference to the holders of shares of common stock and of any other junior stock, quarterly dividends payable in cash in an amount per share equal to the greater of (a) $1.00 or (b) subject to the provisions for adjustment hereinafter set forth, 10,000 times the aggregate per share amount of dividends declared on the common stock. Upon our liquidation, dissolution or winding up, prior to any distribution to the holders of shares of stock ranking junior to the Series D Preferred Stock, holders of shares of Series D Preferred Stock shall receive, an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, plus an amount equal to the greater of (1) $10,000 per share or (2) an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 10,000 times the aggregate amount to be distributed per share to holders of common stock.  Each share of Series D Preferred Stock shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of our stockholders.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, expansion of our sales, service, engineering and marketing organizations, key differentiators in our market, changes in the competitive landscape, future financial results, product development and offerings, revenue from our legacy videoconference products and services, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our IWS version 3.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or product enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. government as our largest customer, new product introductions and product enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2007 and in other periodic reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

For the quarter ended June 30, 2008, revenue declined approximately 29.9%, operating loss was approximately $920,000, and basic loss per share was ($0.06), down $0.04 per share, when compared to the quarter ended June 30, 2007.  Revenue relating to our IWS product declined approximately 19.4% for the quarter ended June 30, 2008 as compared to the same period in 2007 while our development revenue declined by 100% as compared to the same period in 2007.  These results demonstrate the impact of the budgetary constraints within the Department of Defense (“DOD”) that have been in place since 2006.  Operating expenses as a percentage of revenue increased to approximately 114% for the quarter ended June 30, 2008, as compared to approximately 73% for the quarter ended June 30, 2007 as we continued to invest in our sales and marketing staff to develop new markets.

On a year-to-date basis, revenue has declined by approximately 31.1%, gross profit has declined 22.9%, operating expenses have increased 8.2% and earnings per share have declined by $0.08 when compared to the six- month period ended June 30, 2007.  Operating expenses as a percentage of revenue increased to approximately 104% for the six-month period ended June 30, 2008 from 66.3% for the six-month period ended June 30, 2007.

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

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenue:   Revenue declined 29.9% to approximately $1.7 million for the quarter ended June 30, 2008 from approximately $2.5 million reported for the quarter ended June 30, 2007. This decline in revenue was related to reduced sales of our IWS product line, which includes license, maintenance, consulting, training, and product development revenue. IWS revenue has declined due to what we believe are the budgetary constraints and uncertainties within the DOD, as well as delays and reductions of purchases due to market confusion created by the Net-Centric Enterprise Services (“NCES”) programs, administered by the Defense Information System Agency (“DISA”), which began in 2006 and continue today. Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product.  The product development revenue declined 100% for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.  IWS product related revenue accounted for 100% of total revenue for the quarter ended June 30, 2008, as compared to approximately 99.9% for the same period in 2007.

Revenue from international markets, accounted for less than 1% of total revenue for the three-month period ended June 30, 2008 and for the same period in 2007.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 61.1% for the quarter ended June 30, 2008 as compared to approximately 54.7% for the quarter ended June 30, 2007. The increase in the gross profit percentage is primarily attributed to reduced product development revenue which had high third-party content resulting in lower margins in 2007.

Research and Development:   Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 1.0% to approximately $557,000 for the quarter ended June 30, 2008 from approximately $565,000 for the quarter ended June 30, 2007.  This decrease is primarily attributable to a decrease in salaries offset by higher recruitment expense which will reverse in  future periods.

Sales and Marketing:   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased by 27.0%, to approximately $574,000 for the quarter ended June 30, 2008 from approximately $452,000 for the quarter ended June 30, 2007, due to an increase in employee-related compensation costs as the result of increased sales headcount added to pursue commercial opportunities, plus an increase in payments made to consultants.

General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses increased by 11.9% to approximately $712,000 for the quarter ended June 30, 2008 as compared to approximately $636,000 for the quarter ended June 30, 2007, primarily due to an increase in consulting expenses associated with adoption of the shareholder rights agreement and officer life insurance expenses partially offset by a decrease in headcount-related costs.

 Occupancy and Other Facilities-Related Expenses:   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and sales office in Virginia.  Occupancy costs decreased by 30.1% to approximately $79,000 during the three-month period ended June 30, 2008 as compared to approximately $113,000 for the corresponding period of the previous year.  The decrease in spending was primarily due to the shutdown of our Colorado office in the fourth quarter of 2007.

Interest Income, net:  Interest income, net consists of interest income on cash, cash equivalents and marketable securities. Interest income decreased to approximately $40,000 for the three months ended June 30, 2008 from approximately $154,000 for the period ended June 30, 2007. The decrease is due to a decline in interest rates and a lower average cash balance.

Other Income:   For the quarter ended June 30, 2008, we had other expenses of $3,000 while for the three months ended June 30, 2007, we had other income of $17,000. This difference results from unrealized losses on short-term investments.

Income Tax Expense:  Due to the loss in the quarter ended June 30, 2008 there was no income tax expense for the quarter ended June 30, 2008 as compared to the income tax benefit of approximately $9,000, in both federal and state taxes for the quarter ended June 30, 2007.  We believe that it is more likely than not that our deferred tax assets will not be utilized and have provided a full valuation allowance for the net deferred tax assets.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenue:  Revenue declined 31.1% to approximately $3.5 million for the six months ended June 30, 2008 from approximately $5.1 million reported for the six months ended June 30, 2007.   This decline in revenue was related to reduced sales of our IWS product line, which includes license, maintenance, consulting, training, and product development revenue. IWS revenue has declined due to what we believe are the budgetary constraints and uncertainties within the DOD, as well as delays and reductions of purchases due to market confusion created by the NCES programs, administered by DISA, which began in 2006 and continue today. Product development revenue was minimal in the first six months of 2008 but is expected to pick up in the second half of 2008. IWS product-related revenue accounted for approximately 100.0% of total revenue for the six months ended June 30, 2008, as compared to approximately 99.9% for the same period in 2007.

Revenue from international markets accounted for less than 1% of total revenue for the six-month period ended June 30, 2008 and for the same period in 2007.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 61.6% for the six months ended June 30, 2008 as compared to approximately 55.0% for the six months ended June 30, 2007. The increase in the gross profit percentage is primarily attributed to reduced product development revenue which had high third-party content resulting in lower margins in 2007.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 2.6% to approximately $1,065,000 for the six months ended June 30, 2008 from approximately $1,093,000 for the six months ended June 30, 2007.  Spending declined in salaries, travel and consulting and was offset by increases in recruiting and supplies.

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased by 27.7%, to approximately $1,093,000 for the six months ended June 30, 2008 from approximately $856,000 for the six months ended June 30, 2007, due to an increase in employee-related compensation costs as the result of increased sales headcount added to pursue commercial opportunities, higher commission expense, and an increase in consulting costs with a reduction in recruiting costs.

General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses increased by 7.2% to approximately $1,251,000 for the six months ended June 30, 2008 as compared to approximately $1,167,000 for the six months ended June 30, 2007, primarily due to an increase in officers’ life insurance expense and consulting expense associated with adoption of the shareholder rights agreement.

Occupancy and Other Facilities-Related Expenses:  Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility in Nashua, New

Hampshire, and our sales and development office in Virginia.  Occupancy costs declined by 28.9% to approximately $162,000 during the six-month period ended June 30, 2008 as compared to approximately $228,000 for the corresponding period in 2007.  The decline in spending was primarily due to the shutdown of our Colorado office in the fourth quarter of 2007.

Interest Income, net:  Interest income, net consists of interest income on cash, cash equivalents and marketable securities. Interest income, net, declined to approximately $91,000 for the six months ended June 30, 2008 from approximately $307,000 for the six-month period ended June 30, 2007. The decline was due to a reduction in the interest rate during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, along with a lower cash balance.

Other Income (Expense):  Other income (expense) consists primarily of unrealized gains (losses) on short-term investments.  For the six months ended June 30, 2008 we recorded a $21,000 expense while we recorded a gain of $22,000 in the same period of 2007.

Income Tax:  Due to the losses in the six-month period ended June 30, 2008 and June 30, 2007, there was no income tax expense for the six-month period in either year.  We believe that it is more likely than not that our deferred tax assets will not be utilized and have provided a full valuation allowance for the net deferred tax assets.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents on hand of approximately $8.9 million.  We incurred a loss from operations of approximately $920,000 for the three months ended June 30, 2008, and a net loss for the quarter of approximately $883,000.  We incurred an operating loss of approximately $1,507,000 and a net loss of $1,437,000 for the six months ended June 30, 2008, as compared to an operating loss of approximately $579,000 and a net loss of approximately $250,000 in the six-month period ended June 30, 2007.

In the six-month period ended June 30, 2008 we used cash from operations of approximately $514,000 compared to using cash of approximately $120,000 for the six months ended June 30, 2007.   Cash was generated by decreases in accounts receivable and prepaid expenses offset by an increase in prepaid software licenses, and decreases in accounts payable and deferred revenue. Cash used by operating activities in the six-months ended June 30, 2007 were primarily the result of decreases in accounts receivable and prepaid software licenses, offset by decreases in accounts payable, accrued expenses and deferred revenue.

We invested approximately $43,000 in property and equipment during the first six months of 2008 and 2007.  We generated cash from financing activities of approximately $13,000 during the first six months of 2008 and $27,000 during the first six months of 2007, due to proceeds from sales of our common stock via exercise of employee stock options pursuant to our various stock option plans.

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in August 2010. We also have lease for office space in Sterling, Virginia for sales and technical support operations.  The lease on our Colorado facility is currently being offered for sublease.

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

In May 2003, after failing to comply with certain continued listing standards for the NASDAQ SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, and the requirement to have a minimum $2.5 million in stockholders equity, we received a delisting notification from NASDAQ.  After exercising our right for an appeal of this determination to a NASDAQ Listing Qualifications Panel, the Panel determined to delist our securities from The NASDAQ Stock Market in August 2003. Since then, our common stock has been quoted on the OTC Bulletin Board.  The market value and liquidity of our common stock, as well as our ability to raise additional capital, has been and may continue to be materially adversely affected by this delisting decision.

Operating costs were in line with our expectations for the six months ended June 30, 2008.  Operating costs compared to the six months ended June 30, 2007 increased by approximately $279,000, and were primarily driven by increased sales and marketing expenses. We remain committed to making the necessary investments in building and expanding our infrastructure in fiscal 2008 and expect to see increased sales and marketing expenses during the remainder of fiscal 2008.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper, mutual funds and short-term money market funds. These investments are subject to minimal credit and market risk and we have no debt other than our contractual lease obligations. A 10% change in interest rates would not have a material impact on our financial position, operating results or cash flows. We have closed our foreign offices, and sales to foreign customers from the United States are in U.S. dollars.  Therefore, we have no significant foreign currency risk.

Item 4.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008, our management, under the supervision and with the participation of our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed on the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to a variety of claims and suits that arise in the ordinary course of business. Currently, we are not a defendant in any claims or suits.

Item 1A. Risk Factors

For factors that could affect our business, results of operation and financial condition, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.  There were no material changes in these risk factors in the period ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

On May 27, 2008, at our 2008 Annual Meeting of Stockholders, our stockholders met to consider and vote upon one proposal.  The proposal was to elect two Class II Directors, Gerald P. Carmen and Robert N. McFarland to hold office for a three-year term and until each such Director’s respective successor has been duly elected and qualified.  Results with respect to the voting on this proposal were as follows:

Nominee Gerald P. Carmen
Votes for	10,377,871
Withheld	2,770,905

Nominee Robert N. McFarland
Votes for	10,390,598
Withheld	2,758,178

The terms of office of Ronald L. Breland, Khoa D. Nguyen and John A. Mullen, the other members of the Board of Directors of our company, continued after the Annual Meeting.  In addition, Kevin P. Hegarty was appointed a Class III Director of our company on June 12, 2008.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Registration Statement on Form S-1)

3.2

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Ezenia! Inc. classifying and designating the Series D Junior Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed on April 21, 2008 (File No. 000-25882))

4.1

Shareholder Rights Agreement, dated as of April 15, 2008, between Ezenia! Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on April 21, 2008 (File No. 000-25882))

31.1	Certificate of Khoa D. Nguyen, President, Chief Executive Officer and Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1	Certificate of Khoa D. Nguyen, President, Chief Executive Officer and Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.
(Registrant)

Date: August 11, 2008	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, President and Interim Chief Financial Officer
(principal executive officer and principal financial officer)