Form 10-Q
period 2008-09-30
EZENIA INC
filed 2008-11-14
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2008 was 14,658,217.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$8,100	$9,395
Accounts receivable, less allowances of $28 at September 30, 2008 and $413 at December 31, 2007	503	2,479
Prepaid software licenses	1,540	1,417
Prepaid expenses and other current assets	218	292
Total current assets	10,361	13,583

Deposits	15	15
Prepaid licenses, net of current portion	—	169
Capitalized software, net	—	18
Equipment and improvements, net	260	380
Total assets	$10,636	$14,165

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$352	$497
Accrued expenses	1,775	1,885
Accrued restructuring	210	215
Employee compensation and benefits	251	266
Deferred revenue	1,960	3,512
Total current liabilities	4,548	6,375

Deferred revenue, net of current portion	—	17

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000 shares authorized, 15,417,754 issued and 14,658,217 outstanding at September 30, 2008; 15,360,629 issued and 14,601,092 outstanding at December 31, 2007	154	154
Capital in excess of par value	65,370	64,870
Accumulated deficit	(56,491)	(54,306)
Treasury stock at cost, 759,537 shares at September 30, 2008 and December 31, 2007	(2,945)	(2,945)
Total stockholders’ equity	6,088	7,773
Total liabilities and stockholders’ equity	$10,636	$14,165

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Product revenue	$1,680	$2,003	$5,211	$6,417
Product development revenue	65	19	82	751
Service revenue	—	—	—	2
	1,745	2,022	5,293	7,170
Cost of revenues
Cost of product revenue	663	2,160	2,027	3,921
Cost of product development revenue	6	17	6	568
Cost of service revenue	—	—	—	2
	669	2,177	2,033	4,491

Gross profit (loss)	1,076	(155)	3,260	2,679

Operating expenses
Research and development	533	603	1,598	1,695
Sales and marketing	565	568	1,658	1,425
General and administrative	497	761	1,748	1,928
Depreciation	45	40	165	108
Occupancy and other facilities related expenses	82	125	244	354
Restructuring charge	101	—	101	—
Total operating expenses	1,823	2,097	5,514	5,510

Loss from operations	(747)	(2,252)	(2,254)	(2,831)

Interest income, net	37	146	129	453
Other income (expense)	(38)	10	(60)	32
	(1)	156	69	485

Net loss	$(748)	$(2,096)	$(2,185)	$(2,346)

Basic and diluted loss per share:
Basic	$(0.05)	$(0.14)	$(0.15)	$(0.16)
Diluted	$(0.05)	$(0.14)	$(0.15)	$(0.16)
Weighted average common shares:
Basic	14,608,696	14,686,234	14,641,891	14,680,141
Diluted	14,608,696	14,686,234	14,641,891	14,680,141

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net loss	$(2,185)	$(2,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	165	108
Amortization of capitalized software	18	52
Share-based compensation	487	338
Changes in operating assets and liabilities:
Accounts receivable	1,976	2,863
Prepaid software licenses	46	1,397
Prepaid expenses and other assets	74	27
Accounts payable, accrued expenses, and employee and compensation benefits	(275)	(77)
Deferred revenue	(1,569)	(2,827)
Net cash used in operating activities	(1,263)	(465)

Investing activities
Purchases of equipment and improvements	(45)	(229)
Net cash used in investing activities	(45)	(229)

Financing activities
Proceeds from stock issued under employee benefit plans	13	27
Net cash provided by financing activities	13	27

Change in cash and cash equivalents	(1,295)	(667)
Cash and cash equivalents at beginning of period	9,395	12,059
Cash and cash equivalents at end of period	$8,100	$11,392

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Nature of Business and Basis of Presentation

Ezenia! Inc. (“Ezenia”, “we”, “our”, or the “Company”) operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.  Founded in 1991, we develop and market products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users.  Our products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way – voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

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

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenue and expenses during the reported period.  Actual results could differ materially from these estimates.  The accounting policies applied are consistent with those disclosed in Note 2 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

3.              Share-Based Compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004),”Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires compensation cost to be recognized for equity or liability instruments based on the fair value on the grant date, with expense recognized over the periods that an employee provides service in exchange for the award and requires us to estimate forfeitures at the grant date. Total share-based compensation cost was $149,000 and $98,000 for the three months ended September 30, 2008 and 2007, respectively, and $487,000 and $338,000 for the nine months ended September 30, 2008 and 2007, respectively.

A summary of stock option activity under all of our stock option plans for the nine months ended September 30, 2008 is as follows:

		Weighted Average
	Number	Exercise Price
	Of Shares	Fair Value
Options outstanding, December 31, 2007	2,747,066	$3.40
Granted	1,025,100	0.69
Exercised	(57,125)	0.23
Canceled	(135,039)	1.48
Options outstanding, March 31, 2008	3,580,002	$2.75
Granted	158,500	0.55
Canceled	(265,325)	5.26
Options outstanding, June 30, 2008	3,473,177	$2.46
Granted	91,000	0.35
Canceled	(146,927)	1.57
Options outstanding, September 30, 2008	3,417,250	$2.43
Options exercisable, September 30, 2008	1,610,944	3.81

We estimate the fair value of each option award issued under our option plans on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the below table.  Expected volatilities are based on historical volatility of our common stock.  We base the expected term of the options on our historical option exercise data with a minimum life expected equal to the vesting period of the option.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of the grant for a term closest to the expected life of the options.

	Nine months ended September 30,
	2008	2007
Expected volatility	70%-93%	94%-95%
Risk-free interest rate	1.52%-3.35%	4.11%-4.49%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted for the three months ended September 30, 2008 and 2007 was $0.19 and $1.10 per share, respectively. The weighted average estimated fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0.38 and $1.91 per share, respectively. We estimated forfeitures related to option grants at an annual rate of 30% and 25% during the three-month periods ended September 30, 2008 and 2007, respectively.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.47 years, amounted to $1.3 million at September 30, 2008.

4.                   Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No.86”).  SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.  During the quarter ended March 31, 2006, we released version 3.0 of our IWS software product.  In connection with this development effort, a total of $140,000 of costs were capitalized and amortized on a straight-line basis over the estimated economic life of the product, which we determined to be two years.  The carrying value at September 30, 2008 is zero.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to manufacturing.  Prior to IWS version 3.0, costs incurred after technological feasibility had historically not been material, and accordingly, were expensed when incurred in these instances.

5.                   Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we only have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements in GAAP.  The adoption of SFAS 157 did not result in any changes to our valuation techniques, or material changes to our financial position or results of operations.

The only financial instruments reported at fair value are our cash equivalents, which include short-term investments, and are reported at fair value using Level 1 inputs (quoted market values). The unrealized gains and losses that relate to the short-term investments held at September 30, 2008 are reported as other income (expense) on the accompanying condensed consolidated statements of operations.

6.  Earnings Per Share

We report earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic-weighted average shares outstanding	14,608,696	14,686,234	14,641,891	14,680,141
Dilutive impact from outstanding stock options	—	—	—	—
Diluted- weighted average shares outstanding	14,608,696	14,686,234	14,641,891	14,680,141
Outstanding options excluded as impact is anti-dilutive	3,417,250	3,073,508	3,417,250	3,073,508

7.  Commitments and Contingencies

We lease our primary facility in Nashua, New Hampshire, under an operating lease. In July 2007, we signed an additional lease for 6,000 square feet adjacent to our existing rented space in Nashua, New Hampshire. These leases will expire in August 2010. We also have office space in Sterling, Virginia for our sales force under a lease that expires in 2010. Future minimum lease obligations at September 30, 2008, under all of these non-cancelable operating leases are approximately $30,000 in 2008, $120,000 in 2009, and $50,000 in 2010.

In December 2007, we completed the closure of our Colorado Springs facility. We recorded a restructuring charge of $215,000 to cover the expected lease payments of the abandoned facility, net of expected sublease proceeds; in September 2008, we recorded an additional $101,000 charge based on management’s estimates that the facility will remain vacant for several months beyond the point at which it was initially estimated to be subleased due to the weak real estate market. The space is currently available for subleasing.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado facility for the nine months ended September 30, 2008 were as follows (in thousands):

Restructuring balance as of January 1, 2008	$215
Cash payments	(40)
Restructuring liability at March 31, 2008	$175
Cash payments	(40)
Restructuring liability at June 30, 2008	$135
Cash payments	(29)
Addition to restructuring balance	101
Restructuring liability at September 30, 2008	$207

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

After a review of the forecast for license sales for the balance of the agreement, we recorded a charge of $1.45 million to reserve for excess purchase commitments under the Microsoft agreement. The charge was recorded as a component of cost of product revenue in September 2007. We are continuing our efforts to maximize utilization of licenses on hand and licenses under commitment. The computation of the excess purchase commitment reserve requires management to make certain significant assumptions regarding future license renewals, and sales growth. Actual results may differ materially from management’s estimates.

We are currently negotiating an amendment to the Microsoft agreement, which is expected to extend the term of the agreement and provide for certain payments to be deferred until 2009. There can be no assurances, however, that we will be able to finalize an amendment to the Microsoft agreement, whether in a timely manner or on favorable terms.

8.  Related-Party Transactions

During 2007, we engaged the Carmen Group, Inc. as consultants to assist in the development and implementation of a strategy for marketing our products to Federal purchasers within the Department of Defense and appropriate adjacent markets. The President of the Carmen Group is the son of a member of our Board of Directors. We paid the Carmen Group $75,000 and $225,000 during the three and nine months ended September 30, 2008, respectively, and $65,000 and $125,000 during the three and nine months ended September 30, 2007 for consulting services.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, expansion of our sales, service, engineering and marketing organizations, key differentiators in our market, product development initiatives, changes in the competitive landscape, future financial results, changes in our custome base, changes in our relationship with Microsoft, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our IWS version 3.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or product enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. government as our largest customer, budgetary constraints within the defense and intelligence communities or the redirection of such budgeted funds, new product introductions and product enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, Part II - Item 1A of this Quarterly Report on Form 10-Q, and in other periodic reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-

looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

For the quarter ended September 30, 2008, revenue declined approximately 13.7%, operating loss was approximately $747,000, and basic loss per share was ($0.05), an improvement of $0.09 per share, when compared to the ($0.14) loss per share for the quarter ended September 30, 2007. Revenue relating to our IWS product declined approximately 16.1% for the quarter ended September 30, 2008 as compared to the same period in 2007, while our development revenue increased $46,000 as compared to the same period in 2007. These results demonstrate the impact of the budgetary constraints within the Department of Defense (“DOD”) that have been in place since 2006. Operating expenses as a percentage of revenue were 104% for the quarters ended September 30, 2008 and September 30, 2007.

On a year-to-date basis, revenue has declined by approximately 26.2%, gross profit has increased 21.7%, operating expenses have remained constant and the loss per share has decreased by $0.01 when compared to the nine month period ended September 30, 2007. Operating expenses as a percentage of revenue increased to approximately 104% for the nine month period ended September 30, 2008 from 76.8% for the nine month period ended September 30, 2007.

Our immediate business focus is to continue to enhance our existing various collaborative product and service offerings and to develop and ultimately deploy the next generation of products and services, via aggressive and concentrated sales, service, engineering, and marketing efforts. We plan to continue to vigorously defend and endeavor to protect our customer base within the military and intelligence community, while pursuing new opportunities with various agencies and first responders dealing with the threat of terrorism and natural disasters, as well as emerging commercial applications. This focus is subject to change as the driving influence in our future direction is based on the needs and requirements of our customer base, both current and future, and may be adversely affected by current economic and market conditions.

Competition for the market for multi-media collaboration products, for military and commercial applications, remains highly competitive and is expected to further intensify in the future. We continue to face competitors with more robust financial, marketing, and lobbying resources and thus they will continue to leverage such assets and influence to win large defense contracts and erode our customer base. As a result, we continue to experience pressure from our competitors and their sponsors on our installed customer base. In spite of these real difficulties, we are working diligently to retain our existing customers in the military and intelligence communities. However, if we are unable to convince a sufficient number of customers, existing and new, with an interest in collaborative technologies to adopt our current and future product and service offerings (or renew their licenses), our financial results would suffer.

In particular, we believe that our revenue has declined as a result of the redirections of IT budget by the Defense Information System Agency (DISA) to competing solutions. Coupled with the currently difficult economic conditions which lengthen the business development and sales activities on the commercial segment, we anticipate continued downward pressure on revenue and our profitability for the foreseeable future.

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenue:  Revenue declined 13.7% to approximately $1.7 million for the quarter ended September 30, 2008 from approximately $2.0 million for the quarter ended September 30, 2007. This decline in revenue was related to reduced sales of our IWS product line, which includes license, maintenance, consulting, training, and product development revenue. We believe that the decline in IWS revenue is primarily attributable to the redirection of IT budget and delays and reductions of purchases due to market confusion created by the Net-Centric Enterprise Services (“NCES”) programs, administered by DISA. Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product. Product development revenue increased to $65,000 for the quarter ended September 30, 2008 as compared to $19,000 for the quarter ended September 30, 2007. This increase is primarily attributable to our completion of the audits of our development projects for the years 2004 – 2007 and the release of associated revenue-related reserves.

Revenue from international markets, accounted for less than 1% of total revenue for the three-month period ended September 30, 2008 and for the same period in 2007.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue. Gross profit as a percentage of revenue was approximately 61.7% for the quarter ended September 30, 2008 as compared to approximately (7.6%) for the quarter ended September 30, 2007. The increase in the gross profit percentage is primarily attributable to a charge of $1.45 million recorded in Q3 of 2007 to reserve for excess purchase commitments under the Microsoft agreement in 2007. There was no comparable charge recorded in 2008.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 11.6% to approximately $533,000 for the quarter ended September 30, 2008 from approximately $603,000 for the quarter ended September 30, 2007. This decrease is primarily attributable to a decrease in employee related compensation costs, travel and consulting expenses.

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs. Sales and marketing expenses remained basically flat from approximately $568,000 for the quarter ended September 30, 2007 to approximately $565,000 for the quarter ended September 30, 2008.

General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, other administrative headcount, legal and investor relations costs, and other administrative fees. General and administrative expenses declined by 34.7% to approximately $497,000 for the quarter ended September 30, 2008 as compared to approximately $761,000 for the quarter ended September 30, 2007, primarily due to a decrease in headcount-related costs, professional fees and networking fees offset by an increase in stock option expense and officers’ life insurance expense.

Occupancy and Other Facilities-Related Expenses:  Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and sales office located in Sterling, Virginia. Occupancy costs decreased by 35.2% to approximately $82,000 during the three-month period ended September 30, 2008 as compared to approximately $125,000 for the corresponding period of the previous year. The decrease in spending was primarily due to the shutdown of our Colorado Springs office in the fourth quarter of 2007.

Restructuring Charge:  We recorded a $101,000 charge to operations in the three-month period ended September 30, 2008. The charge represents estimated additional future costs of the lease pertaining to the Colorado Springs facility which the Company is no longer using. The consolidation was completed in December 2007 and the Company initially took a $215,000 restructuring charge in the fourth quarter of 2007 to reserve for the remaining lease payments, net of estimated sublease proceeds. With the continued weak real estate market the Company concluded that it will take longer to sublease the facility than originally thought. As a result we provided the additional $101,000 to cover future lease payments.

Interest Income, net:  Interest income, net consists of interest income on cash, cash equivalents and marketable securities. Interest income decreased to approximately $37,000 for the three months ended September 30, 2008 from approximately $146,000 for the three-month period ended September 30, 2007. This decrease is due to a decline in interest rates and a lower average cash balance on hand.

Other Income/(Expense): For the quarter ended September 30, 2008, we had other expenses of $38,000 while for the three months ended September 30, 2007, we had other income of $10,000. This difference results from unrealized losses on short-term investments.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenue:  Revenue declined 26.2% to approximately $5.3 million for the nine months ended September 30, 2008 from approximately $7.2 million for the nine months ended September 30, 2007. This decline in revenue was related to reduced sales of our IWS product line, which includes license, maintenance, consulting, training, and product development revenue. We believe that the decline in IWS revenue is primarily attributable to the redirection of IT budget and delays and reductions of purchases due to market confusion created by the NCES programs administered by DISA. Product development revenue decreased to $82,000 for the nine months ended September 30, 2008 as compared to $751,000 for the same period in 2007. This decrease was due to the lack of a development contract for most of 2008. IWS product-related revenue accounted for approximately 100.0% of total revenue for the nine months ended September 30, 2008, as compared to approximately 99.9% for the same period in 2007.

Revenue from international markets accounted for less than 1% of total revenue for the nine-month period ended September 30, 2008 and for the same period in 2007.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue. Gross profit as a percentage of revenue was approximately 61.6% for the nine months ended September 30, 2008 as compared to approximately 37.4% for the nine months ended September 30, 2007. The increase in the gross profit percentage is primarily attributable a charge of $1.45 million recorded in Q3 of 2007 to reserve for excess purchase commitments under the Microsoft agreement in 2007. There was no comparable charge recorded in 2008.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 5.7% to approximately $1.6 million for the nine months ended September 30, 2008 from approximately $1.7 million for the nine months ended September 30, 2007. Spending declined in salaries, recruiting, travel and consulting and was partially offset by increases in supplies.

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs. Sales and marketing expenses increased by 16.4%, to approximately $1.7 million for the nine months ended September 30, 2008 from approximately $1.4 million for the nine months ended September 30, 2007. The increase in sales and marketing expense was due to an increase in employee-related compensation costs as the result of increased sales headcount added to pursue commercial opportunities, higher commission expenses, and an increase in consulting costs with a reduction in recruiting costs.

General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, other administrative headcount, legal and investor relations costs, and other administrative fees. General and administrative expenses decreased by 9.3% to approximately $1.7 million for the nine months ended September 30, 2008 as compared to approximately $1.9 million for the nine months ended September 30, 2007, primarily due to a decrease in headcount related expenses, relocation bonus, professional fees, travel offset by an increase in officers’ life insurance expense and stock option expense.

Occupancy and Other Facilities-Related Expenses:  Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility in Nashua, New Hampshire, and our sales and development office in Sterling, Virginia. Occupancy costs declined by 31.1% to approximately $244,000 during the nine-month period ended September 30, 2008 as compared to approximately $354,000 for the corresponding period in 2007. The decline in spending was primarily due to the shutdown of our Colorado Springs office in the fourth quarter of 2007.

Restructuring charge:  We recorded a $101,000 charge to operations in the three-month period ended September 30, 2008. The charge represents estimated additional future costs of the lease pertaining to the Colorado Springs facility which the Company is no longer using. The consolidation was completed in December 2007 and the Company initially took a $215,000 restructuring charge in the fourth quarter of 2007 to reserve for the remaining lease payments, net of estimated sublease proceeds. With the continued weak real estate market the Company concluded that it will take longer to sublease the facility than originally thought. As a result we provided the additional $101,000 to cover future lease payments.

Interest Income, net:  Interest income, net consists of interest income on cash, cash equivalents and marketable securities. Interest income, net, declined to approximately $129,000 for the nine months ended September 30, 2008 from approximately $453,000 for the nine-month period ended September 30, 2007. The decline was due to a reduction in the interest rate during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, along with a lower cash balance on hand.

Other Income (Expense):  Other income (expense) consists primarily of unrealized gains (losses) on short-term investments. For the nine months ended September 30, 2008, we recorded a $60,000 loss while we recorded a gain of $32,000 in the same period of 2007. This difference results from unrealized losses on short-term investments.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents on hand of approximately $8.1 million. We incurred a loss from operations of approximately $747,000 for the three months ended September 30, 2008, and a net loss for the quarter of approximately $748,000. We incurred an operating loss of approximately $2.3 million and a net loss of $2.2 million for the nine months ended September 30, 2008, as compared to an operating loss of approximately $2.8 million and a net loss of approximately $2.3 million in the nine month period ended September 30, 2007.

In the nine-month period ended September 30, 2008, we used cash in operations of approximately $1.3 million compared to using cash in operations of approximately $465,000 for the nine months ended September 30, 2007. Cash was generated by decreases in accounts receivable and prepaid expenses, offset by an increase in prepaid software licenses, and decreases in accounts payable and deferred revenue. Cash used by operating activities in the nine months ended September 30, 2007 was primarily the result of decreases in accounts receivable and prepaid software licenses, offset by decreases in accounts payable, accrued expenses and deferred revenue.

We invested approximately $45,000 in property and equipment during the first nine months of 2008 and $229,000 during the first nine months of 2007. We generated cash from financing activities of approximately $13,000 during the first nine months of 2008 and $27,000 during the first nine months of 2007, due to proceeds from sales of our common stock via exercise of employee stock options pursuant to our various stock option plans.

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment. We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in August 2010. We also have a lease for office space in Sterling, Virginia for sales and technical support operations. The lease on our Colorado Springs facility is currently being offered for sublease as we ceased operations there in the fourth quarter of 2007.

In April 2007, we entered into a new, two-year agreement with Microsoft to extend an existing software distribution license agreement through 2008. Under the agreement, we were required to purchase a minimum of approximately $1.7 million of product during fiscal year 2007 and are required to purchase a minimum of $2.75 million in 2008 with an additional $0.5 million over the life of the contract. After a review of the forecast for license sales for the balance of the agreement, we recorded a charge of $1.45 million to reserve for excess purchase commitments under the Microsoft agreement. The charge was recorded as a component of cost of product revenue in September 2007. We are continuing our efforts to maximize utilization of licenses on hand and licenses under commitment. The computation of the excess purchase commitment reserve requires management to make certain significant assumptions regarding future license renewals, and sales growth. Actual results may differ materially from management’s estimates.

We are currently negotiating an amendment to the Microsoft agreement, which is expected to extend the term of the agreement and provide for certain payments to be deferred until 2009. We cannot assure you, however, that we will be able to finalize an amendment to the Microsoft agreement, whether in a timely manner or on favorable terms. The timing of the required minimum payments under the Microsoft agreement will impact our use of cash and liquidity in those periods.

We include standard intellectual property indemnification provisions in our licensing agreements in the ordinary course of business. Pursuant to our product license agreements, we will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to our products. Other agreements with our customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. Historically, our costs to defend lawsuits or settle claims relating to such indemnification provisions have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

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

Operating costs were in line with our expectations for the nine months ended September 30, 2008. Operating costs compared to the nine months ended September 30, 2007 were basically flat with increases in sales and marketing expenses and reductions in all other areas. There was an additional restructuring charge of $101,000 on the closed Colorado Springs facility.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper, mutual funds and short-term money market funds. These investments are subject to minimal credit and market risk and we have no debt other than our contractual lease obligations. A 10% change in interest rates would not have a material impact on our financial position, operating results or cash flows. We have closed our foreign offices, and sales to foreign customers are in U.S. dollars. Therefore, we have no significant foreign currency risk.

Item 4.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to a variety of claims and suits that arise in the ordinary course of business. While we cannot predict the outcome of these matters, we believe that the outcome will not materially affect our business, financial position or results of operations.

Item 1A. Risk Factors

For factors that could affect our business, results of operation and financial condition, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes in these risk factors in the period ended September 30, 2008, except as indicated below.

The continued redirection of budget funds and increased competition within our Department of Defense customer base would negatively impact our results of operations and financial condition.

We believe our revenue has declined due to the redirections of the IT budget by DISA to competing solutions selected for the Net-Centric Enterprise Services (NCES) programs. We believe that, while there are potential opportunities for limited recovery and new sales in our existing DOD customer base, the redirection of budget funds and the promotion of competing solutions by DISA will continue to result in the reduction of renewals and elimination of new purchases of IWS by our customers, thereby creating losses within our core business. Coupled with the currently difficult economic conditions which lengthen the business development and sales activities on the commercial segment, we anticipate continued downward pressure on revenue and profitability for the foreseeable future.

Recent adverse economic and market conditions may result in further budgetary constraints within the defense and intelligence communities, as well as a downturn in spending on real-time collaboration solutions by other users, that could adversely affect our revenues and results of operations.

Unfavorable changes in economic and market conditions, including inflation, recession, or other changes, may result in further budgetary constraints on governmental users, and lower spending by commercial, consumer and institutional users, of real-time collaboration solutions. If demand for real-time collaboration products declines significantly, or government or corporate spending for those products declines, our business, results of operations, and financial condition would be adversely affected. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. The adverse effects of any sustained downturn in spending on our operating results may be exacerbated by our investment in expanding our sales, service, engineering, and marketing organizations, which may continue despite any such downturn. There is no assurance that, if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive.

Item 5.  Other Information

None

Item 6.       Exhibits

Exhibit Number	Description of Exhibit

31.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2	Certificate of Kevin M. Hackett, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1	Certificate of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certificate of Kevin M. Hackett, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.

(Registrant)

Date: November 14, 2008	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen Chairman, Chief Executive Officer, and President (principal executive officer)