Form 10-K
period 2008-12-31
EZENIA INC
filed 2009-03-24
CIK 943894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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

Preferred Stock Purchase Rights

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

Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $6,889,362 (computed by reference to the price at which the Registrant’s common stock was last sold on the OTC Bulletin Board on June 30, 2008).

The number of shares outstanding of the Registrant’s common stock as of March 23, 2009 was 14,658,217.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 26, 2009 are incorporated by reference into Part III hereof. With the exception of the portion of such Proxy Statement that is expressly incorporated herein, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

Ezenia! Inc.

2008 Form 10-K Annual Report

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

We offer one of the most comprehensive commercially available lines of group communication products.  Our InfoWorkSpace software product (“IWS”) enables voice communication, instant messaging, white boarding, virtual workspaces, and video across a wide range of networks including local area networks, and wide area networks.  Furthermore, because our products are well suited for operating from small enclave environments to large multi-locations on public networks, they can be deployed with relative ease at small sites or in locations with a large number of users.  Users can be virtually anywhere on the planet so long as they have network access.

We sold IWS and related services to customers in the federal government, mostly in the Department of Defense (“DoD”) and the intelligence community, either directly, or in many instances, in partnership with the premier defense contractors and/or integrators.  It is in our interest to leverage these partnerships with well-established contractors and/or integrators to further expand the deployment and provide the support of IWS in large-scale opportunities.

Company Background and Evolution — True Collaboration versus Videoconferencing

In 1991, Ezenia, known at the time as VideoServer, designed, developed, manufactured, and sold Multipoint Control Systems or Units (“MCS” or “MCU”) for both the circuit-oriented, Integrated Services Digital Network -based and packet-switched, Internet Protocol -based videoconferencing applications. Our MCS was unique at the time with its PC-based, flexible hardware design approach and system configurations, leveraging commercial off-the-shelf base operating systems.  At that time, traditional videoconferencing vendors concentrated mostly on the development of more and more sophisticated, standard-based endpoints to be used in point-to-point videoconferencing.  We focused our business, not on the endpoints, but on systems deployed in the infrastructure backroom, to enable three or more sites or parties involved in videoconferencing to properly communicate among themselves, by switching video sources based on audio processing of current and immediately preceding speakers. Our technical advantages were derived by masking and compensating for incompatibilities between endpoints from different manufacturers, algorithmic transcoding, compensation for different bandwidth requirements, and simultaneous multi-windowed video arrangements on the monitor known as “Hollywood Squares,” just to name a few.

In the late 1990’s, we fully realized the limitations and narrow applications of our videoconferencing products which, among many deficiencies, are monolithic, require highly specialized support and services, stand apart from the normal office environment that most information workers are accustomed to, and do not provide a solution to the need to truly collaborate and disseminate information in real time.  Contrary to how most videoconferencing vendors would like to indoctrinate potential customers, video — in particular talking heads as in the case of most video conferences — was and is, now more than ever, far from being the “piece de resistance” of true, meaningful real-time collaboration. Furthermore, its monolithic approach, whereby you either get a successful videoconference session or get nothing, relegates all other more critical collaboration activities second to video talking heads.  Most importantly, the lack of presence awareness detection and the inability to leverage the web for ease of access, prevent flexible, on-demand, free-flowing collaboration sessions whereby participants can come, go, or be invited at will.

In March 2001, we completed the first phase of our transformation with the acquisition of the IWS business from General Dynamics.  As an application solution and technology built on top of Placeware’s (see “Third-Party Technology” below) web conferencing technology, IWS:

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

•                  Leverages commercially off-the-shelf base operating systems such as the Windows and Solaris platforms; and

•                  Fits into the virtual office environment with which most information workers are familiar.

The use and growth of real-time collaborative technologies within commercial or governmental enterprises, while still early in their adoption curve, are beginning to accelerate.  The investment in information and collaborative technologies helps customers flatten their organizations, improve enterprise wide communication, shorten the decision-making process, and facilitate real-time reactions to critical issues.  Rather than just providing access to inert data stored on a server, the goal today is to find ways to enable information workers to collaborate and share their expertise to derive knowledge from databases in real-time and in a secure environment.  Collaborative technologies are about creating informational value through better, faster and more efficient human interaction and cooperation, not just more data.  Businesses and governmental organizations today need solutions that make it easier for people to work together, share information and expertise, coordinate activities across departments, networks, agencies, building complexes, facilities spread all over the country, and field deployments around the world.

We are moving forward with this strategy and expect to introduce new improvements and products in the future that are intended to broadly enhance our already comprehensive capabilities.  We intend to concentrate on technical advancements that allow users to convey critical information that must be delivered and that ensures security to our customers.

Products

Our expertise is in developing products that deliver highly secure and flexible support for informational collaboration, in-session audio conferencing, and video streaming capabilities across a wide range of platforms.  Our products have been designed with a scaleable, modular architecture to give customers the flexibility to add capacity, processing power, and conferencing features as the customer network and application requirements grow. Using a common set of hardware and software building blocks, customers can choose from a wide range of product configurations that differ in capacity, price, network connectivity and features, all of which share the same operating software user interface. Products may be configured for use in customer premises environments or may be configured with specialized packaging for use in a telephone carrier’s central office setting. We believe a key differentiator for our products is the built-in robust security features, which allows them to be installed in some of the highest clearance and security sites in the market.

InfoWorkSpace

IWS is a comprehensive suite of collaboration applications designed to allow any organization to more efficiently communicate, particularly when attempting to work as, and within, a group.  From an overall perspective, IWS, when used effectively can reduce or even eliminate dependency on travel, traditional video conferencing, traditional audio conferencing and the phone, and even e-mail and file servers.  Essentially, IWS presents and enables a corporate campus or enterprise whose resources can be accessed by an information worker through his or her own desktop or laptop PC.  Users can browse through the virtual campus, facility, or building to locate the room to be used for a meeting, or just pick the needed contact(s) and initiate the meeting with the click of the mouse.

Our customers, including the U.S. intelligence community, the U.S. Joint Forces Command, and various branches of the U.S. Armed Forces including the Marines, Navy, Air Force and Army, have leveraged the flexibility of IWS to aid in a myriad of missions.  From daily mission briefs to medevac procedures in Afghanistan to operational support in Iraq, IWS has increasingly become a vital part of the U.S. defense network.  The stability, scalability and security of IWS allow our customers to depend on our software to complete mission-critical assignments and save lives in some of the world’s most dangerous areas.

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

IWS security infrastructure is built upon the best practices that have been in use in operating systems for decades.  Much like a UNIX administrator can restrict access to a directory or even a file to a limited set of users, IWS administrators can lock rooms down to prevent users from seeing sensitive data that is outside their area of responsibility. Permission-based access allows administrators to finely tune a user’s access profile to the file level.  Data can be encrypted using standard SSL protocols and access can be controlled with PKI and X.509 certificates.  All data within the application can be audited and searched for specific words or patterns of words.  IWS provides a high level of security capabilities and a safety net to capture any breaches that may arise from human errors.

The stability, scalability, flexibility and security capabilities of IWS are critically important for our customers, but the true power of IWS is in its collaboration applications.  Users can participate in an interactive conference with absolutely no set up procedures.  This is a significant leap forward from where the industry was just a few years ago, using videoconferences as the only interactive medium.  IWS eliminates the need to have a heavy piece of hardware at each terminal point of collaboration, to schedule a conference with a bridge operator, or to have a whole new network infrastructure to support an interactive conferencing capability.  Information workers, once logged into IWS, can initiate a conference by going to a virtual room and inviting the participants as needed.  Rooms are either pre-defined or created on demand as needs dictate. Once inside a room, either by joining or being invited into a session, participants can have an audio conference straight from the software. With IWS, no set up is required and no additional cost is incurred.  Participants even can be in multiple rooms at the same time, offering a more productive virtual environment than in the physical world. Participants can share and work on documents from the file cabinet associated with a room. Users can have an interactive whiteboard session and save the results. Users also can manage their calendars and participate in message boards and save that information to the server where they can access it at any time from any place.

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

•                  Application sharing which allows the screen view of any application on any desktop or laptop PC of any information worker to be broadcasted to all other participants;

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

•                  Informal meetings, a lightweight application that provides all interactive capabilities;

•                  Virtual campuses, buildings, offices and persistent meetings, a robust all encompassing application that provides rich, secure scalable real-time collaborative capabilities and recreates the office environment with facilities like file cabinet, document storage and retrieval message board, calendaring, etc.; and

•                  Virtual auditorium-style meetings with geographically dispersed presenter panels and large audiences, coupled with full function multimedia presentations and recordings, including in-band audio, as well as seating control and assignment, private sidebar discussions, moderator control, audience Q&A sessions, etc.

Market and Channels

We market our IWS products and related services to customers within the U.S. federal government, primarily to the DoD and to the intelligence community worldwide. We also provide these products and services to the defense and intelligence organizations of foreign allies of the U. S. government.

IWS products and services are licensed on an annual subscription and renewal basis, during which software updates and basic technical support are included as part of base offerings. Enhanced service offerings are also offered in a subscription model. Training, installation, and customization are sold on an “as needed” basis.

The worldwide government marketplace is best understood as a matrix of customers, sales vehicles (contracts), and sales channels.  We employ a sales model which is an analog to this government market matrix. IWS products and related services are available to specific segments of the government, using various vehicles, including our GSA Schedule, and multiple channels both directly, with our own sales force, and indirectly with partners such as General Dynamics, Harris Corporation, Science and Applications International Corporations, and Northrop Grumman, among others.

During the year ended December 31, 2008, approximately 45% of our sales of IWS and related services were through our indirect channels. Our top end-user customers for IWS products and related services in 2008 were the Armed Forces, and intelligence, and security agencies. Sales to these customers accounted for approximately 36%, and 38%, respectively, of total revenue in 2008.

We conduct our sales and marketing activities from our principal offices in Nashua, New Hampshire, and Sterling, Virginia.

Research and Product Development

We believe that our future success depends on our ability to continue to enhance and expand our existing enterprise collaboration products and to develop new products that maintain our technology leadership. We have invested and will continue to invest in the development of products and core technologies while also leveraging the integration of “best-of-breed” software components through strategic partnerships. Extensive product development input is obtained via direct feedback from end users and suggested improvements from strategic partners and resellers.  We carefully monitor the migration of industry standards and remain committed to developing products utilizing such standards.  This includes the development of interoperable collaboration products to meet either industry needs and/or DoD-driven interoperability criteria, while maintaining a keen focus on the security aspects of enterprise collaboration, including solutions in the web conferencing arena.

As of December 31, 2008, our research and development staff consisted primarily of software engineers augmented with U.S.-based and U.S.-citizen software contractors. Many of our software engineers carry either secret or top-secret levels of security clearance. Our research and development expenditures were approximately $2.1 million and $2.4 million in 2008 and 2007, respectively, representing approximately 32% and 26% of revenue, respectively.

We account for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.  During the quarter ended March 31, 2006, we released Version 3.0 of our InfoWorkSpace software product.  In connection with this development effort, a total of $140,000 was capitalized and amortized on a straight-line method over the remaining estimated economic life of the product, which was determined to be two years.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to production. Costs incurred after technological feasibility have historically not been material, and accordingly, were expensed when incurred in these instances

Customer Support and Service

We provide technical support and services to our resellers and direct customers. A high level of continuing service and support is critical to our objective of developing long-lasting relationships with customers and partners. Our partners and resellers offer a broad range of support including installation, maintenance and on-site and headquarters-level technical support of products to their end-user customers. We provide a comprehensive service program including problem management, training, diagnostic tools, software updates and upgrades, as well as spare parts programs to facilitate and supplement the efforts of our partners and resellers.

We offer a technical support hotline to our resellers and customers, which is staffed by our network engineers who generally provide either immediate or same-day responses to most questions. As our products have built-in remote diagnostic capabilities, most problems can be diagnosed without incurring travel expenses for on-site visits. When necessary, however, support engineers are dispatched to the customer’s facility for critical situations. All of our support engineers carry various levels of security clearance.

Third-Party Technology

We license technology from third-parties, including software which is integrated with internally developed software, and used in our products to perform key functions.  There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all.  In particular, in April 2007 we entered into a new agreement with Microsoft Corporation, with an effective date of January 1, 2007, to extend an existing software distribution license agreement through December 2008. This agreement was subsequently amended to, among other things, extend the payment terms through June 2011. The software distribution license agreement allows us to integrate Microsoft’s Live Communication software into our IWS product line.

Competition

The market for multimedia collaboration is an emerging segment with new vendors entering the competitive landscape and old vendors from existing industries. Furthermore, multimedia collaboration can also be grouped into two main groups: real-time synchronous solutions versus asynchronous products.  While most vendors adopt the client-server architecture, some insist on the merit of peer-to-peer. Still yet, large vendors offer both types of products. From another perspective, vendors could be classified into two classes of providers:  The first group provides customer-premise solutions while the second implements a hosted environment.

Even though our business primarily focuses on the real-time synchronous, client-server, customer-premise market segment within the government, depending upon the possible perspectives, various vendors could be considered as likely competitors, including Adobe, Cisco, EMC, IBM, Oracle, etc., in this intensely contested market segment.

Many of these companies, as well as other current and potential competitors, have substantially greater financial, technical, and sales and marketing resources than us. If we are unable to retain our existing customers in the U.S. government, or are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt our IWS collaborative software product over alternative technologies marketed by our competitors, our financial results will suffer, through price reductions and loss of market share.

The principal competitive factors in the market for multimedia collaboration are security, scalability, reliability, price, performance, network management capabilities, integration, breadth of capabilities, customer support and interoperability. We plan to compete by offering the best-of-breed enterprise solutions encompassing all of these factors.  However, we cannot be certain that potential customers will be attracted to our products, especially if our competitors invest substantially more money into their products and technology.

Proprietary Rights

We rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our intellectual property rights. We believe that, because of the rapid pace of technological change in the data communications and telecommunications industries, intellectual property protection for our products is only one factor in our success, complementing the knowledge, abilities and experience of our employees, the frequency of our product enhancements, our relationships with our partners, our relationships with our customers and their satisfaction with the performance of IWS, the effectiveness of our marketing activities, and the responsiveness and quality of our services.

Employees

At December 31, 2008, we employed 38 people on a full-time basis. None of our employees is represented by a labor organization.

Our success depends, to a significant degree, upon the continuing contributions of our key management, sales, marketing and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, our Chief Executive Officer and President.  We do not carry key-man life insurance on any of our employees, including Mr. Nguyen.  We do not have employment contracts with our key personnel other than Mr. Nguyen. We believe that our future success will depend in large part upon our ability to attract additional key employees and retain our key employees.

Availability of Filings

You may access, free of charge, through our website at www.ezenia.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports, all filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The information contained on our web site is not incorporated by reference into this document and should not be considered a part of this report.  Our web site address is included in this document as an inactive textual reference only.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect our company in the future. If any of these risks were to occur, our business, financial condition, or results of operations could be materially and adversely affected. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements found in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We may be unable to return to profitability.

As further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, despite our net loss in 2008, management believes that its existing cash and other resources are sufficient to fund operations for at least the next 12 months. However, we can provide no assurances that we will achieve our goal of consistent quarterly revenue and profit growth, both of which are largely dependent on whether we can meet our future new order bookings targets. If we are unable to secure new orders, we may not be able to generate sufficient revenue and may not be able to return to profitability.

A significant portion of our revenue is attributable to a small number of major customers, none of whom is obligated to continue to use our products and services.

While we are focusing efforts on broadening our customer base, sales to a relatively small number of customers within the U.S. government, specifically within the DoD and the intelligence community, have accounted for a significant portion of revenue.  This concentration of customers may cause revenue and operating results to fluctuate from quarter-to-quarter based on major customers’ requirements, and the timing of their orders and shipments. Our agreements with customers generally do not include minimum purchase commitments or exclusivity arrangements.  Our operating results could be materially and adversely affected if any present major customer were to reduce its level of orders, change to another vendor, realize a reduction in approved funding for collaborative technologies, or delay paying or fail to pay amounts due to us.

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

We utilize certain technology which we license from third parties, including software which is integrated with internally developed software, and use in our products to perform key functions.  There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all.  In April 2007 we entered into a new agreement with Microsoft Corporation to extend an existing software distribution license agreement through December 2008. This agreement was subsequently amended to, among other things, extend its payment terms through June 2011.  This software distribution license agreement allows us to integrate Microsoft’s Live Communication software with our proprietary software, to create IWS.  Loss of access to this third-party technology could result in material harm to our business and results of operations.

Our success depends upon market acceptance of our collaboration products.

Sales of real-time collaboration products account for substantially all of our revenue. As a result, our success depends on the acceptance and the rate of adoption of Internet-based collaboration products, in general, and our IWS product, in particular.  We can provide no assurance that any of the markets for our products will develop to the extent, in the manner, or at the rate anticipated by us.  In particular, while our sales have historically been within certain organizations of the U.S. government and intelligence community, we are pursuing the sale of our products in the commercial market as well.  There can be no assurance of success in the commercial market for IWS, or other products that we may introduce in 2009 or beyond. In addition, future prices that we are able to obtain for our products may decrease as a result of new product introductions by others, price competition, technological change or other factors.

If we are unable to adapt to the rapid pace of change in our market, our business could be adversely affected.

Our market is characterized by changing technology, emerging industry standards, evolving network developments and product introductions.  The adoption rate of new technologies and products may adversely impact near-term growth of the conferencing market as users evaluate the alternatives. For 2009 we plan to continue investments in the enhancement and development of our current and new products to address the evolving technology landscape.  Our success will depend, in part, upon our ability through continued investments to maintain technological leadership, to enhance our existing product offerings, and to develop new products that achieve market acceptance.

Our results of operations would suffer if we are unable to effectively compete in the market for multimedia collaboration products.

The market for multimedia collaboration products is highly competitive. A number of companies have introduced competitive products. Furthermore, the market may attract new entrants. Some competitors have longer operating histories and greater financial, technical, sales, and marketing resources.  If we were unable to retain our existing customers, or convince a sufficient number of new customers to adopt our collaborative software products over competitive alternatives, our financial results would suffer.

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

The loss of or failure to retain or attract talented directors, officers and personnel could harm our business.

Our success depends, to a significant degree, upon the continuing contributions of our key management, sales, marketing, and research and development personnel, some of whom would be difficult to replace, including Khoa Nguyen, our Chief Executive Officer and President.  We do not carry key-man life insurance on any of our employees, including Mr. Nguyen.  We do not have employment contracts with our key personnel other than Mr. Nguyen. We believe that our future success will depend in large part upon our ability to retain and attract such key employees.

Currently, we have five directors on our Board of Directors, three of whom meet the standards for independence as specified by the SEC and the national stock exchanges.  Historically, we have strived to have an audit committee comprised of at least three independent directors, as required by the national stock exchanges.  Currently, we have two directors serving on our audit committee.  We are continuing in our attempts to identify additional qualified individuals to serve as independent directors.  However, highly-qualified individuals may not be available or willing to serve as directors and there can be no assurance that we will be able to identify, recruit and ultimately secure the services of such individuals in a timely manner or at all.

The trading price of our common stock may continue to be volatile, which may adversely affect our business, and investors in our common stock may experience substantial losses.

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to wide fluctuations in response to quarterly variations in operating results, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.  Due to this volatility, investors in our common stock may experience substantial losses.

Our common stock is traded on the OTC Bulletin Board, making it a less liquid investment than if it were traded on a national securities exchange.

The shares of our common stock were delisted from The Nasdaq National Market in August 2003 and are now traded on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of our stock due to low trading volume or obtain accurate quotations as to the market value of our stock. In addition, we are subject to Rule 15c2-11 promulgated by the SEC. If we fail to meet criteria set forth in such Rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell the securities in the secondary market. The listing of our securities on the OTC Bulletin Board may make it more difficult for investors to trade in our securities, which could lead to further declines in our share price. Our shares being traded on the OTC Bulletin Board also makes it more difficult for us to raise additional capital, as we may incur additional costs under state blue-sky laws if we were to sell additional securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate office and principal research, development and manufacturing facility is located in Nashua, New Hampshire, in an approximately 12,000 square foot facility.  We currently lease this facility pursuant to a lease agreement that terminates in 2010. We also have a sales office located in Sterling, Virginia, which we lease pursuant to a lease agreement that terminates in 2010.  During 2007, we completed our consolidation of our Colorado Springs and Nashua facilities in Nashua, New Hampshire. We currently lease office space in Colorado Springs under an operating lease that terminates in November 2011.  The Colorado facility is currently available for sublease.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the outcomes of these matters will not materially and adversely affect our business, financial position or financial results.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 2008 to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since 2003, our common stock has been quoted on the OTC Bulletin Board, under the symbol “EZEN.OB”.  The following table sets forth, for the periods indicated, the high and low bid or sale prices per share of our common stock as reported on the OTC Bulletin Board.

	Quarter ended
	March 31	June 30	September 30	December 31
2008
Common stock price - high	$0.75	$0.65	$0.47	$0.35
Common stock price — low	$0.52	$0.46	$0.30	$0.05

2007
Common stock price - high	$2.43	$1.80	$1.66	$1.01
Common stock price — low	$1.61	$1.10	$0.85	$0.66

As of March 16, 2009, we had approximately 112 stockholders of record. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We have not paid dividends on our common stock and we anticipate that we will reinvest future earnings, if any, and therefore, do not intend to pay dividends in the foreseeable future.

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

	Year ended December 31,
(In thousands, except per share amounts)	2008	2007 (1)	2006 (2)	2005 (3)	2004(4)
OPERATING DATA
Revenue	$6,683	$8,988	$13,192	$13,175	$10,391

Operating income (loss)	(3,126)	(4,410)	2,899	3,511	1,807

Income (loss) before income taxes	(3,069)	(3,836)	3,405	3,712	1,757

Net income (loss)	(3,069)	(4,547)	3,918	3,803	3,184
Net income (loss) per share:
Basic	(0.21)	(0.31)	0.27	0.26	0.23
Diluted	(0.21)	(0.31)	0.26	0.25	0.22

BALANCE SHEET DATA
Cash and cash equivalents	$6,774	$9,395	$12,059	$9,405	$5,520
Total current assets	8,856	13,598	19,482	16,864	11,921
Stockholders’ equity (deficit)	5,420	7,773	11,901	7,932	3,838

(1) 2007 amounts include a charge of $1.45 million to reserve for excess purchase commitments under the Microsoft license agreement, which was recorded as a component of cost of product revenue, and income tax expense of $711,000 primarily related to an increase in the valuation allowance for deferred tax assets recorded in 2006 and 2005.

(2) 2006 amounts include a tax benefit of $513,000 , or $0.04 per share, related to a reduction in the valuation allowance associated with deferred tax assets of approximately $579,000  offset by approximately $66,000  of current federal and state tax expense.

(3) 2005 amounts include a tax benefit of $91,000 , or $0.01per share, related to a reduction in the valuation allowance associated with deferred tax assets.

(4) 2004 amounts include a tax benefit of $1.4 million, or $0.10 per share, related to a net benefit of approximately $819,000  as a result of the ITC settlement, and approximately $608,000  relating to a tax refund for tax years 1996, 1997, and 1998.

Quarterly financial information (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2008
Revenue	$1,811	$1,739	$1,745	$1,388

Gross profit	1,122	1,063	1,076	847
Loss from operations	(587)	(920)	(747)	(872)
Net (loss)	$(553)	$(883)	$(748)	$(885)
Net (loss) per share:
Basic	$(0.04)	$(0.06)	$(0.05)	$(0.06)
Diluted	$(0.04)	$(0.06)	$(0.05)	$(0.06)

2007
Revenue	$2,668	$2,479	$2,022	$1,819

Gross profit	1,478	1,355	(155)	995
Income from operations	(133)	(446)	(2,252)	(1,579)
Net income (loss)	$16	$(266)	$(2,096)	$(2,201)
Net (loss) per share:
Basic	$—	$(0.02)	$(0.14)	$(0.15)
Diluted	$—	$(0.02)	$(0.14)	$(0.15)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor For Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report. MD&A contains “forward-looking” statements and information which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” “plan to,” “intend” or “will” are forward-looking, as are other statements concerning our business strategy, our proposed new product offerings, key differentiators in our market, changes in the competitive landscape, future financial results, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of global economic and political conditions on our business, our ability to maintain or accurately forecast revenue growth, our history of liquidity concerns and operating losses,  customer acceptance of our IWS product and other new products, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. government as our largest customer, budgetary constraints within the defense and intelligence communities, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, our reliance on third-party technology, and unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Item 1A of this Annual Report and in other periodic reports filed with the SEC.  Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

In 2008, revenue was down 26% when compared to the year ended December 31, 2007.  We experienced an operating loss of $3.1 million in 2008 compared to an operating loss of $4.4 million in 2007, and a net loss of $3.1 million in 2008 compared to net loss of $4.5 million in 2007, resulting in a loss of $0.21 per share in 2008, compared to a loss of $0.31 per share in 2007.  Revenue relating to our IWS product decreased approximately 20% in 2008 compared to 2007.  Gross profit increased 12% when compared to 2007 as a result of a charge in 2007 of $1.45 million to reserve for excess purchase commitments with Microsoft. Operating expenses decreased $0.9 million to $7.2 million for 2008, as compared to $8.1 million for the year ended December 31, 2007. The decrease of our operating expenses in 2008 was a result of our spending reductions in all areas of the company in response to declining revenue. Our other income decreased by approximately $500,000 year over year as we saw a decrease in our interest earned due to lower interest rates and a lower average cash balance. In 2007, we had an income tax expense of $711,000 which reflected an increase in our deferred tax valuation allowance in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS No.109”).

In 2007 we entered into a new agreement with Microsoft to extend an existing software distribution license agreement through December 2008.  Under the agreement, we were required to purchase a minimum of $1.7 million during 2007 and $2.75 million of licenses during 2008, plus purchase an additional $0.5 million over the life of the two year agreement. During 2007 we reviewed our forecast for license sales over the balance of the agreement and recorded a charge of $1.45 million to reserve for an excess purchase commitment.  The charge was recorded as a component of cost of product revenue during the year ended December 31, 2007.

In December 2008, the Microsoft agreement was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $154,000 of which was satisfied during 2008.  The amended agreement requires that we  make minimum payments of $1.0 million, $1.1 million and $0.5 million during 2009, 2010 and 2011, respectively.  In addition to the remaining $2.6 million license purchase commitment, we have approximately $670,000  of prepaid licenses on hand that have yet to be deployed to customers.  During 2008 we  continued to experience a decline in the volume of our customer license renewals.  As of December 31, 2008, the we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million reserve remains the appropriate reserve for the excess purchase commitment.   The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

Although our revenue has declined as a result of the redirections of IT budget by the Defense Information System Agency (DISA), coupled with the currently difficult economic conditions which lengthen the business development and sales activities on the commercial segment, our immediate focus is to continue to enhance our existing various collaborative product and service offerings and to develop and ultimately deploy the next generation of products and services, via aggressive and concentrated sales, service, engineering, and marketing efforts. We plan to continue to vigorously defend and endeavor to protect our customer base within the military and intelligence community, while pursuing new opportunities with various agencies and first responders dealing with the threat of terrorism and natural disasters, as well as emerging commercial applications. This focus is subject to change as the driving influence in our future direction is based on the needs and requirements of our customer base, both current and future, and may be adversely affected by current economic and market conditions.

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

Revenue Recognition

Product revenue consists of sales of IWS software licenses and maintenance agreements, IWS product related training, installation, and consulting, and video products.  Revenue from sales of IWS software license and maintenance agreements is recognized ratably over the subscription software license contract  periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), issued by the American Institute of Certified Public Accountants (“AICPA”).  Revenue from IWS training, installation, and consulting services are recognized as the services are performed provided there is vendor specific objective evidence of fair value which is the price charged when the services are sold separately.

Product development revenue relates to contracts involving customization of the IWS product according to a customer’s specifications.  We account for product development revenue in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA.  When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage-of-completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with the terms of the contract.  The associated cost recognition with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings.  Product development revenue and accounts receivable reported in the financial statements are recorded at the amount expected to be received.  Product development revenue is adjusted to actual upon final audit and retroactive adjustment.  Estimated contractual allowances are provided based on management’s evaluation of current contract terms.

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

Allowance for Doubtful Accounts

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position, or other material events impacting the customer’s business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

At December 31, 2008, our accounts receivable balance of approximately $0.8 million is reported net of allowances of approximately $28,000. We believe our reported allowances are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional expenses being recorded for the period in which such determination was made.

Accounting for Share-Based Compensation

We have stock option plans that provide for the purchase of our common stock by certain of our employees and directors. Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” and began recognizing compensation expense for our share-based payments based on the fair value of the awards. Share-based payments include stock option grants under our stock option plans.

The determination of the fair value of share-based payment awards on the date of grant include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate. Expected volatilities are based on historical volatility of our common stock.  We base the expected term of the options on our historical option exercise data with a minimum life expectancy equal to the vesting period of the option.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of the grant for a term closest to the expected life of the options. Expected dividend yield is not considered as we have not made any dividend payments and have no plans of doing so in the foreseeable future. Forfeitures are estimated based upon our historical experience. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

We recorded $703,000 and $475,000 of share based compensation expense in 2008 and 2007, respectively.

Income Taxes

The calculation of tax assets and liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.  Deferred tax assets and liabilities are determined at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers as well as the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  The realization of deferred tax assets is dependant upon the generation of future taxable income.  In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors when estimating future taxable income.  Our forecast of expected future taxable income is for future periods that can be reasonably estimated.  Changes in results that differ materially from our current expectations may cause us to change our judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have previously recorded.

Based upon our assessment of current and future taxable income, and our analysis of the future tax consequences attributable to net operating loss and credit carryovers at December 31, 2006 and 2005, we released approximately $579,000 and $138,000 of valuation allowance against deferred tax assets in 2006 and 2005, respectively, resulting in a net deferred tax asset of approximately $717,000 as of December 31, 2006.

As of December 31, 2007, we concluded that the actual realization  of the net deferred tax asset balance of $717,000 was in question due to the loss in 2007 and the uncertainty of future taxable income.  We therefore provided a full reserve against the deferred tax assets in 2007, which has remained unchanged as of December 31, 2008.

Results of Operations — Years Ended December 31, 2008 and 2007

Revenue

Revenue declined 26% in 2008 to approximately $6.7 million when compared to 2007. Product revenue related to IWS declined approximately $1.7 million or 20%, while product development revenue declined by approximately $638,000 as only one new small contract was awarded to us in 2008. Product development revenue is revenue related to product customization work performed for customers seeking enhancements to our current product.  The decline in license revenue in 2008 was the result of a shortfall in license renewals primarily due to DISA (Defense Information Systems Agency) and the second NCES (Net-Centric Enterprise Services) contract award to our competitor, which resulted in a number of our existing customers not renewing their licenses and/or reducing the number of licenses used. We believe that if we successfully execute on our strategy, we will be able to compensate for this decline in license renewals by the introduction of our product to new customers.

Gross profit

Cost of revenue includes material costs, costs of third-party software licenses, direct labor and overhead, customer support costs, and engineering and development costs associated with sponsored and customized product development revenue. Gross profit as a percentage of revenue increased in 2008 to 61.5%, from 40.9% in 2007. The increase in gross profit is primarily attributed to a charge in 2007 of $1.45 million to reserve for excess purchase commitments under the Microsoft license agreement as well as an increase in gross margin in 2008 related to product development work. The $1.45 million charge was recorded as a component of cost of product revenue during 2007. Development revenue for 2008 includes $67,000 related to the completion of reviews of our development projects from 2004 to 2007, and the release of associated revenue reserves. This revenue has no corresponding cost and contributes to a higher margin overall in 2008.

Research and development

Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses decreased to approximately $2.1 million in the year ended December 31, 2008, from approximately $2.4 million in 2007. This decrease is primarily attributable to a reduction of employees, supply and consulting costs.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel along with expenses pertaining to advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses of approximately $2.0 million in 2008 remained consistent from those in the year ended December 31, 2007.

General and administrative

General and administrative costs include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees.  General and administrative expenses decreased 14% to approximately $2.4 million in the year ended December 31, 2008, from approximately $2.8 million in 2007.   The decrease is primarily related to decreases in headcount related costs and legal and professional expenses offset by increases in share-based compensation expenses.  During 2007, we also initiated an unsuccessful bid-protest action against the U.S. Department of the Army with regard to the second NCES contract.  We incurred legal fees related to this action, which were not repeated in 2008.

Occupancy and other facilities-related expenses

Occupancy and other facilities-related expenses decreased 36% to approximately $317,000 in the year ended December 31, 2008, from approximately $493,000 in 2007. These costs include rent expense and other operating costs associated with our headquarters in Nashua, New Hampshire, and our sales offices in Sterling, Virginia. This decrease is primarily due to the consolidation of the Colorado office with the New Hampshire office.

Restructuring charge

We recorded a $215,000 charge to operations in 2007 in recognition of our consolidation of our Colorado Springs and Nashua facilities in Nashua, New Hampshire, which was completed in December 2007. An additional restructuring charge of $219,000 was recorded in 2008, as we have experienced delays in finding a subtenant for the Colorado facility. The charge represents the estimated future costs of the lease pertaining to the Colorado Springs facility, net of expected sublease proceeds.

Interest income

Interest income consists of interest on cash and cash equivalents.  Interest income decreased to approximately $155,000 in 2008 from approximately $545,000 in 2007. The decrease in 2008 was primarily related to a decrease in the interest rates and a reduced cash balance.

Other income

Other income consists primarily of gains and losses related to short term mutual fund investments. In 2008, we incurred a decline in the market value of our short term investments of approximately $98,000 from a gain of approximately $29,000 in 2007.

Income tax benefit

Due to the uncertainty of future taxable income, we have not recorded an income tax benefit for the losses incurred in 2008 and 2007. In 2007, we recorded an income tax provision of $717,000 related to the increase in the valuation allowance for deferred tax assets that were recorded in 2006 and 2005.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of approximately $6.8 million.  We incurred a loss from operations of approximately $3.1 million for the year ended December 31, 2008, and a net loss for the year of approximately $3.1 million, as compared with an operating loss in 2007 of approximately $4.4 million, and a net loss of approximately $4.5 million in 2007.

We used cash for operations of $2.6 million in fiscal year 2008 compared to expending cash of $2.3 million in 2007. Cash expended for operating activities in 2008 was primarily the result of a net loss and a decline in deferred revenue, offset by a decrease in accounts receivable and non-cash items such as depreciation, and share-based compensation. Cash used by operating activities in 2007 was primarily the result of a net loss and a decline in deferred revenue offset by decreases in accounts receivable and prepaid software licenses, and non-cash items such as depreciation, amortization of capitalized software and share based compensation.

We invested approximately $45,000 in property and equipment in fiscal 2008 compared to $266,000 in fiscal 2007. We generated cash from financing activities of $13,000 in 2008 as compared to $28,000 in 2007 primarily from proceeds of sales of our common stock pursuant to our various stock plans.  In November 2007, we implemented the first stock repurchase under the stock repurchase program authorized by our Board of Directors.  The amount spent on the repurchases in 2007 was $84,000. There were no stock repurchases in 2008.

We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in June 2010. In July 2007, we signed an additional lease for 6,000 square feet adjacent to our existing rented space in Nashua, New Hampshire.  This lease will expire in August 2010. We also have leased office space, located in Sterling, Virginia which expires in 2010.  Future minimum lease obligations at December 31, 2008, under all of these non-cancelable operating leases are $120,000 in 2009 and $64,000 in 2010.

In September 2007, we announced our plan to consolidate our Colorado Springs and Nashua facilities in Nashua, New Hampshire by the end of 2007.  We recorded a restructuring charge of $215,000 to cover the expected lease payments of the Colorado Springs facility, net of expected proceeds. In 2008 we reassessed our exposure in consideration of the current real estate market and interest in the space to-date by potential subtenants.  Based on the resulting conclusions, we recorded an additional restructuring charge of $219,000 was taken in 2008. The space is leased by us through November 2011 and is currently available for subleasing. We estimate that we will have to pay $287,000, net of expected sublease income, over the remaining lease term. Our gross remaining obligation on the lease, including estimated operating expenses, is approximately $453,000.

In April 2007, we entered into a new agreement with Microsoft to extend an existing software distribution license agreement through December 2008.  Under the agreement, we are required to purchase a minimum of $1.7 million and $2.75 million of licenses during 2007 and 2008 respectively, plus purchase an additional $0.5 million over the life of the two year agreement. During 2007 we reviewed our forecast for license sales over the balance of the agreement and recorded a charge of $1.45 million to reserve for an excess purchase commitment.  The charge was recorded as a component of cost of product revenue during the year ended December 31, 2007.

In December 2008, the Microsoft agreement was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $154,000 of which was satisfied during 2008.  The amended agreement requires that we make minimum payments of $1.0 million, $1.1 million and $0.5 million during 2009, 2010 and 2011, respectively.  In addition to the remaining $2.6 million license purchase commitment, we have approximately $670,000 of prepaid licenses on hand that have yet to be deployed to customers.  During 2008 we continued to experience a decline in the volume of our customer license renewals.  As of December 31, 2008, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million reserve remains the appropriate reserve for the excess purchase commitment.   The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

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

In May 2003, after failing to comply with certain continued listing standards for the NASDAQ SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, or the requirement to have a minimum of $2.5 million in stockholders equity, we received a delisting notification from NASDAQ.  After exercising our right for an appeal of this determination to a NASDAQ Listing Qualifications Panel, the Panel determined to delist our securities from The NASDAQ Stock Market in August 2003. Since then, our common stock has been quoted on the OTC Bulletin Board.  The market value and liquidity of our common stock, as well as our ability to raise additional capital, has been and may continue to be materially adversely affected by this delisting decision.

Operating costs are continually under review and adjusted accordingly. With the decline in revenue in 2008, we took the necessary steps to reduce spending to the appropriate levels.  We are committed to continue making the necessary improvements to our infrastructure in 2009 which we believe is necessary in order to compete successfully in the ever-increasingly competitive collaborative software market.

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

The following table summarizes our outstanding contractual obligations:

(in thousands)	2009	2010	2011	Total
Operating leases	$217	$153	$98	$468

Microsoft License Agreement	1,040	1,080	476	2,596

Total contractual obligations	$1,257	$1,233	$574	$3,064

We estimate sublease rental for the property in the amount of $20,000 in 2009, $48,000 in 2010 and $44,000 in 2011.

Recent Accounting pronouncements

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of SFAS 109 on January 1, 2007.  We have determined that the realization of $2.0 million in federal tax credits is in doubt.  As a result of the implementation of FIN 48, we would have recognized a $2.0 million increase in the liability for unrecognized tax benefits had we recognized any benefit associated with the credits in prior periods.  However, due to past net operating losses, no benefit has been recognized; accordingly, no liability has been recognized.  As a result, at the adoption date of FIN 48, January 1, 2007 and also at December 31, 2007 and December 31, 2008 we had no unrecognized tax benefits.

At December 31, 2008, we had federal and state net operating loss (“NOL”) carryforwards of $64.5 million and $14.1 million, respectively, expiring at various dates through 2028. Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We have not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such study and due to the possibility of additional changes in control in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2008, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service completed an audit of our consolidated federal income tax return for the 2005 tax year with no adjustments.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).   SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Collectively, the FSPs defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS 157. We adopted SFAS 157 in 2008 except for those items specifically deferred under FSP FAS 157-2. We are currently evaluating the impact of the full adoption of SFAS 157 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Principally, SFAS No. 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. As application of this statement is prospective and applicable to business combinations that occur after its effective date, we do not anticipate that SFAS No. 141R will have a material, if any, impact on our consolidated financial position and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Ezenia! Inc.:

We have audited the accompanying consolidated balance sheets of Ezenia! Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the accompanying index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ VITALE, CATURANO & COMPANY, P.C.

Boston, Massachusetts

March 23, 2009

Consolidated Balance Sheets

(In thousands, except for share and per share related data)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$6,774	$9,395
Accounts receivable, less allowances of $28 at December 31, 2008 and $413 at December 31, 2007	771	2,479
Prepaid software licenses	1,125	1,417
Prepaid expenses and other current assets	186	292
Total current assets	8,856	13,583
Deposits	15	15
Prepaid licenses, net of current portion	—	169
Capitalized software, net	—	18
Equipment and improvements, net	243	380
Total assets	$9,114	$14,165

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$257	$497
Accrued expenses	1,674	1,885
Employee compensation and benefits	150	266
Accrued restructuring charges	287	215
Deferred revenue	1,326	3,512
Total current liabilities	3,694	6,375
Deferred revenue, net of current portion	—	17

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 15,417,754 issued and 14,658,217 outstanding in 2008; 15,360,629 issued and 14,601,092 outstanding in 2007	154	154
Capital in excess of par value	65,586	64,870
Accumulated deficit	(57,375)	(54,306)
Treasury stock; 759,537 shares at cost in 2008 and 2007	(2,945)	(2,945)
	5,420	7,773
Total liabilities and stockholders’ equity	$9,114	$14,165

See accompanying notes.

Consolidated Statements of Operations

(In thousands, except for share and per share related data)

	Year ended December 31,
	2008	2007
Revenue
Product revenue	$6,570	$8,232
Product development revenue	113	751
Service revenue	—	5
	6,683	8,988
Costs of revenue
Cost of product revenue	2,556	4,746
Cost of product development revenue	19	569
Cost of service revenue	—	—
	2,575	5,315
Gross profit	4,108	3,673

Operating expenses
Research and development	2,084	2,361
Sales and marketing	2,024	2,021
General and administrative	2,408	2,802
Depreciation	182	191
Occupancy and other facilities related expenses	317	493
Restructuring charge	219	215
Total operating expenses	7,234	8,083
Loss from operations	(3,126)	(4,410)

Other income (expense)
Interest income	155	545
Other	(98)	29
	57	574
Loss before income taxes	(3,069)	(3,836)
Provision for income taxes	—	711
Net loss	$(3,069)	$(4,547)
Basic and diluted loss per share:
Basic	$(0.21)	$(0.31)
Diluted	$(0.21)	$(0.31)
Weighted average common shares:
Basic	14,646,006	14,672,808
Diluted	14,646,006	14,672,808

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

(In thousands, except for share related data)

			Capital			Total
	Common Stock		in Excess of	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Par Value	Deficit	Stock	Equity

BALANCES AS OF DECEMBER 31, 2006	14,650,737	$153	$64,368	$(49,759)	$(2,861)	$11,901

Stock issued under employee benefit plans	49,455	1	27	—	—	28
Treasury stock purchase	(99,100)	—	—	—	(84)	(84)
Stock based compensation expense	—	—	475	—	—	475
Net loss	—	—	—	(4,547)	—	(4,547)

BALANCES AS OF DECEMBER 31, 2007	14,601,092	154	64,870	(54,306)	(2,945)	7,773

Stock issued under employee benefit plans	57,125	—	13	—	—	13
Stock based compensation expense	—	—	703	—	—	703
Net loss	—	—	—	(3,069)	—	(3,069)

BALANCES AS OF DECEMBER 31, 2008	14,658,217	$154	$65,586	$(57,375)	$(2,945)	$5,420

See accompanying notes.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2008	2007
Operating activities
Net loss	$(3,069)	$(4,547)
Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation	182	191
Amortization of capitalized software	18	70
Share-based compensation	703	475
Deferred taxes	—	717
Changes in operating assets and liabilities:
Accounts receivable	1,708	1,101
Prepaid software licenses	461	1,760
Prepaid expenses and other current assets	106	49
Accounts payable, accrued expenses, employee and compensation benefits, and accrued restructuring	(495)	180
Deferred revenue	(2,203)	(2,338)
Net cash used for operating activities	(2,589)	(2,342)

Investing activities
Purchases of equipment and improvements	(45)	(266)
Purchase of treasury stock	—	(84)
Net cash used for investing activities	(45)	(350)

Financing activities
Proceeds from stock issued under employee benefit plans	13	28
Net cash provided by financing activities	13	28

Change in cash and cash equivalents	(2,621)	(2,664)
Cash and cash equivalents at beginning of year	9,395	12,059
Cash and cash equivalents at end of year	$6,774	$9,395
Supplementary disclosure of cash flow information:
Interest paid	$1	$2
Income taxes refunded	$(17)	$(18)

See accompanying notes.

Notes to the Consolidated Financial Statements

1.  Nature of Business and Basis of Presentation

Ezenia! Inc. (“Ezenia”, “we”, or the “Company”) operates in one business segment, which is the design, development, production, marketing and sale of real-time group collaboration and communication solutions for corporate and governmental networks and eBusiness.  Founded in 1991, we develop and market products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users. Our products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, or keyboard-to-keyboard, flexibly, securely and in real time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.  .

The consolidated financial statements include the accounts of Ezenia and its wholly owned subsidiaries Ezenia International, Inc. and Ezenia Latin America, Inc.  All significant inter-company transactions and balances have been eliminated.  All assets and liabilities of Ezenia’s foreign subsidiaries are translated at the rate of exchange at the end of the year, while sales and expense are translated at the average rate in effect during the year.  The net effect of these translation adjustments was immaterial for all periods presented.

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

Revenue Recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, and consulting, and video products.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” issued by the American Institute of Certified Public Accountants (“AICPA”). Revenue from IWS training, installation, and consulting services are recognized as the services are performed because we believe we have established vendor specific objective evidence of fair value based on the price charged when the services are sold separately.

Revenue from video product sales is recognized upon shipment to the customer and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission.

Product development revenue relates to contracts involving customization of the IWS product according to customer specifications.  We account for product development revenue in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts” issued by the AICPA.  When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage-of-completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with terms of the contract.  The associated cost recognition with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized.

As of December 31, 2008 and 2007, we had no unbilled receivables or deferred costs related to milestone contracts. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings.  Product development revenue and accounts receivable reported in the financial statements are recorded at the amount expected to be received.  Product development revenue is adjusted to actual upon final audit and retroactive adjustment.  Estimated contractual allowances are provided based on management’s evaluation of current contract terms. During 2008, the government completed a review of the 2004-2007 development contracts. Based upon these reviews we recorded $67,000 of revenue which had initially been deferred pending the completion of the reviews.

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

Third-Party Technology

Our IWS product incorporates third-party technology in the form of software licenses, which we purchase from other software vendors.  Software licenses purchased from vendors are reported as prepaid licenses and, when deployed, amortized to cost of revenue over the subscription period, which is generally one year.

Advertising

Advertising costs are included in sales and marketing expense.  We use our website as our main form of advertising along with participating in various industry-related trade shows and currently do not incur material advertising costs. Advertising costs are expensed as incurred. Advertising expense was approximately $17,000 and $24,000 in fiscal years 2008 and 2007, respectively.

Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the date of purchase, or investments that can be converted to cash quickly such as mutual funds, to be cash equivalents.

Financial Instruments and Concentrations of Credit Risk

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable and accrued expenses.  The carrying value of these financial instruments approximates fair value due to their short term to maturity.  Financial instruments, which potentially subject us to concentrations of credit risk, are cash equivalents and accounts receivable.

Major financial institutions maintain all our cash equivalents. At times, balances may exceed federally insured limits. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.  Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales.  To reduce risk, we routinely assess the financial strength of our customers.  We maintain an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience.  Actual losses when incurred are charged to the allowance.  Write-offs related to accounts receivable have been within management’s expectations.

Revenue from one customer accounted for approximately 35% of total revenue in 2008 and 33% of total revenue in 2007.  Accounts receivable from this customer accounted for approximately 29% and 3% of the balances at December 31, 2008 and 2007, respectively. A second customer accounted for approximately 28% of total revenue in 2008 and 16% of total revenue in 2007.  This customer’s accounts receivable balance accounted for approximately 43% and 28% of the balance at December 31, 2008 and 2007, respectively.  A third customer accounted for approximately 10% of total revenue in 2008 and 8% of total revenue in 2007. Revenue from international markets was immaterial in 2008 and 2007, respectively.

Equipment and Improvements

Equipment and improvements are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Computer software and equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Repairs and maintenance costs are expensed as incurred.

Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standard (“SFAS”) No. 2, “Accounting for Research and Development Costs”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.  During the quarter ended March 31, 2006, we released version 3.0 of our IWS software product.  In connection with this development effort, a total of $140,000 of costs were capitalized and amortized on a straight-line basis over the estimated economic life of the product, which we determined to be two years. The carrying value at December 31, 2008 is zero.

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

Income Taxes

Deferred tax assets and liabilities are determined at the end of each year based on the future tax consequences that can be attributed to net operating loss and credit carryovers as well as the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.  The realization of deferred tax assets is dependent upon the generation of future taxable income.  In determining the valuation allowance, we consider past performance, expected future taxable income, and qualitative factors which we consider to be appropriate to be considered in estimating future taxable income.  Our forecast of expected future taxable income is for future periods that can be reasonably estimated.  Results that differ materially from our current expectations may cause us to change our judgment on future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.

As of December 31, 2007, we concluded that the realization of the net deferred tax asset balance of $717,000 was uncertain due to the loss in 2007 and the uncertainty of future taxable income.  We therefore provided a full reserve against the deferred tax assets in 2007, which has remained unchanged as of December 31, 2008.

Net Loss Per Share

We report net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted net loss per share are as follows:

	2008	2007
Basic	14,646,006	14,672,808
Effect of assumed exercise of stock options	—	—
Diluted	14,646,006	14,672,808
Outstanding options excluded as impact is anti-dilutive	3,239,157	2,747,066

Accounting for Share-Based Compensation

We account for share-based compensation expense in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation,” and the SEC Staff Accounting Bulletin (“SAB”) 107, “Share-based Payment.” Under SFAS No. 123R, share-based compensation expense reflects the fair value of share-based awards measured at the grant date and recognized over the relevant service period. SAB 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), and the classification of compensation expense, among other matters. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize share-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally four years.

For the years ended December 31, 2008 and 2007, we recorded share-based compensation expense in the consolidated statements of operations as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2008	December 31, 2007
Cost of revenue	$23	$13
Research and development	63	50
Sales and marketing	79	27
General and administrative	538	385
	$703	$475

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

	Year ended December 31,
	2008	2007
Expected volatility	69.33%-92.39%	93.13%-93.75%
Risk-free interest rate	1.52%-3.35%	2.93%-3.84%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2008 and 2007 was $0.37 and $1.33 per share, respectively.  We estimated forfeitures related to option grants at an annual rate of 30% per year and true up for actual forfeitures each reporting period.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized share-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.32 years, amounted to $1.1 million at December 31, 2008.

The weighted average exercise price of stock options exercised for the year ended December 31, 2008 was $0.23.  The total intrinsic value of stock options exercised for the years ended December 31, 2008 and 2007 was $20,000 and $55,000, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Collectively, the FSPs defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS 157. We adopted SFAS 157 in 2008 except for those items specifically deferred under FSP FAS 157-2. We are currently evaluating the impact of the full adoption of SFAS 157 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Principally, SFAS No. 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date and that certain transaction and restructuring costs be expensed. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. As application of this statement is prospective and applicable to business combinations that occur after its effective date, we do not anticipate that SFAS No. 141R will have a material, if any, impact on our consolidated financial position and results of operations.

3.                                      Equipment and Improvements

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Depreciation is calculated using the straight-line method over the useful lives of the respective assets.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term. For the years ended December 31, 2008 and 2007, equipment and improvements consisted of the following:

(in thousands)	2008	2007
Computer equipment and purchased software	$441	$387
Office equipment	34	34
Furniture and fixtures	51	76
Leasehold improvements	192	176
Total equipment and improvements	$718	$673
Less: accumulated depreciation	(475)	(293)
Total equipment and improvements, net	$243	$380

Depreciation expense for the years ended December 31, 2008 and 2007 was $182,000 and $191,000 respectively.  Also included in depreciation expense for the year ended December 31, 2007 is a $24,000 write-off related to the assets of our closed Colorado facility.

4.                                      Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS No. 109”) on January 1, 2007.  We have determined that the realization of $2.4 million in federal tax credits is in doubt. As a result of the implementation of FIN 48, we would have recognized a $2.4 million increase in the liability for unrecognized tax benefits had we recognized any benefit associated with the credits in prior periods. However, due to past net operating losses, no benefit has been recognized; accordingly, no liability has been recognized. As a result, at the adoption date of FIN 48, January 1, 2007 and also at December 31, 2008, we had no unrecognized tax benefits.

At December 31, 2008, we had federal and state net operating loss (“NOL”) carryforwards of $64.4 million and $14.1 million, expiring at various dates through 2028. Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We have not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such study and due to the possibility of additional changes in control in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2008, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 2000 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service completed an audit of our consolidated federal income tax return for the 2005 tax year with no adjustments.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
(in thousands)	2008	2007

Current
Federal	$(1403)	(3,115)
State	(229)	(519)

Total current	(1,632)	(3,634)
Deferred
Federal	1,403	3,782
State	229	563

Total deferred	1,632	4,345

Total tax expense(benefit)	$—	711

In 2007 we recorded an income tax provision of $717,000 related to the increase in the valuation allowance for deferred tax assets that were recorded in 2006 and 2005. Due to the uncertainty of future taxable income, we have not recorded an income tax benefit for the losses incurred in 2008 and 2007.

Our deferred tax assets consist of the following:

	December 31, 2008	December 31, 2007
Deferred Tax Assets: (in thousands)
Net Operating Loss Carryforwards	$22,432	$20,771
Purchased intangibles	3,243	3,754
Tax Credit Carryforwards	2,546	2,541
Reserves, accruals and allowances	147	237
Capitalized Research and Development Costs	75	151
Deferred Revenue	1	70
Depreciation and Amortization	78	53
Other	618	331
Total Gross Deferred Tax Asset	29,140	27,908
Valuation Allowance	(29,140)	(27,908)
Net Deferred Tax Asset	$—	$—

At December 31, 2008, we had domestic federal NOL carryforwards of approximately $64.4 million available to reduce future taxable income, which expire at various dates beginning in 2019 through 2028.  We also have federal research and development tax credit carryforwards of approximately $2.4 million at December 31, 2008 available to reduce future tax liabilities which expire at various dates beginning in 2019 through 2028.  We have state NOL carryforwards of approximately $14.1 million available to reduce future state taxable income, which expire at various dates beginning in 2009 through 2028.

As described above under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards which may be utilized annually to offset future taxable income and taxes payable.

As required by SFAS No. 109, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of NOL carryforwards, research and experimentation credit carryforwards, and capitalized start up expenditures and research and development expenditures amortizable over 60 months on a straight-line basis.  Management has determined at this time that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets and, as a result, a valuation allowance of approximately $29.1 million has been established at December 31, 2008 and approximately $27.9 million at December 31, 2007, respectively. Management has concluded at this time that the net deferred tax asset is appropriate, and that it is more likely than not that the remaining net deferred tax asset will not be realized.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2008 and 2007.

(in thousands)	December 31, 2008	December 31, 2007

Income tax computed at federal statutory tax rate	$(1,044)	$(1,304)

State taxes, net of federal benefit	(200)	245

Change in valuation allowance	1,232	2,007

R&D and other credits	(31)	(31)

Permanent differences and other	43	(206)

Total	$—	$711

5.                                      Commitments and Contingencies

We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in June 2010. In July 2007, we signed an additional lease for 6,000 square feet adjacent to our existing rented space in Nashua, New Hampshire.  These leases will expire in August 2010. We also have leased office space, located in Sterling,

Virginia for our sales force which expires in 2010.  Future minimum lease obligations at December 31, 2008, under all of these non-cancelable operating leases are approximately $217,000 in 2009 and $153,000 in 2010 and $98,000 in 2011.  We estimate sublease rental for the Colorado Springs facility in the amounts of $20,000 in 2009, $48,000 in 2010 and $44,000 in 2011.

In December 2007, we completed the closure of our Colorado Springs facility.  We recorded a restructuring charge of $215,000 to cover the expected lease payments of this facility, net of expected proceeds. In 2008, we reassessed our exposure in consideration of the current real estate market and interest in the space to-date by potential subtenants. Based on the resulting conclusions, we recorded an additional restructuring charge of $219,000 during the year. The space is leased through November 2011 and is currently available for subleasing. We estimate that we will have to pay $287,000, net of expected sublease rental, over the remaining lease term. Our gross remaining obligation on the lease, including estimated operating expenses, is approximately $453,000.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado facility for the period ended December 31, 2008 were as follows (in thousands):

Restructuring balance as of December 31, 2007	$215
Cash payments	(147)
Additional liability recorded	219
Restructuring liability at December 31, 2008	$287

In April 2007, we entered into a new agreement with Microsoft to extend an existing software distribution license agreement through December 2008.  Under the agreement, we were required to purchase a minimum of $1.7 million and $2.75 million of licenses during 2007 and 2008 respectively, plus purchase an additional $0.5 million over the life of the two year agreement. During 2007 we reviewed our forecast for license sales over the balance of the agreement and recorded a charge of $1.45 million to reserve for an excess purchase commitment.  The charge was recorded as a component of cost of product revenue during the year ended December 31, 2007.

In December 2008, the Microsoft agreement was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $154,000 of which was satisfied during 2008.  The amended agreement requires that we make minimum payments of $1.0 million, $1.1 million and $0.5 million during 2009, 2010 and 2011, respectively.  In addition to the remaining $2.6 million license purchase commitment, we have approximately $670,000 of prepaid licenses on hand that have yet to be deployed to customers.  During 2008 we continued to experience a decline in the volume of our customer license renewals.  As of December 31, 2008, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million reserve remains the appropriate reserve for the excess purchase commitment.  The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

6.                                      Stockholders Equity

We have authorized 2,000,000 shares of undesignated preferred stock. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors.

Share Repurchase Program

In October 2007, the Board authorized the repurchase up to $1.0 million of common stock.  This authority was exercised from time to time through November 2008. As of December 31, 2008, we had purchased $84,000 of our common stock. The authorization period has expired.

7.                                      Benefit Plans

Stock Option Plans

Our Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”) provided for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, up to 6,090,541 shares to our officers, employees and consultants.  The 1991 Plan terminated on March 31, 2001, and no further options have been granted under the 1991 Plan subsequent to that date.  At December 31, 2008, there were 489,000 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 1991 Plan.

Our 2001 Stock Incentive Plan was approved and adopted by the Board on April 11, 2001 (the “2001 Plan”). The 2001 Plan provided for the sale or award of common stock, or the grant of non-qualified stock options for the purchase of common stock, up to 5,000,000 shares to our officers, directors, employees and consultants.  Vesting of options granted under the 2001 Plan accelerates upon a change of control or acquisition as defined in the 2001 Plan. The 2001 Plan terminated on December 31, 2004 and no further options have been granted under the 2001 Plan subsequent to that date.  At December 31, 2008, there were 19,750 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 2001 Plan.

Our 2004 Stock Incentive Plan was approved and adopted by the Board on December 31, 2004 (the “2004 Plan”). The 2004 Plan provides for the sale or award of common stock or the grant of non-qualified stock options for the purchase of common stock, up to 7,500,000 shares to our officers, directors, employees and consultants. The Board administers the 2004 Plan, and the terms of grants and awards made pursuant to the 2004 Plan.  Vesting of options granted under the 2004 Plan accelerates upon a change of control or acquisition as defined in the 2004 Plan. The 2004 Plan will terminate on December 31, 2014.  At December 31, 2008, there were 2,696,407 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 2004 Plan.

In April 1995, the Board and stockholders approved our Non-Employee Director Stock Option Plan (the “Director Plan”), which was amended by the Board on June 5, 2002. The Director Plan provided that the Board, at its discretion, was permitted to grant options to non-employee directors, subject to terms and conditions as determined by the Board.  The Director Plan terminated on November 9, 2004, and no further options have been granted under the Director Plan subsequent to that date.  At December 31, 2008, there were 34,000 shares of common stock reserved for issuance upon exercise of outstanding options granted under the Director Plan.

A summary of option activity under the 2004 Plan, 2001 Plan, the 1991 Plan and the Director Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,396,848	$3.66
Granted	996,550	1.82
Terminated	(596,877)	2.02
Exercised	(49,455)	0.68

Outstanding at December 31, 2007	2,747,066	3.40
Granted	1,364,600	0.63
Terminated	(815,384)	2.48
Exercised	(57,125)	0.23

Outstanding at December 31, 2008	3,239,157	$2.52

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2008 were 6.77 years and $0 respectively.  The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2008 was 5.02 years and $0, respectively. The total intrinsic value of stock options exercised during 2008 and 2007 was $20,000 and $55,000, respectively.

Related information for options outstanding and exercisable as of December 31, 2008 under these option plans is as follows:

Range of exercise prices			Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$0.11	-	$0.97	1,587,850	8.04	$0.74	559,544	$0.93
1.01	-	3.14	765,557	7.82	2.03	389,706	2.06
3.30	–	3.30	394,750	7.16	3.30	267,564	3.30
3.50	-	7.87	241,000	0.33	7.72	239,906	7.73
9.13	–	9.13	250,000	1.14	9.13	250,000	9.13

			3,239,157	6.77	2.52	1,706,720	3.71

Savings Plan

We sponsor a savings plan for our employees, which has been qualified under Section 401(k) of the Internal Revenue Code.  Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits.  At the discretion of the Board we contributed approximately $47,000 and $38,000 in 2008 and 2007, respectively.

Deferred Compensation Plan

Effective March 31, 2006, we adopted the Ezenia Deferred Compensation Plan (the “Plan”). Under this Plan, eligible employees may elect to defer up to 100% of their base and incentive compensation into the Plan. We are under no obligation to establish a fund or reserve in order to pay the benefits under the Plan except in the event of a change in control.  If funded, the plan Trustee makes all investment decisions for the Trust on behalf of the participants. We have not guaranteed a return on investment for the participants, however, all earnings and losses on the Plan assets are borne by the participant.  All contributions and earnings are fully vested to the participant when made but are subject to our creditors in the event of bankruptcy.  As a result, the assets held in the Plan have been recorded as cash equivalents in the consolidated balance sheet with a corresponding liability being recorded as deferred compensation, which is included in employee compensation and benefits in the accompanying consolidated balance sheet.  Interest earned on the Plan assets is recorded as interest income in the consolidated statement of operations. A corresponding entry to deferred compensation is made to increase (decrease) the amounts due the participant resulting from the changes in the asset value with an offsetting charge or credit to general and administrative expense. Compensation expense, including employee deferrals, was approximately ($98,000) and $36,000 in the years ended December 31, 2008 and 2007, respectively.

8.                                      Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FSP FAS 157-1, and FSP FAS 157-2, collectively, these FSPs defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS 157. We adopted SFAS 157 in 2008 except for those items specifically deferred under FSP FAS 157-2.

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

•

Level 3:  valuations are based on prices or third-party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The only financial instruments reported at fair value are our cash equivalents, which include short-term mutual funds classified as trading securities, and are reported at fair value using Level 1 inputs. The unrealized gain (loss) related to these short-term investments amount to ($98,000) and $36,000, and is recorded in other income (expense) for the years ended December 31, 2008 and 2007, respectively.

9.                                      Shareholder Rights Agreement

On April 15, 2008, we adopted a Shareholder Rights Agreement.  Pursuant to the terms of the Rights Agreement, the Board declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of our common stock to shareholders of record as of the close of business on April 16, 2008 (the “Record Date”).  In addition, one Right will automatically attach to each share of common stock issued between the Record Date and the Distribution Date (as defined in the agreement).  Each Right entitles the registered holder thereof to purchase from us a unit consisting of one ten-thousandth of a share (a “Unit”) of our Series D Junior Participating Cumulative Preferred Stock, par value $0.01 per share, at a cash exercise price of $3.00 per Unit, subject to adjustment under certain conditions specified in the Rights Agreement.

Initially, the Rights are not exercisable and are attached to and trade with all shares of common stock outstanding as of, and issued subsequent to, the Record Date.  The Rights will separate from the common stock and will become exercisable upon the occurrence of the earlier of several circumstances, as defined in the agreement.

In the event that a Stock Acquisition Date (as defined in the agreement) occurs, proper provision will be made so that each holder of a Right (other than an Acquiring Person, as defined in the agreement, or its associates or affiliates, whose Rights shall become null and void) will thereafter have the right to receive upon exercise, in lieu of a number of Units of Preferred Stock, that number of shares of our common stock (or, in certain circumstances, including if there are insufficient shares of common stock to permit the exercise in full of the Rights, Units of Preferred Stock, other securities, cash or property, or any combination of the foregoing) having a market value of two times the exercise price of the Right (such right being referred to as the “Subscription Right”).  Upon the occurrence of any of several particular circumstances, as defined in the agreement, following the Stock Acquisition Date, each holder of a Right will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the exercise price of the Right (such right being referred to as the “Merger Right”).  The holder of a Right will continue to have the Merger Right whether or not such holder has exercised the Subscription Right.  Rights that are or were beneficially owned by an Acquiring Person may (under certain circumstances specified in the Rights Agreement) become null and void.

The Rights contain certain redemption rights and provisions, as defined in the agreement. On April 21, 2008 we designated 50,000 of our 2,000,000 shares of authorized preferred stock as Series D Preferred Stock.

10.                               Related-Party Transactions

During 2007, we engaged the Carmen Group, Inc. (“Carmen Group”) as consultants to assist in the development and implementation of a strategy for marketing our products to Federal purchasers within the Department of Defense and appropriate adjacent markets. The President of the Carmen Group is the son of a member of our Board of Directors. We paid the Carmen Group $275,000 and $190,000 during the years ended December 31, 2008 and 2007, respectively, for consulting services. We terminated the agreement with the Carmen Group during the fourth quarter of 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2008, our management, under the supervision and with the participation of both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 as amended, was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders. Such information is hereby incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees, including our executive officers and directors. The Code is available on our website at www.ezenia.com.  We intend to disclose any amendments to or waivers of the Code on behalf of our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on our website. We shall also provide to any person without charge, upon request, a copy of the Code.  Any such request must be made in writing to Ezenia! Inc., c/o Investor Relations, 14 Celina Ave, Suite 17-18, Nashua, New Hampshire 03063.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders. Such information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders.  Such information is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 regarding our equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by securityholders	3,219,407	(1)	$2.54	4,785,514	(2)

Equity compensation plans not approved by securityholders	19,750	(3)	$0.37	—

Total	3,239,157		$2.52	4,785,514

(1)           Includes 489,000 shares of common stock to be issued upon exercise of outstanding options under the 1991 Plan, 34,000 shares of common stock to be issued upon exercise of outstanding options under the Director Option Plan, and 2,696,407 shares of common stock to be issued upon exercise of outstanding options under the 2004 Plan.

(2)           Includes 4,785,514 shares of common stock remaining available for future issuance under the 2004 Plan.

The 1991 Plan terminated on March 31, 2001, the 1994 Non Employee Director Option Plan terminated on November 9, 2004, and the 1995 Employee Stock Purchase Plan terminated on January 31, 2005, and no additional options may be granted under these plans.

(3)           Represents shares of common stock to be issued upon exercise of outstanding options under the 2001 Plan.  The 2001 Plan terminated on December 31, 2004, and no additional options may be granted under this plan.

A description of these equity incentive plans is included in Note 7 to our Consolidated Financial Statements set forth herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders. Such information is hereby incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders. Such information is hereby incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of Form 10-K

1.             Consolidated Financial Statements.

The following consolidated financial statements and supplementary data are included in Part II-Item 8 filed as part of this report:

•      Report of Independent Registered Public Accounting Firm

•      Consolidated Balance Sheets as of December 31, 2008 and 2007

•      Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

•      Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007

•      Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

•      Notes to Consolidated Financial Statements

•      Quarterly Financial Information (unaudited)

2.             Financial Statement Schedule.

•      Schedule II — Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

3.             List of Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(11)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Registrant classifying and designating the Series D Junior Participating Cumulative Preferred Stock
3.3(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
4.2(12)	Shareholder Rights Agreement, dated as of April 15, 2008, between Ezenia! Inc. and Computershare Trust Company, N.A., as Rights Agent
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(8)+	2004 Stock Incentive Plan
10.5(1)	License Agreement dated January 2, 1995 between the Registrant and Datapoint Corporation.
10.6(1)	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.7(2)+	Employment Agreement dated as of November 9, 2007 between the Registrant and Khoa D. Nguyen.
10.8+	First Amendment to Employment Agreement between the Registrant and Khoa D. Nguyen, dated December 11, 2008
10.9(3)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended.
10.10(a)(4)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.
10.10(b)(7)	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government Systems Corporation.
10.11(5)+	2001 Stock Incentive Plan of the Registrant.
10.12(6)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.13(6)	License Agreement dated as of August 1, 2002 between the Registrant and Telecom AS.
10.14(6)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor Tandberg Telecom AS.
10.15(6)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.16(6)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant and Tandberg Telecom AS.
10.17(9)	First Amended and Restated Software Distribution License Agreement dated January 1, 2005 by and between Microsoft Corporation and Ezenia! Inc.
10.18(10)	Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft Corporation and Ezenia! Inc. dated April 2007.

10.19(11)	Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft Corporation and Ezenia! Inc. dated December 2008.
10.20+	The Ezenia! Inc. Deferred Compensation Plan, as amended and restated as of December 11, 2008
21.1	Subsidiaries of the Registrant.
23.2	Consent of Vitale, Caturano & Company Ltd.
31.1	Consent of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Consent of the Company’s Chief Financial Officer pursuant to 18 U. S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

+	Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1.
(2)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on November 14, 2007.
(3)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.
(8)	Incorporated by reference from the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2004.
(9)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2005.
(10)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.
(11)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882)).
(12)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZENIA! INC.

By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(Principal executive officer)

Date: March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Khoa D. Nguyen	Chairman, Chief Executive Officer,	March 23, 2009
Khoa D. Nguyen	and President (Principal executive officer)

/s/ Ronald L. Breland	Director	March 23, 2009
Ronald L. Breland

/s/ Gerald P. Carmen	Director	March 23, 2009
Gerald P. Carmen

/s/ John A. McMullen	Director	March 23, 2009
John A. McMullen

/s/ Robert N. McFarland	Director	March 23, 2009
Robert N. McFarland

/s/ Kevin M. Hackett	Chief Financial Officer and	March 23, 2009
Kevin M. Hackett	Secretary (Principal financial and accounting officer)

EZENIA! INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A — Description	Column B	Column C — Additions			Column D		Column E
Accounts Receivable Allowances	Balance At Beginning Of Period	Charged (Credited) to Costs and Expenses	Charged (credited) to Other Accounts		Deductions — Uncollectible Accounts Written-off		Balance at End of Period

Year Ended December 31, 2008	$412,909	—	(67,171	)(1)	317,488	(2)	$28,250

Year Ended December 31, 2007	$412,909	—	—		—		$412,909

(1)   Relates to the release of revenue-related reserves upon the completion of Product Development contract audits

(2)   Write-off of accounts receivable related to video equipment sales prior to 2006

Exhibit Index

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(11)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Registrant classifying and designating the Series D Junior Participating Cumulative Preferred Stock
3.3(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
4.2(12)	Shareholder Rights Agreement, dated as of April 15, 2008, between Ezenia! Inc. and Computershare Trust Company, N.A., as Rights Agent
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(8)+	2004 Stock Incentive Plan
10.5(1)	License Agreement dated January 2, 1995 between the Registrant and Datapoint Corporation.
10.6(1)	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.7(2)+	Employment Agreement dated as of November 9, 2007 between the Registrant and Khoa D. Nguyen.
10.8+	First Amendment to Employment Agreement between the Registrant and Khoa D. Nguyen, dated December 11, 2008
10.9(3)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended.
10.10(a)(4)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.
10.10(b)(7)	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government Systems Corporation.
10.11(5)+	2001 Stock Incentive Plan of the Registrant.
10.12(6)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.13(6)	License Agreement dated as of August 1, 2002 between the Registrant and Telecom AS.
10.14(6)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor Tandberg Telecom AS.
10.15(6)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.16(6)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant Tandberg Telecom AS.
10.17(9)	First Amended and Restated Software Distribution License Agreement dated January 1, 2005 by and between Microsoft Corporation and Ezenia! Inc.
10.18(10)	Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft Corporation and Ezenia! Inc. dated April 2007.
10.19(11)	Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft Corporation and Ezenia! Inc. dated December 2008.
10.20+	The Ezenia! Inc. Deferred Compensation Plan, as amended and restated as of December 11, 2008
21.1	Subsidiaries of the Registrant.
23.2	Consent of Vitale, Caturano & Company, Ltd.
31.1	Consent of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Consent of the Company’s Chief Financial Officer pursuant to 18 U. S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1.
(2)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on November 14, 2007.
(3)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.
(8)	Incorporated by reference from the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2004.
(9)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2005.
(10)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.
(11)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882)).
(12)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882)).