Form 10-Q
period 2009-03-31
EZENIA INC
filed 2009-05-14
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2009 was 14,658,217.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$6,471	$6,774
Accounts receivable, less allowances of $28 at March 31, 2009 and at December 31, 2008	1,345	771
Prepaid software licenses	974	1,125
Prepaid expenses and other current assets	175	186
Total current assets	8,965	8,856

Deposits	15	15
Equipment and improvements, net	201	243
Total assets	$9,181	$9,114

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$331	$257
Accrued expenses	1,639	1,674
Accrued restructuring	248	287
Accrued employee compensation and benefits	179	150
Deferred revenue	2,118	1,326
Total current liabilities	4,515	3,694

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,417,754 issued and 14,658,217 outstanding at March 31, 2009 and at December 31, 2008	154	154
Capital in excess of par value	65,771	65,586
Accumulated deficit	(58,314)	(57,375)
Treasury stock at cost, 759,537 shares at March 31, 2009 and December 31, 2008	(2,945)	(2,945)
Total stockholders’ equity	4,666	5,420
Total liabilities and stockholders’ equity	$9,181	$9,114

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Product revenue	$974	$1,795
Product development revenue	15	16
	989	1,811
Cost of revenues
Cost of product revenue	461	689
Cost of product development revenue	6	—
	467	689

Gross profit	522	1,122

Operating expenses
Research and development	497	508
Sales and marketing	250	520
General and administrative	612	539
Depreciation	42	59
Occupancy and other facilities-related expenses	64	83
Total operating expenses	1,465	1,709

Loss from operations	(943)	(587)

Interest income	15	52
Other expense	(9)	(18)
	6	34

Net loss	$(937)	$(553)

Basic and diluted loss per share:
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)
Weighted average common shares:
Basic	14,658,217	14,608,696
Diluted	14,658,217	14,608,696

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net loss	$(937)	$(553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	42	59
Amortization of capitalized software	—	18
Share-based compensation	184	148
Changes in operating assets and liabilities:
Accounts receivable	(574)	1,250
Prepaid software licenses	151	(527)
Prepaid expenses and other assets	11	52
Accounts payable, accrued expenses, and employee and compensation benefits	28	(365)
Deferred revenue	792	(91)
Net cash provided by (used in) operating activities	(303)	(9)

Investing activities
Purchases of equipment and improvements	—	(16)
Net cash used in investing activities	—	(16)

Financing activities
Proceeds from stock issued under employee benefit plans	—	13
Net cash provided by financing activities	—	13

Change in cash and cash equivalents	(303)	(12)
Cash and cash equivalents at beginning of period	6,774	9,395
Cash and cash equivalents at end of period	$6,471	$9,383

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia and its wholly-owned subsidiaries.  In the opinion of management, these financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although we believe the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenue and expenses during the reported period.  Actual results could differ materially from these estimates.  The accounting policies applied are consistent with those disclosed in Note 2 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.  Revenue Recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, and consulting.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year, pursuant to the guidance provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (“AICPA”).  Revenue from IWS training, installation, and consulting services is recognized as the services are performed because we believe we have established vendor specific objective evidence of fair value based on the price charged when the services are sold separately.

Product development revenue relates to contracts involving customization of the IWS product according to customer specifications.  We account for product development revenue in conformity with the guidance provided by SOP 81-1, “Accounting For Performance of Construction Type and Certain Production Type Contracts,” issued by the AICPA.  When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage of completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with terms of the contract.  The cost associated with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings.  Product development revenue and accounts receivable reported in the financial statements are recorded at the amount expected to be received.  Product development revenue is adjusted to actual upon final audit and retroactive adjustment.  Estimated contractual allowances are provided based on management’s evaluation of current contract terms.

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

3.  Share-Based Compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires compensation cost to be recognized for equity or liability instruments based on the fair value on the grant date, with expense recognized over the periods that an employee provides service in exchange for the award and requires us to estimate forfeitures at the grant date. Total share-based compensation cost was $184,000 and $148,000 for the three months ended March 31, 2009 and 2008, respectively.

A summary of stock option activity under all of our stock option plans for the three months ended March 31, 2009 is as follows:

		Weighted Average
	Number	Exercise Price
	of Shares	Fair Value
Options outstanding, December 31, 2008	3,239,157	$2.52
Granted	875,050	0.09
Exercised	—	—
Canceled	(396,532)	5.09
Options outstanding, March 31, 2009	3,717,675	$7.66
Options exercisable, March 31, 2009	1,740,897	2.78

We estimate the fair value of each option award issued under our stock option plans on the date of grant using a Black-Scholes-based option-pricing model that uses the assumptions noted in the below table.  Expected volatilities are based on historical volatility of our common stock.  We base the expected term of the options on our historical option exercise data with a minimum life expectancy equal to the vesting period of the option.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of the grant for a term closest to the expected life of the options.

	Three Months Ended March 31,
	2009	2008
Expected volatility	111%-112%	92%-93%
Risk-free interest rate	1.28%-1.45%	1.52%-2.89%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted for the three months ended March 31, 2009 and 2008 was $0.07 and $0.40 per share, respectively. We estimated forfeitures related to option grants at an annual rate of 29% and 31% during the three-month periods ended March 31, 2009 and 2008, respectively.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.72 years, amounted to $1.1 million at March 31, 2009.

4.  Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86,

“Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”).  SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.  During the quarter ended March 31, 2006, we released version 3.0 of our IWS software product.  In connection with this development effort, a total of $140,000 of costs were capitalized and amortized on a straight-line basis over the estimated economic life of the product, which we determined to be two years.  The carrying value at March 31, 2009 is zero.

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

5.  Nonqualified Deferred Compensation Plan and Fair Value Measurements

In connection with the Company’s nonqualified deferred compensation plan, eligible employees may elect to defer payment of a portion of their compensation. The Company holds these funds in a rabbi trust managed by a third-party trustee and is consolidated within the accompanying financial statements.  As of March 31, 2009 and December 31, 2008 the fair value of the short term investments was approximately $124,000 and $133,000, respectively, and was classified as cash and cash equivalents.  The corresponding liability is recorded in accrued employee compensation and benefits and is equal to the fair value of the short-term investments.

The short-term investments held in the rabbi trust are reported at fair value using Level 1 inputs (quoted market values), in accordance with SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The unrealized losses related to the short-term investments held at March 31, 2009 and 2008 are reported as other expense, and changes in the corresponding liability are recorded in general and administrative expense on the accompanying condensed consolidated statements of operations.

6.  Earnings Per Share

We report earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Basic-weighted average shares outstanding	14,658,217	14,608,696
Dilutive impact from outstanding stock options	—	—
Diluted- weighted average shares outstanding	14,658,217	14,608,696
Outstanding options excluded as impact is anti-dilutive	3,717,675	3,580,002

7.  Commitments and Contingencies

In December 2007, we completed the closure of our Colorado facility.  We recorded a restructuring charge of $215,000 to cover the expected lease payments of the abandoned facility, net of expected sublease proceeds.  In 2008, we recorded an additional $219,000 charge based on management’s estimates that the facility will remain vacant for several months beyond the point at which it was initially estimated to be subleased due to the weak real estate market.  The space is currently available for subleasing. We estimate that we will have to pay $248,000 net of expected sublease rental over the remaining lease term. Our gross remaining lease, including estimated operating expense, is approximately $414,000.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado facility for the three months ended March 31, 2009 were as follows (in thousands):

Restructuring balance as of January 1, 2009	$287
Cash payments	(39)
Restructuring liability at March 31, 2009	$248

We lease our primary facility in Nashua, New Hampshire, under an operating lease which will expire in August 2010. We also have office space in Sterling, Virginia for our sales force under a lease that expires in 2010.  Future minimum lease obligations at March 31, 2009, under all of these non-cancelable operating leases are approximately $162,000 in 2009, $153,000 in 2010, and $98,000 in 2011. We estimate sublease rental for the Colorado Springs facility in the amounts of $20,000 in 2009, $48,000 in 2010, and $44,000 in 2011.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $154,000 of which was satisfied during 2008. The amended agreement requires that we make minimum payments of $1.0 million, $1.1 million and $0.5 million during 2009, 2010, and 2011, respectively. As of March 31, 2009, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase commitment reserve that was established during the year ended December 31, 2007 remains appropriate. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth. Actual results may differ materially from management’s estimates.

8. Related-Party Transactions

During 2007, we engaged the Carmen Group, Inc. as consultants to assist in the development and implementation of a strategy for marketing our products to Federal purchasers within the Department of Defense and appropriate adjacent markets.  The President of the Carmen Group is the son of a member of our Board of Directors.  We terminated the agreement with the Carmen Group during the fourth quarter of 2008.  For the three months ended March 31, 2009 and 2008, the Company paid the Carmen Group, Inc. $0 and $75,000, respectively, for consulting services.  The consulting service expense is included as a component of sales and marketing expense on the accompanying condensed consolidated statements of operations.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, expansion of our sales, service, engineering and marketing organizations, product development initiatives, changes in the competitive landscape, future financial results, expense control initiatives, changes in and maintenance of our customer base and the potential development of new business, changes in our relationship with Microsoft and related purchase commitment reserve, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our IWS version 3.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or product enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. government as our largest customer, budgetary constraints within the defense and intelligence communities or the redirection of such budgeted funds, new product introductions and product enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, and unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Part I-Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, Part II-Item 1A of this Quarterly Report on Form 10-Q, and in other periodic reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

For the quarter ended March 31 2009, revenue declined approximately 45%, operating loss was approximately $943,000, and basic loss per share was ($0.06), down $0.02 per share, when compared to the ($0.04) loss per share for the quarter ended March 31, 2008.  Revenue relating to our IWS product declined approximately 46% for the quarter ended March 31, 2009 as compared to the same period in 2008, while our development revenue remained flat compared to the same period in 2008.  These results demonstrate the impact of the budgetary constraints within the Department of Defense (“DOD”) that have been in place since 2006.  In addition, the decline in revenue was primarily the result of booking shortfalls in 2008 due largely to Defense Information System Agency (“DISA”) sponsored procurement agendas in prior years.  Even with this decline in revenue, we experienced a modest drop in cash of 4.5% to approximately $6.5 million for the quarter ended March 31, 2009 versus $6.8 million for the year ended December 31, 2008.  The preservation of cash was mostly due to bookings in the quarter that resulted in increased receivables and deferred revenue by approximately 74% and 60%, respectively.  Concurrently, we continued to tighten expense control, with operating expenses decreasing to approximately $1.4 million (including approximately $217,000 in stock based compensation and depreciation expenses) for the quarter ended March 31, 2009 as compared to approximately $1.7 million (including approximately $207,000 in stock based compensation and depreciation expense) for the same quarter in 2008.

On the research and development front, we have made enhancements to InfoWorkSpace augmenting not only its functionality, stability, and scalability but also facilitating its efficiency in supporting critical missions whereby situational awareness, instantaneous reactions, and on-demand responses are warranted. On the sales and services front, we continue to vigorously defend and protect our customer base within the military and intelligence community, where possible, while pursuing new opportunities with various agencies and first responders dealing with the threat of terrorism and natural disasters, as well as emerging commercial applications.  Our sales organization is focusing on developing new opportunities in adjacent markets, strengthening existing partnerships and establishing new relationships with strategic resellers and system integrators.  We believe these enhancements and sales initiatives will better position us to take advantage of new business opportunities. However, competition for the market for multi-media collaboration products, for military and commercial applications, remains high and is expected to further intensify in the future.  We face competitors with more robust financial, marketing, and lobbying resources than we have. As a result, we continue to experience pressure from our competitors and their sponsors with respect to our customer base and, if we are unable to convince a sufficient number of existing and new customers, to adopt or renew our product licenses and service offerings, our financial results would be adversely affected.

We are striving to return to profitability as expeditiously as possible by developing new business through partnerships while balancing prudent investments against tight expense control.  However, we anticipate continued downward pressure on revenue and profitability for the foreseeable future due to the redirections of IT budgets by DISA described above, and the current adverse economic conditions which lengthen the business development and sales cycles.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenue:  Revenue declined 45.4% to approximately $989,000 for the quarter ended March 31, 2009 from approximately $1.8 million for the quarter ended March 31, 2008. This decline in revenue was related to lower sales of our IWS product line, which includes license, maintenance, consulting, training, and product development revenue. As noted above, we believe that the decline in IWS revenue was primarily attributable to the redirection of IT budgets, and delays and reductions of purchases due to the Net-Centric Enterprise Services programs, administered by DISA. Product development revenue was revenue related to customization work performed for customers seeking enhancements to our current product.  Product development revenue remained flat at $15,000 for the quarter ended March 31, 2009 as compared to $16,000 for the quarter ended March 31, 2008.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 53% for the quarter ended March 31, 2009 as compared to approximately 62% for the quarter ended March 31, 2008. The margin decline was due in part to the decline in IWS revenue, which carries certain costs of third-party software that are fixed. In addition, the product development revenue recognized in the first quarter of 2008 was due to the release of reserves after the completion of the audits of our government projects, which carried no associated cost.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 2.2% to approximately $497,000 for the quarter ended March 31, 2009 from approximately $508,000 for the quarter ended March 31, 2008.  This decrease is primarily attributable to a decrease in supplies and consulting expenses, offset in part by an increase in employee related compensation costs.

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses declined by 51.9% to approximately $250,000 for the quarter ended March 31, 2009 from approximately $520,000 for the quarter ended March 31, 2008. The decrease was primarily attributable to a decrease in sales and marketing headcount resulting in a decrease in employee-related compensation costs, travel and consultant expenses.

General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses increased by 13.5% to approximately $612,000 for the quarter ended March 31, 2009 as compared to approximately $539,000 for the quarter ended March 31, 2008, primarily due to an increase in headcount-related costs, professional fees and stock option expense.

Occupancy and Other Facilities-Related Expenses:  Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and sales office located in Sterling, Virginia.  Occupancy costs decreased by 22.9% to approximately $64,000 during the three-month period ended March 31, 2009 as compared to approximately $83,000 for the corresponding period of the previous year.  The decrease in spending was primarily due to a reduction in telephone and insurance expenses.

Interest Income:  Interest income consists of interest income on cash and cash equivalents. Interest income decreased to approximately $15,000 for the three months ended March 31, 2009 from approximately $52,000 for the three-month period ended March 31, 2008. This decrease is due to a decline in interest rates and a lower average cash balance on hand.

Other Expense:  For the quarter ended March 31, 2009, we had other expense of $9,000 compared to other expense of $18,000 for the quarter ended March 31, 2008. This difference results from unrealized losses on short-term investments.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents on hand of approximately $6.5 million.  We incurred a loss from operations of approximately $943,000 for the three months ended March 31, 2009, and a net loss for the quarter of approximately $937,000 as compared to an operating loss of approximately $587,000 and a net loss of approximately $553,000 in the three month period ended March 31, 2008.

We did not invest in property and equipment during the first three months of 2009, compared with $16,000 in purchases during the first three months of 2008.  We did not generate cash from financing activities during the first three months of 2009, compared with $13,000 during the first three months of 2008, which was generated by sales of our common stock via exercises of employee stock options pursuant to our various stock option plans.

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in August 2010. We also have a lease for office space in Sterling, Virginia, for sales and technical support operations.  The lease on our Colorado Springs facility is currently being offered for sublease as we ceased operations there in the fourth quarter of 2007.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $154,000 of which was satisfied during 2008. The amended agreement requires that we make minimum payments of $1.0 million, $1.1 million and $0.5 million during 2009, 2010, and 2011, respectively. As of March 31, 2009, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase commitment reserve remains appropriate. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth. Actual results may differ materially from management’s estimates.

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

In May 2003, after failing to comply with certain continued listing standards for the NASDAQ SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, and the requirement to have a minimum $2.5 million in stockholders’ equity, we received a delisting notification from NASDAQ.  After exercising our right for an appeal of this determination to a NASDAQ Listing Qualifications Panel, the Panel determined to delist our securities from The NASDAQ Stock Market in August 2003. Since then, our common stock has been quoted on the OTC Bulletin Board.  The market value and liquidity of our common stock, as well as our ability to raise additional capital, has been and may continue to be materially adversely affected by this delisting decision.

Operating costs were in line with our expectations for the three months ended March 31, 2009. Operating costs declined 14.3% to approximately $1.4 million for the quarter ended March 31, 2009 as compared to approximately $1.7 million for the quarter ended March 31, 2008. General and administrative expenses were higher and all other areas were lower with the largest decline in sales and marketing. The sales and marketing decline was the result of reducing the use of consultants and a reduction in employee related compensation costs.

Order bookings, which are purchase orders placed by customers, are properly not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order. The changes in the cash balance for the quarter was approximately ($303,000) with cash on hand at the end of the period of approximately $6.5 million. Accordingly, management believes that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months.

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

Item 4.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For factors that could affect our business, results of operation and financial condition, see the discussion of risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes in these risk factors in the period ended March 31, 2009.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit

10.1

Form of Indemnification Agreement with Directors and Executive Officers of Ezenia! Inc. (incorporated herein by reference to Exhibit 10.1 to Ezenia’s Current Report on Form 8-K, filed on April 2, 2009 (File No. 0-25882)

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

EZENIA! INC.
(Registrant)

Date: May 14, 2009	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(principal executive officer)

Date: May 14, 2009	By:	/s/ Kevin M. Hackett
Kevin M. Hackett
Chief Financial Officer and Secretary
(principal financial and accounting officer)