Form 10-Q
period 2009-06-30
EZENIA INC
filed 2009-08-10
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2009 was 14,658,217.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$6,434	$6,774
Accounts receivable, less allowances of $28 at June 30, 2009 and at December 31, 2008	341	771
Prepaid software licenses	910	1,125
Prepaid expenses and other current assets	160	186
Total current assets	7,845	8,856

Deposits	15	15
Equipment and improvements, net	159	243
Total assets	$8,019	$9,114

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$271	$257
Accrued expenses	1,669	1,674
Accrued restructuring	215	287
Accrued employee compensation and benefits	215	150
Deferred revenue	1,760	1,326
Total current liabilities	4,130	3,694

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,417,754 issued and 14,658,217 outstanding at June 30, 2009 and at December 31, 2008	154	154
Capital in excess of par value	65,957	65,586
Accumulated deficit	(59,277)	(57,375)
Treasury stock at cost, 759,537 shares at June 30, 2009 and December 31, 2008	(2,945)	(2,945)
Total stockholders’ equity	3,889	5,420
Total liabilities and stockholders’ equity	$8,019	$9,114

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Product revenue	$888	$1,739	$1,862	$3,532
Product development revenue	19	—	34	16
	907	1,739	1,896	3,548
Cost of revenues
Cost of product revenue	391	676	851	1,364
Cost of product development revenue	8	—	14	—
	399	676	865	1,364

Gross profit	508	1,063	1,031	2,184

Operating expenses
Research and development	462	557	960	1,065
Sales and marketing	284	574	534	1,093
General and administrative	654	712	1,266	1,251
Depreciation	43	61	85	120
Occupancy and other facilities-related expenses	67	79	132	162
Total operating expenses	1,510	1,983	2,977	3,691

Loss from operations	(1,002)	(920)	(1,946)	(1,507)

Interest income	14	40	30	91
Other expense	24	(3)	14	(21)
	38	37	44	70

Net loss	$(964)	$(883)	$(1,902)	$(1,437)

Basic and diluted loss per share:
Basic	$(0.07)	$(0.06)	$(0.13)	$(0.10)
Diluted	$(0.07)	$(0.06)	$(0.13)	$(0.10)
Weighted average common shares:
Basic	14,658,217	14,608,696	14,658,217	14,553,189
Diluted	14,658,217	14,608,696	14,658,217	14,553,189

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net loss	$(1,902)	$(1437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	85	120
Amortization of capitalized software	—	18
Share-based compensation	371	337
Changes in operating assets and liabilities:
Accounts receivable	430	1,292
Prepaid software licenses	215	(399)
Prepaid expenses and other assets	26	108
Accounts payable, accrued expenses, and employee and compensation benefits	2	(92)
Deferred revenue	434	(461)
Net cash (used in) operating activities	(339)	(514)

Investing activities
Purchases of equipment and improvements	(1)	(43)
Net cash used in investing activities	(1)	(43)

Financing activities
Proceeds from stock issued under employee benefit plans	—	13
Net cash provided by financing activities	—	13

Change in cash and cash equivalents	(340)	(544)
Cash and cash equivalents at beginning of period	6,774	9,395
Cash and cash equivalents at end of period	$6,434	$8,851

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Nature of Business and Basis of Presentation

Ezenia! Inc. (“Ezenia”, “we”, “our”, “us”, or the “Company”) operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.  Founded in 1991, we develop and market products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users.  Our products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real-time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

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

Product and software licenses are sold without any contractual right of return by the customer.  Deferred revenue represents amounts received from customers under subscription software licenses, and, maintenance agreements, or for product sales in advance of revenue recognition.  Judgments are required in evaluating the creditworthiness of our customers.  In all instances, revenue is not recognized until we have determined, at the outset of the arrangement that collectability is reasonably assured.  Amounts billed to customers related to shipping and handling charges are recorded upon shipment and the related costs are included in cost of goods sold.

3.  Share-Based Compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires compensation cost to be recognized for equity or liability instruments based on the fair value on the grant date, with expense recognized over the periods that an employee provides service in exchange for the award and requires us to estimate forfeitures at the grant date. Total share-based compensation cost was $187,000 and $189,000 for the three months ended June 30, 2009 and 2008, respectively, and $371,000 and $337,000 for the six months ended June 30, 2009 and 2008, respectively.

A summary of stock option activity under all of our stock option plans for the six months ended June 30, 2009 was as follows:

		Weighted Average
	Number	Exercise Price
	of Shares	Fair Value
Options outstanding, December 31, 2008	3,239,157	$2.52
Granted	875,050	0.09
Exercised	—	—
Canceled	(396,532)	5.09
Options outstanding, March 31, 2009
Granted	42,000	0.16
Exercised	—	—
Canceled	(154,975)	1.63
Options outstanding, June 30, 2009	3,604,700	$1.66
Options exercisable, June 30, 2009	1,787,684	2.72

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

	Six Months Ended June 30,
	2009	2008
Expected volatility	97%-112%	91%-93%
Risk-free interest rate	1.28%-1.76%	1.52%-3.35%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted for the three months ended June 30, 2009 and 2008 was $0.13 and $0.36 per share, respectively. The weighted average estimated fair value of options granted for the six months ended June 30, 2009 and 2008 was $0.07 and $0.44 per share, respectively. We estimated forfeitures related to option grants at an annual rate of 29% for both the three-month and six-month periods ended June 30, 2009 and 2008.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.58 years, amounted to $0.9 million at June 30, 2009.

4.  Research and Development Costs

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, “Accounting for Research and Development Costs,” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”).  SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.  During the quarter ended June 30, 2006, we released version 3.0 of our IWS software product.  In connection with this development effort, a total of $140,000 of costs were capitalized and amortized on a straight-line basis over the estimated economic life of the product, which we determined to be two years.  The carrying value at June 30, 2009 was $0.

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

5.  Nonqualified Deferred Compensation Plan and Fair Value Measurements

In connection with the Company’s nonqualified deferred compensation plan, eligible employees may elect to defer payment of a portion of their compensation. The Company holds these funds in a rabbi trust managed by a third-party trustee and is consolidated within the accompanying financial statements.  As of June 30, 2009 and December 31, 2008, the fair value of the short-term investments was approximately $148,000 and $133,000, respectively, and was classified as cash and cash equivalents.  The corresponding liability is recorded in accrued employee compensation and benefits and is equal to the fair value of the short-term investments.

The short-term investments held in the rabbi trust are reported at fair value using Level 1 inputs (quoted market values), in accordance with SFAS No. 157 “Fair Value Measurements”. The unrealized losses related to the short-term investments held at June 30, 2009 and 2008 are reported as other expense, and changes in the corresponding liability are recorded in general and administrative expense on the accompanying condensed consolidated statements of operations.

6.  Earnings Per Share

We report earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Diluted earnings per share include the effect of dilutive stock options.

Shares used in computing basic and diluted earnings per share for the three months and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic weighted-average shares outstanding	14,658,217	14,608,696	14,658,217	14,553,189
Dilutive impact from outstanding stock options	—	—	—	—
Diluted weighted-average shares outstanding	14,658,217	14,608,696	14,658,217	14,553,189
Outstanding options excluded as impact is anti-dilutive	3,604,700	3,473,177	3,604,7000	3,473,177

7.  Commitments and Contingencies

In December 2007, we completed the closure of our Colorado Springs facility.  We recorded a restructuring charge of $215,000 to cover the expected lease payments of the abandoned facility, net of expected sublease proceeds.  In 2008, we recorded an additional $219,000 charge based on management’s estimates that the facility will remain vacant for several months beyond the point at which it was initially estimated to be subleased due to the weak real estate market.  The space is currently available for subleasing. We estimate that we will have to pay $215,000 net of expected sublease rental over the remaining lease term. Our gross remaining lease obligation, including estimated operating expense, is approximately $375,000.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado Springs facility for the six months ended June 30, 2009 were as follows (in thousands):

Restructuring balance as of January 1, 2009	$287
Cash payments	(39)
Restructuring liability at March 31, 2009	$248
Cash payments	(33)
Restructuring liability at June 30, 2009	$215

We lease our primary facility in Nashua, New Hampshire, under an operating lease which will expire in August 2010. We also have office space in Sterling, Virginia for our sales force under a lease that was recently extended to June 2013.  Future minimum lease obligations at June 30, 2009, under all of these non-cancelable operating leases are approximately $109,000 for the remainder of  2009, $175,000 in 2010, $132,000 in 2011, $35,000 in 2012 and $18,000 in 2013. We estimate sublease rental income for the Colorado Springs facility in the amounts of $13,000 for the remainder of 2009, $83,000 in 2010, and $64,000 in 2011.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $154,000 of which was satisfied during 2008. The amended agreement requires that we make minimum payments of $1.0 million, $1.1 million and $0.5 million during 2009, 2010, and 2011, respectively. As of June 30, 2009, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase commitment reserve that was established during the year ended December 31, 2007 remains appropriate. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth. Actual results may differ materially from management’s estimates.

8. Related-Party Transactions

During 2007, we engaged the Carmen Group, Inc. (the “Carmen Group” as consultants to assist in the development and implementation of a strategy for marketing our products to Federal purchasers within the Department of Defense and appropriate adjacent markets.  The President of the Carmen Group is the son of a member of our Board of Directors.  We terminated the agreement with the Carmen Group during the fourth quarter of 2008.  For the three months and six months ended June 30, 2008, the Company paid the Carmen Group  $75,000 and $150,000, respectively, for consulting services.  The consulting service expense is included as a component of sales and marketing expense on the accompanying condensed consolidated statements of operations.

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

Overview

For the quarter ended June 30, 2009, revenue declined approximately 48% as compared to the same period in 2008, operating loss was approximately $1,002,000, and basic loss per share was ($0.07), down $0.01 per share, when compared to the ($0.06) loss per share for the quarter ended June 30, 2008.  Revenue relating to our IWS product declined approximately 49% for the quarter ended June 30, 2009 as compared to the same period in 2008, while our product development revenue increased to $19,000 for the quarter ended June 30, 2009 with no product development revenue in the same period in 2008.  We continue to feel the negative  impact of the budgetary constraints within the Department of Defense along with increased competitive pressures, most of which are the direct result of the Defense Information System Agency (“DISA”) sponsored procurement agendas in prior years.  Even with this decline in revenue, we only experienced a modest decrease (approximately 5%) in cash on hand from $6.8 million at December 31, 2008 to approximately $6.4 million for the quarter ended June 30, 2009.  The preservation of cash was accomplished through our efforts to collect  accounts receivables and vigilance over expenses. Operating expenses as a percentage of revenue increased to approximately 166% for the quarter ended June 30, 2009 as compared to approximately 114% for the quarter ended June 30, 2008.  While the expense ratios were unfavorable due to the decline of revenue, we continued to focus on expense control, with operating expenses decreasing to approximately $1.5 million (including approximately $230,000 in share-based compensation and depreciation expenses) for the quarter ended June 30, 2009 as compared to approximately $2.0 million (including approximately $250,000 in share-based compensation and depreciation expenses) for the same quarter in 2008.

We continue to concentrate on enhancing our existing collaborative situational awareness product and service offerings. We plan to continue to vigorously defend and reestablish our customer base within the military and intelligence community, by pursuing new opportunities with various agencies and first responders. We also continue our pursuit of opportunities in emerging commercial markets and applications.  Our sales organization is focusing on new sales activities in adjacent markets, re-energizing existing partnerships and fostering new relationships with strategic resellers and system integrators.  This focus is subject to change as the driving influence in our future direction is based on the needs and requirements of our customer base, both current and future, and may be adversely affected by current economic and market conditions.  In particular, competition for the market for multi-media collaboration products, for military and commercial applications, remains highly competitive.

We continue our efforts to return to profitability as expeditiously as possible. We are pursuing new business partnerships while also attempting to balance prudent investments against expense control.  However, despite these efforts,  we anticipate continued downward pressure on revenue due to current adverse economic conditions which lengthen the business development and sales activities on both the federal and commercial segment of our business.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenue:  Revenue declined 48% to approximately $907,000 for the quarter ended June 30, 2009 from approximately $1.7 million for the quarter ended June 30, 2008. We believe that the decline in IWS revenue is primarily attributable to the challenges we face by the delays and redirections of IT budgets of purchases due to the Net-Centric Enterprise Services (the “NCES”) programs, administered by DISA. Product development revenue amounted to $19,000 for the quarter ended June 30, 2009 as compared to $0 for the quarter ended June 30, 2008.  Product development revenue is revenue related to customization work performed for customers seeking enhancements to our current product.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 56% for the quarter ended June 30, 2009 as compared to approximately 61% for the quarter ended June 30, 2008. This decline was due to the decline in IWS revenue, which carries certain costs of third-party software that are fixed.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 17% to approximately $462,000 for the quarter ended June 30, 2009 from approximately $557,000 for the quarter ended June 30, 2008. This decrease is primarily attributable to decreased spending on supplies, consulting expenses and recruiting.

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses declined by 51% to approximately $284,000 for the quarter ended June 30, 2009 from approximately $574,000 for the quarter ended June 30, 2008. The decrease is primarily attributable to a decrease in sales and marketing headcount resulting in a decrease in employee-related compensation costs and consultant expenses.

General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses declined by 8% to approximately $654,000 for the quarter ended June 30, 2009 as compared to approximately $712,000 for the quarter ended June 30, 2008, primarily due to an increase in compensation costs offset by lower consulting and legal expenses.

Occupancy and Other Facilities-Related Expenses:  Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and sales office located in Sterling, Virginia.  Occupancy costs decreased by 15% to approximately $67,000 during the three-month period ended June 30, 2009 as compared to approximately $79,000 for the corresponding period of the previous year.  The decrease in spending was primarily due to a reduction in telephone and insurance expenses.

Interest Income:  Interest income consists of interest income on cash and cash equivalents. Interest income decreased to approximately $14,000 for the three months ended June 30, 2009 from approximately $40,000 for the three-month period ended June 30, 2008. This decrease is due to a decline in interest rates and a lower average cash balance on hand.

Other Expense:  For the quarter ended June 30, 2009, we had other income of $24,000 compared to other expense of $3,000 for the quarter ended June 30, 2008. This difference results from unrealized gains on short-term investments.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenue:  Revenue declined 47% to approximately $1.9 million for the six months ended June 30, 2009 from approximately $3.5 million for the six months ended June 30, 2008.   IWS revenue has declined

due to what we believe is the result of budgetary constraints and uncertainties within the DOD, as well as the redirection of IT purchases due to the NCES programs administrated by DISA. Product development revenue was approximately $34,000 in the first six months of 2009 as compared to approximately $16,000 in the first six months of 2008.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 55% for the six months ended June 30, 2009 as compared to approximately 62% for the six months ended June 30, 2008. This decline was due to the decline in IWS revenue, which carries certain costs of third-party software that are fixed.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 10% to approximately $960,000 for the six months ended June 30, 2009 from approximately $1,065,000 for the six months ended June 30, 2008.  This decline was a result of decreased spending on supplies, recruiting and consulting and was offset by increases in headcount-related costs.

Sales and Marketing:   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses declined by 51%, to approximately $534,000 for the six months ended June 30, 2009 from approximately $1,093,000 for the six months ended June 30, 2008, due to a decline in employee-related compensation costs  and consulting costs.

General and Administrative:   General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses remained essentially unchanged for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, with expenses  of approximately $1,266,000 during the six-month period ended June 30, 2009 as compared to approximately $1,251,000 for the six months ended June 30, 2008. The slight increase in expenses was due to increases in employee-related compensation costs offset by reductions in consulting and IT-related expenses.

Occupancy and Other Facilities-Related Expenses:   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility in Nashua, New Hampshire, and our sales and development office in Sterling, Virginia.  Occupancy costs declined by 19% to approximately $132,000 during the six-month period ended June 30, 2009 as compared to approximately $162,000 for the corresponding period in 2008.  The decline in spending was primarily due to a reduction in telephone and insurance expenses.

Interest Income, net:  Interest income, net consists of interest income on cash, cash equivalents and marketable securities. Interest income, net, declined to approximately $30,000 for the six months ended June 30, 2009 from approximately $91,000 for the six-month period ended June 30, 2008. The decline was due to a reduction in the interest rate during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, along with a lower cash balance.

Other Income (Expense):   Other income (expense) consists primarily of unrealized gains (losses) on short-term investments.  For the six months ended June 30, 2008, we recorded a $21,000 expense while we recorded a gain of $14,000 in the same period of 2009.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents on hand of approximately $6.4 million.  We incurred a loss from operations of approximately $1,002,000 for the three months ended June 30, 2009, and a net loss for the quarter of approximately $964,000. We incurred an operating loss of approximately $1,946,000 and a net loss of approximately $1,902,000 for the six months ended June 30, 2009, as compared to an operating loss of approximately $1,507,000 and a net loss of approximately $1,437,000 for the six months ended June 30, 2008.

In the six-month period ended June 30, 2009, we used cash from operations of approximately $339,000 compared to using cash of approximately $514,000 for the six months ended June 30, 2008.   Cash was generated by decreases in accounts receivable, prepaid expenses and in prepaid software licenses, and increases in accounts payable and deferred revenue. Cash used by operating activities in the six-months ended June 30, 2008 was primarily the result of decreases in accounts receivable and prepaid expenses more than offset by an increase in prepaid software licenses, and decreases in accounts payable and deferred revenue.

We invested approximately $1,000 in property and equipment during the first six months of 2009 and $43,000 in 2008.  We did not generate cash from financing activities during the first six months of 2009, compared with $13,000 during the first six months of 2008, due to proceeds from sales of our common stock via exercise of employee stock options pursuant to our various stock option plans.

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in August 2010. We also have a lease for office space in Sterling, Virginia, for sales and technical support operations, which was recently extended to June 2013. The lease on our Colorado Springs facility is currently being offered for sublease as we ceased operations there in the fourth quarter of 2007.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $154,000 of which was satisfied during 2008. The amended agreement requires that we make minimum payments of $1.0 million, $1.1 million and $0.5 million during 2009, 2010, and 2011, respectively. As of June 30, 2009, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase commitment reserve established during 2007 remains appropriate. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth. Actual results may differ materially from management’s estimates.

We include standard intellectual property indemnification provisions in our licensing agreements in the ordinary course of business. Pursuant to our product license agreements, we will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright, or other intellectual property infringement claims by third parties with respect to our products. Other agreements with our customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. Historically, our costs to defend lawsuits or settle claims relating to such indemnification provisions have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

In May 2003, after failing to comply with certain continued listing standards for the NASDAQ SmallCap Market, including maintaining a minimum bid price of at least $1.00 per share, and the requirement to have a minimum of $2.5 million in stockholders’ equity, we received a delisting notification from NASDAQ.  After exercising our right for an appeal of this determination to a NASDAQ Listing Qualifications Panel, the Panel determined to delist our securities from The NASDAQ Stock Market in August 2003. Since then, our common stock has been quoted on the OTC Bulletin Board.  The market value and liquidity of our common stock, as well as our ability to raise additional capital, has been and may continue to be materially adversely affected by this delisting decision.

Operating costs were in line with our expectations for the six months ended June 30, 2009. Operating costs declined 19% to approximately $3.0 million for the six months ended June 30, 2009 as compared to approximately $3.7 million for the six months ended June 30, 2008. Expenses were lower in  all-areas except for a slight increase in general and administrative expenses, with the largest decline in sales and marketing. The sales and marketing decline was the result of reducing our use of consultants and a reduction in employee related compensation costs.

Order bookings, which are purchase orders placed by customers, are not recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order. Our cash balance decreased approximately $340,000 for the six months ended June 30, 2009 with cash on hand at the end of the period of approximately $6.4 million. Management believes that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months.

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

Item 4.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For factors that could affect our business, results of operation and financial condition, see the discussion of risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes in these risk factors for the period ended June 30, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 26, 2009, at our 2009 Annual Meeting of Stockholders, our stockholders met to consider and vote upon one proposal.  The proposal was to elect two Class II Directors, Ronald L. Breland and John A. McMullen to hold office for a three-year term and until each such Director’s respective successor has been duly elected and qualified.  Results with respect to the voting on this proposal were as follows:

Nominee Ronald L. Breland
Votes for	8,954,230
Withheld	4,218,240

Nominee John A. McMullen
Votes for	8,865,213
Withheld	4,307,257

The terms of office of Gerald P. Carmen, Khoa D. Nguyen and Robert N. McFarland, the other members of our Board of Directors, continued after the Annual Meeting.  In addition, George Q. Stevens was appointed a Class III Director on June 17, 2009.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Kevin M. Hackett, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1**	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2**	Certification of Kevin M. Hackett, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Filed herewith

** Furnished herewith

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.
(Registrant)

Date: August 10, 2009	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(principal executive officer)

Date: August 10, 2009	By:	/s/ Kevin M. Hackett
Kevin M. Hackett
Chief Financial Officer and Secretary
(principal financial and accounting officer)