Form 10-Q
period 2009-09-30
EZENIA INC
filed 2009-11-12
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock as of October 30, 2009 was 14,658,217.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$5,253	$6,774
Accounts receivable, less allowances of $28 at September 30, 2009 and at December 31, 2008	194	771
Prepaid software licenses	1,072	1,125
Prepaid expenses and other current assets	190	186
Total current assets	6,709	8,856

Deposits	15	15
Equipment and improvements, net	162	243
Total assets	$6,886	$9,114

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$226	$257
Accrued expenses	1,754	1,674
Accrued restructuring	228	287
Accrued employee compensation and benefits	233	150
Deferred revenue	1,248	1,326
Total current liabilities	3,689	3,694

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,417,754 issued and 14,658,217 outstanding at September 30, 2009 and December 31, 2008	154	154
Capital in excess of par value	66,129	65,586
Accumulated deficit	(60,141)	(57,375)
Treasury stock at cost, 759,537 shares at September 30, 2009 and December 31, 2008	(2,945)	(2,945)
Total stockholders’ equity	3,197	5,420
Total liabilities and stockholders’ equity	$6,886	$9,114

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Product revenue	$794	$1,680	$2,656	$5,211
Product development revenue	25	65	59	82
	819	1,745	2,715	5,293
Cost of revenues
Cost of product revenue	260	663	1,111	2,027
Cost of product development revenue	10	6	24	6
	270	669	1,135	2,033

Gross profit	549	1,076	1,580	3,260

Operating expenses
Research and development	454	533	1,414	1,598
Sales and marketing	293	565	827	1,658
General and administrative	603	497	1,869	1,748
Depreciation	33	45	118	165
Occupancy and other facilities-related expenses	67	82	199	244
Restructuring charge	—	101	—	101
Total operating expenses	1,450	1,823	4,427	5,514

Loss from operations	(901)	(747)	(2,847)	(2,254)

Interest income	10	37	40	129
Other income (expense)	27	(38)	41	(60)
	37	(1)	81	69

Net loss	$(864)	$(748)	$(2,766)	$(2,185)

Basic and diluted loss per share:
Basic	$(0.06)	$(0.05)	$(0.19)	$(0.15)
Diluted	$(0.06)	$(0.05)	$(0.19)	$(0.15)
Weighted average common shares:
Basic	14,658,217	14,608,696	14,658,217	14,641,891
Diluted	14,658,217	14,608,696	14,658,217	14,641,891

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(2,766)	$(2,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118	165
Amortization of capitalized software	—	18
Share-based compensation	543	487
Changes in operating assets and liabilities:
Accounts receivable	577	1,976
Prepaid software licenses	53	46
Prepaid expenses and other assets	(4)	74
Accounts payable, accrued expenses, and employee and compensation benefits	73	(275)
Deferred revenue	(78)	(1,569)
Net cash used in operating activities	(1,484)	(1,263)

Investing activities
Purchases of equipment and improvements	(37)	(45)
Net cash used in investing activities	(37)	(45)

Financing activities
Proceeds from stock issued under employee benefit plans	—	13
Net cash provided by financing activities	—	13

Change in cash and cash equivalents	(1,521)	(1,295)
Cash and cash equivalents at beginning of period	6,774	9,395
Cash and cash equivalents at end of period	$5,253	$8,100

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

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenue and expenses during the reported period.  Actual results could differ materially from these estimates.  The accounting policies applied are consistent with those disclosed in Note 2 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. We evaluated all events or transactions that occurred after September 30, 2009  through November 10, 2009.  During this period no material subsequent events came to our attention.

2.  Revenue Recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, and consulting.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year. Revenue from IWS training, installation, and consulting services is recognized as the services are performed because we believe we have established vendor specific objective evidence of fair value based on the price charged when the services are sold separately.

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

Product and software licenses are sold without any contractual right of return by the customer.  Deferred revenue represents amounts received from customers under subscription software licenses and maintenance agreements, or for product sales in advance of revenue recognition.  Judgments are required in evaluating the creditworthiness of our customers.  In all instances, revenue is not recognized until we have determined, at the outset of the arrangement, that collectability is reasonably assured.  Amounts billed to customers related to shipping and handling charges are recorded upon shipment and the related costs are included in cost of goods sold.

3.  Share-Based Compensation

We account for share-based compensation as costs to be recognized for equity or liability instruments based on the fair value on the grant date, with expense recognized over the periods that an employee provides service in exchange for the award and requires us to estimate forfeitures at the grant date. Total share-based compensation cost was $172,000 and $149,000 for the three months ended September 30, 2009 and 2008, respectively, and $543,000 and $487,000 for the nine months ended September 30, 2009 and 2008, respectively.  In July 2009, the Company granted 64,000 options to non-employees.  The expense related to these options is immaterial, and is included in general and administrative expense on the accompanying statements of operations.

A summary of stock option activity under all of our stock option plans for the nine months ended September 30, 2009 is as follows:

		Weighted Average
	Number	Exercise Price
	of Shares	Fair Value
Options outstanding, December 31, 2008	3,239,157	$2.52
Granted	875,050	0.09
Exercised	—	—
Canceled	(396,532)	5.09
Options outstanding, March 31, 2009
Granted	42,000	0.16
Exercised	—	—
Canceled	(154,975)	1.63
Options outstanding, June 30, 2009
Granted	144,000	0.18
Exercised	—	—
Canceled	(136,375)	2.19
Options outstanding, September 30, 2009	3,612,325	$1.58
Options exercisable, September 30, 2009	1,767,565	2.67

We estimate the fair value of each option award issued under our stock option plans on the date of grant using the Black-Scholes-based option-pricing model that uses the assumptions noted in the below table.  Expected volatilities are based on historical volatility of our common stock.  We base the expected term of the options on our historical option exercise data with a minimum life expectancy equal to the vesting period of the option.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of the grant for a term closest to the expected life of the options.

	Nine Months Ended September 30,
	2009	2008
Expected volatility	111%-126%	70%-93%
Risk-free interest rate	1.28%-1.76%	1.52%-3.35%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted for the three months ended September 30, 2009 and 2008 was $0.14 and $0.19 per share, respectively. The weighted average estimated fair value of options granted for the nine months ended September 30, 2009 and 2008 was $0.08 and $0.38 per share, respectively. We estimated forfeitures related to option grants at an annual rate of 29% for both the three-month and nine-month periods ended September 30, 2009 and 2008.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized equity-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.46 years, amounted to $756,000 at September 30, 2009.

4.  Research and Development Costs

Costs that are incurred internally in researching and developing computer software products are charged to expense until technological feasibility has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.  Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to manufacturing.  With the exception of IWS version 3.0 released in 2006, costs incurred after technological feasibility have historically not been material, and accordingly, were expensed when incurred.

5.  Nonqualified Deferred Compensation Plan and Fair Value Measurements

In connection with our nonqualified deferred compensation plan, eligible employees may elect to defer payment of a portion of their compensation. We hold these funds in a rabbi trust managed by a third-party trustee, and such funds are consolidated within the accompanying financial statements.  As of September 30, 2009 and December 31, 2008, the fair value of the short-term investments was approximately $174,000 and $133,000, respectively, and is classified as cash and cash equivalents.  The corresponding liability is recorded in accrued employee compensation and benefits.

The short-term investments held in the rabbi trust are reported at fair value using Level 1 inputs (quoted market values). The unrealized losses related to the short-term investments held at September 30, 2009 and 2008 are reported as other expenses, and changes in the corresponding liability are recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations.

6.  Earnings Per Share

Shares used in computing basic and diluted earnings per share for the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted-average shares outstanding	14,658,217	14,608,696	14,658,217	14,641,891
Dilutive impact from outstanding stock options	—	—	—	—
Diluted weighted-average shares outstanding	14,658,217	14,608,696	14,658,217	14,641,891
Outstanding options excluded as impact is anti-dilutive	3,612,325	3,417,250	3,612,325	3,417,250

7.  Commitments and Contingencies

In December 2007, we completed the closure of our Colorado Springs facility.  We recorded a restructuring charge of $215,000 to cover the expected lease payments of the abandoned facility, net of expected sublease proceeds.  In 2008, we recorded an additional $219,000 charge based on management’s estimates that the facility would remain vacant for several months beyond the point at which it was initially estimated to be subleased due to the weak real estate market.  We previously estimated that we will have to pay $215,000 net of an expected sublease rental over the remaining lease term. Our gross remaining lease obligation, including estimated operating expense, is approximately $396,000.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado Springs facility for the nine months ended September 30, 2009 were as follows (in thousands):

Restructuring balance as of January 1, 2009	$287
Cash payments	59
Restructuring liability at September 30, 2009	$228

We lease our primary facility in Nashua, New Hampshire, under an operating lease which will expire in August 2010. We also have office space in Sterling, Virginia, for our sales force under a lease that was recently extended to June 2013.  Future minimum lease obligations at September 30, 2009, under all of these non-cancelable operating leases are approximately $90,000 for the remainder of 2009, $178,000 in 2010, $132,000 in 2011, $35,000 in 2012 and $18,000 in 2013. We estimate sublease rental income for the Colorado Springs facility in the amounts of $13,000 for the remainder of 2009, $83,000 in 2010, and $64,000 in 2011.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $154,000 of which was satisfied during 2008. The amended agreement requires that we make minimum payments of $1.0 million, $1.1 million and $0.5 million during 2009, 2010, and 2011, respectively. As of September 30, 2009, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase commitment reserve that was established during the year ended December 31, 2007, remains appropriate. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth. Actual results may differ materially from management’s estimates.

8. Related-Party Transactions

During 2007, we engaged the Carmen Group, Inc. (the “Carmen Group”) as consultants to assist in the development and implementation of a strategy for marketing our products to Federal purchasers within the Department of Defense and appropriate adjacent markets.  The President of the Carmen Group is the son of a member of our Board of Directors.  We terminated the agreement with the Carmen Group during the fourth quarter of 2008.  For the three months and nine months ended September 30, 2008, the Company paid the Carmen Group $75,000 and $225,000, respectively, for consulting services.  The consulting service expense is included as a component of sales and marketing expenses on the accompanying condensed consolidated statements of operations.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, initiatives, product development initiatives, changes in the competitive landscape, business and industry trends, future financial results, expense control initiatives, changes in and maintenance of our customer base and the potential development of new business, changes in our relationship with Microsoft and related purchase commitment reserve, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our IWS version 3.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or product enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. government as our largest customer, budgetary constraints within the defense and intelligence communities or the redirection of such budgeted funds, new product introductions and product enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, and unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Part I-Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, Part II-Item 1A of this Quarterly Report on Form 10-Q, and in other periodic reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

For the quarter ended September 30, 2009, revenue declined approximately 53% or $926,000 from $1,745,000 to $819,000 for the same period in 2008, operating loss was approximately $901,000, and basic loss per share was ($0.06), up $0.01 per share, when compared to the ($0.05) loss per share for the quarter ended September 30, 2008.  Revenue relating to our IWS product declined approximately 53% for the quarter ended September 30, 2009 as compared to the same period in 2008, while our product development revenue decreased 62% for the quarter ended September 30, 2009 as compared to the same period in 2008.  We continue to feel the negative impact of the budgetary constraints within the Department of Defense (“DOD”) as well as experiencing delays to several major project opportunities that we have been pursuing.  In addition, the previously established Defense Information System Agency’s (“DISA”) initiative continues to adversely impact our sales of new and renewal licenses. Operating expenses for the quarter ended September 30, 2009 totaled $1,450,000, a decline of $373,000 or 20% from the quarter ended September 30, 2008.  While operating expenses as a percentage of revenue increased due to the significant decline of revenue, we continue to focus on expense control. Operating expenses decreased to approximately $1.45 million (including approximately $205,000 in share-based compensation and depreciation expenses) for the quarter ended September 30, 2009 as compared to approximately $1.8 million (including approximately $193,000 in share-based compensation and depreciation expenses) for the same quarter in 2008.

We continue to concentrate on enhancing our existing collaborative situational awareness product and service offerings. We continue to defend and reestablish our customer base within the military and intelligence community, by pursuing new opportunities with various agencies and first responders.  Our sales organization, advisors and partners are focusing on new sales activities in adjacent markets, re-energizing existing partnerships and fostering new relationships with strategic resellers and system integrators.  Competition for the market for multi-media collaboration products, for military and commercial applications, remains highly competitive and has been negatively impacted by current economic and market conditions.

Our goal is to return to profitability as expeditiously as possible, while balancing prudent investments against expense control.  We anticipate continued downward pressure on revenue due to current adverse economic conditions which have lengthened the business development and sales activities on both the federal and commercial segments of our business.

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenue:  Revenue declined 53% to approximately $819,000 for the quarter ended September 30, 2009 from approximately $1.7 million for the quarter ended September 30, 2008. We believe that the decline in IWS revenue is primarily the result of budgetary constraints and uncertainties within the DOD, as well as the redirection of internal technology (“IT”) purchases due to the Net-Centric Enterprise Services (the “NCES”) programs, administered by DISA. Product development revenue amounted to $25,000 for the quarter ended September 30, 2009 as compared to $65,000 for the quarter ended September 30, 2008.  This revenue in 2008 was primarily attributable to our completion of the audits of our development projects for the years 2004 through 2007 and the release of associated revenue-related reserves.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit, as a percentage of revenue, was approximately 67% for the quarter ended September 30, 2009 as compared to approximately 62% for the quarter ended September 30, 2008. This 5% increase in gross profit percentage was primarily due to the decline in costs of third-party software licenses.

Research and Development:  Research and development expense includes payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 15% to approximately $454,000 for the quarter ended September 30, 2009 from approximately $533,000 for the quarter ended September 30, 2008. This decrease is primarily attributable to decreased spending on consulting expenses and employee-related compensation costs.

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs, as well as advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses declined by 48% to approximately $293,000 for the quarter ended September 30, 2009 from approximately $565,000 for the quarter ended September 30, 2008. The decrease is primarily attributable to a decrease in sales and marketing headcount resulting in a decrease in employee-related compensation costs and consultant expenses and exercised travel expense control.

General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses increased by 21% to approximately $603,000 for the quarter ended September 30, 2009 as compared to approximately $497,000 for the quarter ended September 30, 2008, primarily due to an increase in employee-related compensation costs and deferred compensation costs which is the result of stock market gains.

Occupancy and Other Facilities-Related Expenses:  Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our facilities.  Occupancy costs decreased by 18% to approximately $67,000 during the three-month period ended September 30, 2009 as compared to approximately $82,000 for the corresponding period of the previous year.  The decrease in spending was primarily due to a reduction in operating expenses.

Interest Income:  Interest income consists of interest income on cash and cash equivalents. Interest income decreased to approximately $10,000 for the three months ended September 30, 2009 from approximately $37,000 for the three-month period ended September 30, 2008. This decrease is due to a decline in interest rates and a lower average cash balance on hand.

Other Expense:  For the quarter ended September 30, 2009, we had other income of $27,000 compared to other expense of $38,000 for the quarter ended September 30, 2008. The decrease is a result of unrealized gains on short-term investments.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenue:   Revenue declined 49% to approximately $2.7 million for the nine months ended September 30, 2009 from approximately $5.3 million for the nine months ended September 30, 2008.   We believe that the continued decline in IWS revenue is primarily the result of budgetary constraints, uncertainties and delays within the DOD. We also believe that the redirection of IT purchases due to the NCES programs administrated by DISA continues to negatively impact our revenue initiatives. Product development revenue was approximately $59,000 in the first nine months of 2009 as compared to approximately $82,000 in the first nine months of 2008. This revenue in 2008 was primarily attributable to our completion of the audits of our development projects for the years 2004 through 2007 and the release of associated revenue-related reserves.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 58% for the nine months ended September 30, 2009 as compared to approximately 62% for the nine months ended September 30, 2008. This decline was due to the decline in IWS revenue, while certain costs remained fixed.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development.

Research and development expenses declined by 12% to approximately $1,414,000 for the nine months ended September 30, 2009 from approximately $1,598,000 for the nine months ended September 30, 2008.  This decline was a result of expense control on supplies, recruiting and consulting costs.

Sales and Marketing:   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses declined by 50%, to approximately $827,000 for the nine months ended September 30, 2009 from approximately $1.7 million for the nine months ended September 30, 2008, due to a decline in employee-related compensation costs the result of fewer sales people, a reduction in consulting costs, specifically the Carmen Group, and other cost containment practices.

General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses increased 7% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, with expenses of approximately $1.9 million during the nine-month period ended September 30, 2009 as compared to approximately $1.7 million for the nine months ended September 30, 2008. The increase in expenses was due to increases in employee-related compensation costs and deferred compensation costs which are the result of stock market gains.

Occupancy and Other Facilities-Related Expenses:   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility in Nashua, New Hampshire, and our sales and development office in Sterling, Virginia.  Occupancy costs declined by 18% to approximately $199,000 during the nine-month period ended September 30, 2009 as compared to approximately $244,000 for the corresponding period in 2008.  The decline in spending was primarily due to a reduction in operating expenses.

Interest Income, net:  Interest income, net consists of interest income on cash, cash equivalents and marketable securities. Interest income, net, declined to approximately $40,000 for the nine months ended September 30, 2009 from approximately $129,000 for the nine-month period ended September 30, 2008. The decline was due to a reduction in the interest rate during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, along with a lower cash balance.

Other Income (Expense):   Other income (expense) consists primarily of unrealized gains (losses) on short-term investments.  For the nine months ended September 30, 2008, we recorded $60,000 in expense while we recorded a gain of $41,000 in the same period of 2009.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents on hand of approximately $5.3 million.  We incurred a loss from operations of approximately $901,000 for the three months ended September 30, 2009, and a net loss for the quarter of approximately $864,000. We incurred an operating loss of approximately $2.8 million and a net loss of approximately $2.8 million for the nine months ended September 30, 2009.

In the nine-month period ended September 30, 2009, we used cash from operations of approximately $1.5 million compared to using cash of approximately $1.3 million for the nine months ended September 30, 2008.   The cash used in operations for 2009 is primarily a result of the net loss and a reduction in deferred revenue, offset by decreases in accounts receivable, prepaid software licenses, and increases in accounts payable. We invested approximately $37,000 in property and equipment and did not generate cash from financing activities during the first nine months of 2009.

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in August 2010. We also have a lease for office space in Sterling, Virginia, for sales and technical support operations, which was recently extended to June 2013.   We ceased operations at our Colorado Springs facility in the fourth quarter of 2007 and no longer occupy those premises.  We have initiated discussions with the landlord and its representatives to negotiate a settlement of the remaining liability under the lease.  We can make no assurances regarding the outcome of these discussions or the timing of any future payments with respect to this lease.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $154,000 of which was satisfied during 2008. The amended agreement requires that we make minimum payments of $1.0 million, $1.1 million and $0.5 million during 2009, 2010, and 2011, respectively. As of September 30, 2009, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase commitment reserve established during 2007 remains appropriate. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth. Actual results may differ materially from management’s estimates.

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

Operating costs were in line with our expectations for the nine months ended September 30, 2009. Operating costs declined 20% to approximately $4.4 million for the nine months ended September 30, 2009 as compared to approximately $5.5 million for the nine months ended September 30, 2008. Expenses were lower in all-areas except for a slight increase in general and administrative expenses, with the largest decline in sales and marketing. The sales and marketing decline was the result of reducing our use of consultants and a reduction in employee-related compensation costs.

Order bookings, which are purchase orders placed by customers, are not recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order. Our cash balance decreased approximately $1.5 million for the nine months ended September 30, 2009 with cash on hand at the end of the period of approximately $5.3 million. Management believes that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months.

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

Item 4.       Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For factors that could affect our business, results of operation and financial condition, see the discussion of risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes in these risk factors for the period ended September 30, 2009.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Kevin M. Hackett, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification Certification of Kevin M. Hackett, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

EZENIA! INC.

(Registrant)

Date: November 12, 2009	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(principal executive officer)

Date: November 12, 2009	By:	/s/ Kevin M. Hackett
Kevin M. Hackett
Chief Financial Officer and Secretary
(principal financial and accounting officer)