Form 10-K
period 2009-12-31
EZENIA INC
filed 2010-03-31
CIK 943894

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2009 was $2,931,643 (computed by reference to the price at which the Registrant’s common stock was last sold on the OTC Bulletin Board on June 30, 2009).

The number of shares outstanding of the Registrant’s common stock as of March 30, 2010 was 14,658,217.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III hereof. With the exception of the portion of such Proxy Statement that is expressly incorporated herein, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

Ezenia! Inc.

2009 Form 10-K Annual Report

The Company’s trademarks include Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad, and Encounter.   All other trademarks referred to in this document are the property of their respective companies.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ materially from those set forth in the forward-looking statements.  Certain factors that might cause such a difference are discussed in this report, including in Item 1A “Risk Factors” beginning on page 8.

ITEM 1. BUSINESS

Founded in 1991, Ezenia! Inc., a Delaware corporation (“Ezenia”, “we”, or the “Company”), develops and markets products that enable organizations to provide technically advanced high-quality group communication to commercial, governmental, consumer and institutional users. Our products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, or keyboard-to-keyboard flexibly, securely and in real time. Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in an extremely secure manner using advanced technology for both network security and data encryption.

We offer one of the most comprehensive commercially available lines of group communication products.  Our InfoWorkSpace software product enables voice communication, secure messaging, white boarding, virtual workspaces, and JPEG-based video across a wide range of networks including local area networks, and wide area networks.  Furthermore, because our products are well suited for operating from small enclave environments to large multi-locations on public networks, they can be deployed with relative ease at small sites or in locations with a large number of users.  Users can be virtually anywhere on the planet so long as they have network access.

We sold InfoWorkSpace and related services to customers in the federal government, mostly in the Department of Defense (“DoD”) and the intelligence community (“IC”), either directly, or in many instances, in partnership with the premier defense contractors and/or integrators.  We believe that it is in our interest to leverage these partnerships with well-established contractors and/or integrators to further expand the deployment and provide the support of InfoWorkSpace in large-scale opportunities.

Company Background and Evolution — True Collaboration versus Videoconferencing

In 1991, Ezenia, known at the time as VideoServer, designed, developed, manufactured, and sold Multipoint Control Systems or Units (“MCS” or “MCU”) for both the circuit-oriented, Integrated Services Digital Network based and packet-switched, Internet Protocol-based videoconferencing applications. Our MCS was unique at the time with its PC-based, flexible hardware design approach and system configurations, leveraging commercial off-the-shelf base operating systems.  At that time, traditional videoconferencing vendors concentrated mostly on the development of more and more sophisticated, standard-based endpoints to be used in point-to-point videoconferencing.  We focused our business, not on the endpoints, but on systems deployed in the infrastructure backroom, to enable three or more sites or parties involved in videoconferencing to properly communicate among themselves, by switching video sources based on audio processing of current and immediately preceding speakers. Our technical advantages were derived by masking and compensating for incompatibilities between endpoints from different manufacturers, algorithmic transcoding, compensation for different bandwidth requirements, and simultaneous multi-windowed video arrangements on the monitor known as “Hollywood Squares,” just to name a few.

In the late 1990’s, we fully realized the limitations and narrow applications of our videoconferencing products which, among many deficiencies, were monolithic, required highly specialized support and services, stood apart from the normal office environment that most information workers were accustomed to, and did not provide a solution to the need to truly collaborate and disseminate information in real time.  Contrary to how most videoconferencing vendors would like to indoctrinate potential customers, video — in particular talking heads as in the case of most video conferences — was and is, now more than ever, far from being the “piece de resistance” of true, meaningful real-time collaboration. Furthermore, its monolithic approach, whereby you either get a successful videoconference session or get nothing, relegates all other more critical collaboration activities second to video talking heads.  Most importantly, the lack of presence awareness detection and the inability to leverage the web for ease of access, prevent flexible, on-demand, free-flowing collaboration sessions whereby participants can come, go, or be invited at will.

In March 2001, we completed the first phase of our transformation with the acquisition of the InfoWorkSpace business from General Dynamics.  As an application solution and technology built on top of Placeware’s (see “Third-Party Technology” below) web conferencing technology, InfoWorkSpace:

•      Allows users to be aware of the online presence of colleagues, enables true multimedia collaboration sessions starting with the simplest secure information messaging (keyboard-to-keyboard) and expanding to the most complex all-encompassing (mouse-to-mouse) sharing and dissemination of mission critical information simultaneously with in-session, super-imposed audio conferencing and/or JPEG-based video;

•      Leverages commercially off-the-shelf base operating systems such as the Windows and Solaris platforms;

•      and

•      Fits into the virtual office environment with which most information workers are familiar.

We believe that the use and growth of real-time collaborative technologies within commercial or governmental enterprises, while still early in their adoption curve, are increasing.  The investment in information and collaborative technologies helps customers flatten their organizations, improve enterprise wide communication, shorten the decision-making process, and facilitate real-time reactions to critical issues.  Rather than just providing access to inert data stored on a server, the goal today is to find ways to enable information workers to collaborate and share their expertise to derive knowledge from databases in real-time and in a secure environment.  Collaborative technologies are about creating informational value through better, faster and more efficient human interaction and cooperation, not just more data.  Businesses and governmental organizations today need solutions that make it easier for people to work together, share information and expertise, coordinate activities across departments, networks, agencies, building complexes, facilities spread all over the country, and field deployments around the world.

As a result, we intend to concentrate our product development efforts on technical advancements that allow users to convey critical information that must be delivered and that ensures security to our customers.

Products

Our expertise is in developing products that deliver highly secure and flexible support for informational collaboration, in-session audio conferencing, and video streaming capabilities across a wide range of platforms.  Our products have been designed with a scalable, modular architecture to give customers the flexibility to add capacity, processing power, and conferencing features as the customer network and application requirements grow. Using a common set of hardware and software building blocks, customers can choose from a wide range of product configurations that differ in capacity, price, network connectivity and features, all of which share the same operating software user interface. Products may be configured for use in customer premises or environments, or may be configured with specialized packaging for use in a telephone carrier’s central office setting. We believe a key differentiator for our products is the built-in robust security features, which allows them to be installed in some of the highest clearance and security sites in the market.

InfoWorkSpace

InfoWorkSpace is a comprehensive suite of collaboration applications designed to allow any organization to more efficiently communicate, particularly when attempting to work as, and within, a group.  From an overall perspective, InfoWorkSpace, when used effectively can reduce or even eliminate dependency on travel, traditional video conferencing, traditional audio conferencing and the phone, and even e-mail and file servers.  Essentially, InfoWorkSpace presents and enables a corporate campus or enterprise whose resources can be accessed by an information worker through his or her own desktop or laptop PC.  Users can browse through the virtual campus, facility, or building to locate the room to be used for a meeting, or just pick the needed contact(s) and initiate the meeting with the click of the mouse.

Our customers, including the U.S. intelligence community, the U.S. Joint Forces Command, and various branches of the U.S. Armed Forces including the Marines, Navy, Air Force and Army, have leveraged the flexibility of InfoWorkSpace to aid in a myriad of missions.  From daily mission briefs to medevac procedures in Afghanistan to operational support in Iraq, InfoWorkSpace has increasingly become a vital part of the U.S. defense network.  The stability, scalability and security of InfoWorkSpace allow our customers to depend on our software to complete mission-critical assignments and save lives in some of the world’s most dangerous areas.

At a basic level, InfoWorkSpace is a cross-platform solution in a box, supporting both UNIX and Windows-based operating systems. A standard software suite comes complete with our server software package, database, application server, and user directory along with a number of ancillary add-ons. This suite provides a self-sufficient workgroup environment for a user base of up to several hundred and even thousands of users. However, with a few simple system configurations, InfoWorkSpace servers can be federated in such a way that multiple servers can trust one another in order to support collaboration across an enterprise with an even larger audience of participants.

InfoWorkSpace security infrastructure is built upon the best practices that have been in use in operating systems for decades.  Much like a UNIX administrator can restrict access to a directory or even a file to a limited set of users, InfoWorkSpace administrators can lock rooms down to prevent users from seeing sensitive data that is outside their area of responsibility. Permission-based access allows administrators to finely tune a user’s access profile to the file level.  Data can be encrypted using standard SSL protocols and access can be controlled with PKI and X.509 certificates; our PKI/PKE implementation has been certified by the Joint Interoperability Test Center (JITC) in Fort Huachuca, Arizona.  All data within the application can be audited and searched for specific words or patterns of words.  InfoWorkSpace provides a high level of security capabilities and an audit safety net to capture any breaches that may arise from human errors.

The stability, scalability, flexibility and security capabilities of InfoWorkSpace are critically important for our customers, but the true power of InfoWorkSpace is in its collaboration applications.  Users can participate in an interactive conference with absolutely no set up procedures.  This is a significant leap forward from where the industry was just a few years ago, using videoconferences as the only interactive medium.  InfoWorkSpace eliminates the need to have a heavy piece of hardware at each terminal point of collaboration, to schedule a conference with a bridge operator, or to have a whole new network infrastructure to support an interactive conferencing capability.  Information workers, once logged into InfoWorkSpace, can initiate a conference by going to a virtual room and inviting the participants as needed.  Rooms are either pre-defined or created on demand as needs dictate. Once inside a room, either by joining or being invited into a session, participants can have an audio conference straight from the software. With InfoWorkSpace, no set up is required and no additional cost is incurred.  Participants even can be in multiple rooms at the same time, offering a more productive virtual environment than in the physical world. Participants can share and work on documents from the file cabinet associated with a room. Users can have an interactive whiteboard session and save the results. Users also can manage their calendars and participate in message boards and save that information to the server where they can access it at any time from any place.

A high-level summary of InfoWorkSpace features and functions is listed below:

•    Information messaging, in a one-to-one arrangement, in a conference environment, or in multiple combinations of one-on-one and/or conference environments;

•    Audio conversation and conferencing, in a one-to-one arrangement, in a conference environment, or in multiple combinations of one-on-one and/or conference environments;

•    Interactive whiteboard which all users can see and modify in real time;

•    Application sharing which allows the screen view of any application on any desktop or laptop PC of any information worker to be broadcasted to all other participants;

•    Secure file cabinet, from which permission-based access allows for documents to be stored, retrieved, and monitored at any time from any place;

•    EZinFORM, a forms manager designed for an agency to document a task order where multiple sites and people are deployed on a mission that requires rapid updates to critical events;

•    EZinCMD, a unit commander can consolidate views and people into a critical command and control battlefield situation for rapid response;

•    Multi-Level security allows users of one security level to have real-time collaboration sessions with users at another security level with the use of the DIA-certified Information Support Server Environment (ISSE) Guard;

•    SSL and PKI encryption, which, when configured, renders traffic secure across the wire;

•    Full system auditing, which allows all data and actions to be audited and searchable;

•    Informal meetings, a lightweight application that provides all interactive capabilities;

•    Virtual campuses, buildings, offices and persistent meetings, a robust all encompassing application that provides rich, secure, scalable, real-time collaborative capabilities and recreates the office environment with facilities like file cabinet, document storage and retrieval message board, calendaring, etc.; and

•    Virtual auditorium-style meetings with geographically dispersed presenter panels and large audiences, coupled with fully functional multimedia presentations and recordings, including in-band audio, as well as seating control and assignment, private sidebar discussions, moderator control, audience Q&A sessions, etc.

Market and Channels

We market our InfoWorkSpace products and related services to customers within the U.S. federal government, primarily to the DoD and to the intelligence community worldwide. We also provide these products and services to the defense and intelligence organizations of foreign allies of the U. S. government.

InfoWorkSpace products and services are licensed on an annual subscription and renewal basis, during which software updates and basic technical support are included as part of base offerings. Enhanced service offerings are also offered in a subscription model. Training, installation, and customization are sold on an “as needed” basis.

The worldwide government marketplace is best understood as a matrix of customers, sales vehicles (contracts), and sales channels.  We employ a sales model which is an analog to this government market matrix. InfoWorkSpace products and related services are available to specific segments of the government, using various vehicles, including our GSA Schedule, and multiple channels both directly, with our own sales force, and indirectly with partners such as General Dynamics, Harris Corporation, Science and Applications International Corporations, and Northrop Grumman, among others.

During the year ended December 31, 2009, approximately 73% of our sales of InfoWorkSpace and related services were through our indirect channels. Our top end-user customers for InfoWorkSpace products and related services in 2009 were the Armed Forces, and intelligence, and security agencies. Sales to these customers accounted for approximately 56%, 16% and 5%, respectively, of total revenue in 2009.

We conduct our sales and marketing activities from our principal offices in Nashua, New Hampshire, and Sterling, Virginia.

Research and Product Development

We believe that our future success depends on our ability to continue to enhance and expand our existing enterprise collaboration products and to develop new products that maintain our technology leadership. We have invested and will continue to invest in the development of products and core technologies while also leveraging the integration of “best-of-breed” software components through strategic partnerships. Extensive product development input is obtained via direct feedback from end-users and suggested improvements from strategic partners and resellers.  We carefully monitor the migration of industry standards and remain committed to developing products utilizing such standards.  This includes the development of interoperable collaboration products to meet either industry needs and/or DoD-driven interoperability criteria, while maintaining a keen focus on the security aspects of enterprise collaboration, including solutions in the web conferencing arena.

As of December 31, 2009, our research and development staff consisted primarily of software engineers augmented with U.S.-based and U.S.-citizen software contractors. Many of our software engineers carry either secret or top-secret levels of security clearance. Our research and development expenditures were approximately $1.7 million and $2.1 million in 2009 and 2008, respectively, representing approximately 49% and 32% of revenue, respectively.

Costs that are incurred internally in researching and developing computer software products are charged to expense until technological feasibility has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to manufacturing.  With the exception of InfoWorkSpace version 3.0 released in 2006, costs incurred after technological feasibility have historically not been material, and accordingly, were expensed when incurred.

Customer Support and Service

We provide technical support and services to our resellers and direct customers. A high level of continuing service and support is critical to our objective of developing long-lasting relationships with customers and partners. Our partners and resellers offer a broad range of support including installation, maintenance and on-site and headquarters-level technical support of products to their end-user customers. We provide a comprehensive service program, including problem management, training, diagnostic tools, software updates and upgrades, as well as spare parts programs to facilitate and supplement the efforts of our partners and resellers.

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

Third-Party Technology

We license technology from third-parties, including software which is integrated with internally developed software, and used in our products to perform key functions.  There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all.  In particular, in April 2007 we entered into a new agreement with Microsoft Corporation, with an effective date of January 1, 2007, to extend an existing software distribution license agreement through December 2008. This agreement was subsequently amended to, among other things, extend the payment terms through June 2011. The software distribution license agreement allows us to integrate Microsoft’s Live Communication software into our InfoWorkSpace product line.

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

Even though our business primarily focuses on the real-time synchronous, client-server, customer-premise market segment within the government, depending upon the possible perspectives, various vendors could be considered as likely competitors, including Adobe, Cisco, EMC, IBM, and Oracle, in this intensely contested market segment.

Many of these companies, as well as other current and potential competitors, have substantially greater financial, technical, and sales and marketing resources than we do. If we are unable to retain our existing customers in the U.S. government, or are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt our InfoWorkSpace collaborative software product over alternative technologies marketed by our competitors, our financial results will suffer, through price reductions and loss of market share.

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

Proprietary Rights

We rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our intellectual property rights. We believe that, because of the rapid pace of technological change in the data communications and telecommunications industries, intellectual property protection for our products is only one factor in our success, complementing the knowledge, abilities and experience of our employees, the frequency of our product enhancements, our relationships with our partners, our relationships with our customers and their satisfaction with the performance of InfoWorkSpace, the effectiveness of our marketing activities, and the responsiveness and quality of our services.

Employees

At December 31, 2009, we employed 24 people on a full-time basis. None of our employees is represented by a labor organization.

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

Availability of Filings

You may access, free of charge, through our website at www.ezenia.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports, all filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The information contained on our website is not incorporated by reference into this document and should not be considered a part of this report.  Our website address is included in this document as an inactive textual reference only.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us in the future. If any of these risks were to occur, our business, financial condition, or results of operations could be materially and adversely affected. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements found in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Adverse economic and market conditions may result in further budgetary constraints within the defense and intelligence communities, as well as a downturn in spending on real-time collaboration solutions by other users, that could adversely affect our revenues and results of operations.

Unfavorable changes in economic and market conditions, including inflation, recession, or other changes, may result in further budgetary constraints on governmental users, and lower spending by commercial, consumer and institutional users of real-time collaboration solutions. If demand for real-time collaboration products declines significantly, or government or corporate spending for those products declines, our business, results of operations, and financial condition would be adversely affected. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. The adverse effects of any sustained downturn in spending on our operating results may be exacerbated by our investment in expanding our sales, service, engineering, and marketing organizations, which may continue despite any such downturn. There is no assurance that, if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive.

The continued redirection of budget funds and increased competition within our Department of Defense customer base would negatively impact our results of operations and financial condition.

We believe our revenue has declined due to redirections of the IT budget by the Defense Information Systems Agency (“DISA”) to competing solutions selected for the Net-Centric Enterprise Services (“NCES”) programs.  While we believe that there are potential opportunities for limited recovery and new sales in our existing DoD customer base, we will continue to face severe difficulties in this market due to such redirection of budget funds and the promotion of competing solutions by the DISA, including a collaborative product being sponsored and offered free by the DISA to these customers.

We may be unable to return to profitability.

As further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, despite our net loss in 2009, management believes that its existing cash and other resources are sufficient to fund operations for at least the next 12 months. However, we can provide no assurances that we will achieve our goal of consistent quarterly revenue and profit growth, both of which are largely dependent on whether we can meet our future new order booking targets. If we are unable to secure new orders, we may not be able to generate sufficient revenue and may not be able to return to profitability.  Moreover, there are a number of circumstances which could result in our needing additional capital sooner than anticipated, such as unexpected costs associated with our product development and sales and marketing efforts.  If adequate capital is not available to us when we need it, we may be required to further curtail our operations which would, in turn, further raise doubt about our ability to return to profitability.

A significant portion of our revenue is attributable to a small number of major customers, none of whom is obligated to continue to use our products and services.

While we are focusing efforts on broadening our customer base, sales to a relatively small number of customers within the U.S. government, specifically within the DoD and the intelligence community, have accounted for a significant portion of revenue.  This concentration of customers may cause revenue and operating results to fluctuate from quarter to quarter based on major customers’ requirements, and the timing of their orders and shipments. Our agreements with customers generally do not include minimum purchase commitments or exclusivity arrangements.  Our operating results could be materially and adversely affected if any present major customer were to reduce its level of orders, change to another vendor, realize a reduction in approved funding for collaborative technologies, or delay paying or fail to pay amounts due to us.

Loss of access to certain third-party technology utilized in our products could materially harm our business.

We utilize certain technology which we license from third parties, including software which is integrated with internally developed software, and use in our products to perform key functions.  There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all.  In April 2007, we entered into a new agreement with Microsoft Corporation to extend an existing software distribution license agreement through December 2008. This agreement was subsequently amended to, among other things, extend its payment terms through June 2011.  This software distribution license agreement allows us to integrate Microsoft’s Live Communication software with our proprietary software, to create InfoWorkSpace.  Loss of access to this third-party technology, whether due to termination or expiration of the agreement with Microsoft or the failure to renew the agreement, would result in material harm to our business and results of operations.

Our success depends upon market acceptance of our collaboration products.

Sales of real-time collaboration products account for all of our revenue. As a result, our success depends on the acceptance and the rate of adoption of Internet-based collaboration products, in general, and our InfoWorkSpace product, in particular.  We can provide no assurance that any of the markets for our products will develop to the extent, in the manner, or at the rate anticipated by us.  In particular, while our sales have historically been within certain organizations of the U.S. government and intelligence community, we are pursuing the sale of our products in the commercial market as well.  There can be no assurance of success in the commercial market for InfoWorkSpace, or other products that we may introduce in 2010 or beyond. In addition, future prices that we are able to obtain for our products may decrease as a result of new product introductions by others, price competition, technological change or other factors.

If we are unable to adapt to the rapid pace of change in our market, our business could be adversely affected.

Our market is characterized by changing technology, emerging industry standards, evolving network developments and product introductions.  The adoption rate of new technologies and products may adversely impact near-term growth of the conferencing market as users evaluate the alternatives.  For 2010 we plan to continue investments in the enhancement and development of our current and new products to address the evolving technology landscape.  Our success will depend, in part, upon our ability through continued investments to maintain technological leadership, to enhance our existing product offerings, and to develop new products that achieve market acceptance.

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

The principal competitive factors in the market for multimedia collaboration are, and  are expected to continue to be, breadth of capabilities, demonstrated interoperability, price, performance, network management capabilities, reliability, scalability, customer support and security.  We plan to compete by offering collaboration and enterprise products with a broad range of capabilities and high performance.  However, we cannot be certain that potential customers will be attracted to our products, especially if competitors were to invest substantially more money into their products and technology.

If we release products containing defects or experience delays in releasing new products, our competitive position could be adversely effected.

As part of our strategy, we expect to release new products and new versions of our existing products.  Even if our new versions of existing products contain the features and functionality that our customers desire, if we are unable to timely introduce these new products or product releases, our competitive position will be harmed.  We can provide no assurances that we will be able to successfully complete the development of currently planned or future products or product releases in a timely manner or at all.  Also, due to the complexity of our products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable product enhancements that could cause delays in development and release of future products or current upgrades of our existing products.

We may be unsuccessful in protecting our intellectual property rights which could result in the loss of a competitive advantage.

Our ability to compete effectively against other companies in our industry depends, in part, on our ability to protect our current and future proprietary technology under patent, copyright, trademark, trade secret and unfair competition laws. We cannot assure that our means of protecting our proprietary rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around our proprietary rights. In addition, we may incur substantial costs in attempting to protect our proprietary rights.

Also, we may become subject to claims that we infringe the intellectual property rights of others in the future. We cannot assure that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.

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

As the result of our diminishing financial resources, our workforce has been reduced by approximately one-half since December 31, 2006, from 47 to 24 employees as of December 31, 2009.  As a result, our ability to continue many activities has been impaired, which in turn may prevent or further delay our return to profitability and otherwise have a material adverse effect on our results of operations and financial condition.

Moreover, we have five directors on our Board of Directors, three of whom meet the standards for independence as specified by the SEC and the national stock exchanges.  Historically, we have strived to have an audit committee comprised of at least three independent directors, as required by the national stock exchanges.  Currently, we have two directors serving on our audit committee. We are continuing in our attempts to identify additional qualified individuals to serve as independent directors.  However, highly-qualified individuals may not be available or willing to serve as directors and there can be no assurance that we will be able to identify, recruit and ultimately secure the services of such individuals in a timely manner or at all.

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

The shares of our common stock were delisted from The Nasdaq National Market in August 2003 and are now traded on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of our stock due to low trading volume or obtain accurate quotations as to the market value of our stock. In addition, we are subject to Rule 15c2-11 promulgated by the SEC (“Rule 15c2-11”). If we fail to meet criteria set forth in such rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by Rule 15c2-11 to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, Rule 15c2-11 may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell the securities in the secondary market. The listing of our securities on the OTC Bulletin Board may make it more difficult for investors to trade in our securities, which could lead to further declines in our share price. Our shares being traded on the OTC Bulletin Board also makes it more difficult for us to raise additional capital, as we may incur additional costs under state blue sky laws if we were to sell additional securities.

Provisions of Delaware law, our charter and by-laws and our shareholder rights plan may make a takeover more difficult.

Provisions of our certificate of incorporation and by-laws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and Board of Directors. Moreover, our shareholder rights plan, adopted in April 2008, could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our company or a large block of our common stock. A third party that acquires 15% or more of our common stock (an “acquiring person”) could suffer substantial dilution of its ownership interest under the terms of the shareholder rights plan through the issuance of common stock or common stock equivalents to all shareholders other than the acquiring person. We also have a staggered board of directors that makes it difficult for stockholders to change the composition of our board of directors in any one year. These anti-takeover provisions could impede the ability of public stockholders to change our management and Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate office and principal research, development and manufacturing facility is located in Nashua, New Hampshire, in an approximately 12,000 square foot facility.  We currently lease this facility pursuant to a lease agreement that terminates in 2010. We also have a sales office located in Sterling, Virginia, which we lease pursuant to a lease agreement that terminates in 2013.  During 2007, we completed our consolidation of our Colorado Springs and Nashua facilities in Nashua, New Hampshire.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the outcomes of these matters will not materially and adversely affect our business, financial position or financial results.

ITEM 4. (REMOVED AND RESERVED.)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since 2003, our common stock has been quoted on the OTC Bulletin Board, under the symbol “EZEN.OB”.  The following table sets forth, for the periods indicated, the high and low bid or sale prices per share of our common stock as reported on the OTC Bulletin Board.

	Quarter ended
	March 31	June 30	September 30	December 31
2009
Common stock price - high	$0.17	$0.25	$0.23	$0.18
Common stock price – low	$0.06	$0.08	$0.11	$0.07

2008
Common stock price - high	$0.75	$0.65	$0.47	$0.35
Common stock price – low	$0.52	$0.46	$0.30	$0.05

As of March 16, 2010, we had approximately 112 stockholders of record. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We have not paid dividends on our common stock and we anticipate that we will reinvest future earnings, if any, and therefore, do not intend to pay dividends in the foreseeable future.

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

(In thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007 (1)	2006 (2)	2005 (3)
OPERATING DATA
Revenue	$3,532	$6,683	$8,988	$13,192	$13,175

Operating income (loss)	(3,518)	(3,126)	(4,410)	2,899	3,511

Income (loss) before income taxes	(3,427)	(3,069)	(3,836)	3,405	3,712

Net income (loss)	(3,427)	(3,069)	(4,547)	3,918	3,803
Net income (loss) per share:
Basic	(0.23)	(0.21)	(0.31)	0.27	0.26
Diluted	(0.23)	(0.21)	(0.31)	0.26	0.25

BALANCE SHEET DATA
Cash and cash equivalents	$4,383	$6,774	$9,395	$12,059	$9,405
Total current assets	5,920	8,856	13,598	19,482	16,864
Stockholders’ equity (deficit)	2,866	5,420	7,773	11,901	7,932

(1) 2007 amounts include a charge of $1.45 million to reserve for excess purchase commitments under the Microsoft license agreement, which was recorded as a component of cost of product revenue, and income tax expense of $711,000 related to an increase in the valuation allowance for deferred tax assets recorded in 2006 and 2005.

(2) 2006 amounts include a tax benefit of $513,000, or $0.04 per share, related to a reduction in the valuation allowance associated with deferred tax assets of approximately $579,000 offset by approximately $66,000 of current federal and state tax expense.

(3) 2005 amounts include a tax benefit of $91,000, or $0.01 per share, related to a reduction in the valuation allowance associated with deferred tax assets.

Quarterly financial information (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2009
Revenue	$989	$907	$819	$817
Gross profit	522	508	549	606
Loss from operations	(943)	(1,002)	(901)	(672)
Net (loss)	$(937)	$(964)	$(864)	$(662)
Net (loss) per share:
Basic	$(0.06)	$(0.07)	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.07)	$(0.06)	$(0.04)
2008
Revenue	$1,811	$1,739	$1,745	$1,388
Gross profit	1,122	1,063	1,076	847
Loss from operations	(587)	(920)	(747)	(872)
Net (loss)	$(553)	$(883)	$(748)	$(885)
Net (loss) per share:
Basic	$(0.04)	$(0.06)	$(0.05)	$(0.06)
Diluted	$(0.04)	$(0.06)	$(0.05)	$(0.06)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor For Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report. MD&A contains “forward-looking” statements and information which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” “plan to,” “intend” or “will” are forward-looking, as are other statements concerning our business strategy, our proposed new product offerings, key differentiators in our market, changes in the competitive landscape, future financial results, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of global economic and political conditions on our business, our ability to maintain or accurately forecast revenue growth, our history of liquidity concerns and operating losses,  customer acceptance of our InfoWorkSpace product and other new products, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the

U.S. government as our largest customer, budgetary constraints within the defense and intelligence communities, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, our reliance on third-party technology, and unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Item 1A of this Annual Report and in other periodic reports filed with the SEC.  Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

In 2009, overall revenue decreased approximately 47% when compared to the year ended December 31, 2008.  The reduction in revenue is primarily attributed to a decrease in renewals and sales from certain DoD customers as well as budgetary consolidations and the promotion of competing solutions by the DISA, including a collaborative product being sponsored and offered for free by the DISA to these customers.   As a result, we experienced an operating loss of $3.5 million and a net loss of approximately $3.4 million in 2009 compared to an operating loss of $3.1 million and a net loss of approximately $3.1 million in 2008, resulting in a loss of $0.23 per share in 2009, compared to a loss of $0.21 per share in 2008.

Revenue relating to our InfoWorkSpace product decreased approximately 47% in 2009 compared to 2008.  Gross profit also declined approximately 47% compared to 2008, but the gross profit percentage increased .7% to 61.9% in 2009 as compared to 2008. Operating expenses decreased $1.5 million to $5.7 million for 2009, as compared to $7.2 million for 2008. The decrease in our operating expenses in 2009, which includes an increase of $143,000 share-based compensation expense resulting from a revision to our forfeiture rate estimates based on actual historical activity, was a result of further spending reductions and belt-tightening measures in all areas of the company in response to declining revenue. Our other income increased slightly year over year as we saw an increase in investment gains, offset partially by a decrease in our interest earned, due to lower interest rates and a lower average cash balance.

In 2007, we entered into a new agreement with Microsoft to extend an existing software distribution license agreement through December 2008.  Under the agreement, we were required to purchase a minimum of $1.7 million during 2007 and $2.75 million of licenses during 2008, plus purchase an additional $0.5 million over the life of the two year agreement. During 2007, we reviewed our forecast for license sales over the balance of the agreement and recorded a charge of $1.45 million to reserve for an excess purchase commitment.  The charge was recorded as a component of cost of product revenue during the year ended December 31, 2007.

In December 2008, the Microsoft agreement was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $154,000 of which was satisfied during 2008 and $840,000 in 2009.  The amended agreement requires that we make additional payments of $1.1 million and $0.7 million during 2010 and 2011, respectively.  In addition to the remaining $1.8 million license purchase commitment, we have approximately $1.1 million of prepaid licenses on hand that have yet to be deployed to customers.  During 2009, we continued to experience a decline in the volume of our customer license renewals.  As of December 31, 2009, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million reserve remains the appropriate reserve for the excess purchase commitment.   The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

Although our revenue has declined as a result of the redirections of IT budget by the DISA, coupled with the current difficult economic conditions which lengthen the business development and sales activities on the commercial segment, our immediate focus is to continue to enhance our existing various collaborative product and service offerings and to develop and ultimately deploy the next generation of products and services, via aggressive and concentrated sales, service, engineering, and marketing efforts. We plan to continue to vigorously defend and endeavor to protect our customer base within the military and intelligence community, while pursuing new opportunities with various agencies and first responders dealing with the threat of terrorism and natural disasters, as well as emerging commercial applications. This focus is subject to change as the driving influence in our future direction is based on the needs and requirements of our customer base, both current and future, and may be adversely affected by current economic and market conditions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition

Product revenue consists of sales of InfoWorkSpace software licenses and maintenance agreements, InfoWorkSpace product related training, installation, and consulting. Revenue from sales of InfoWorkSpace software license and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year. Revenue from InfoWorkSpace training, installation, and consulting services are recognized as the services are performed provided there is vendor specific objective evidence of fair value, which is the price charged when the services are sold separately.

Product development revenue relates to contracts involving customization of the InfoWorkSpace product according to a customer’s specifications. When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage-of-completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with the terms of the contract.  The associated cost recognition with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings.  Product development revenue and accounts receivable reported in the financial statements are recorded at the amount expected to be received.  Product development revenue is adjusted to actual upon final audit and retroactive adjustment.  Estimated contractual allowances are provided based on management’s evaluation of current contract terms.

Products and software licenses are sold without any contractual right of return by the customer.  Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements, or for product sales in advance of revenue recognition.  Judgments are required in evaluating the creditworthiness of our customers.  In all instances, revenue is not recognized until we have evidence of an arrangement, the fee is fixed and determinable and collectability is reasonably assured.  Amounts billed to customers related to shipping and handling charges are recorded upon shipment and the related costs are included in cost of goods sold.

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

At December 31, 2009, our accounts receivable balance of approximately $129,000 is reported net of allowances of approximately $28,000. We believe our reported allowances are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional expenses being recorded for the period in which such determination was made.

Accounting for Share-Based Compensation

We have stock option plans that provide for the purchase of our common stock by certain of our employees, directors, and advisory board members. We recognize compensation expense for our share-based payments based on the fair value of the awards. Share-based payments include stock option grants under our stock option plans.

The determination of the fair value of share-based payment awards includes estimating the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate. Expected volatilities are based on historical volatility of our common stock.  We base the expected term of the options on our historical option exercise data with a minimum life expectancy equal to the vesting period of the option.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of the grant for a term closest to the expected life of the options. Expected dividend yield is not considered as we have not made any dividend payments and have no plans of doing so in the foreseeable future. Forfeitures are estimated based upon our historical experience. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

We recorded $873,000 and $703,000 of share-based compensation expense in 2009 and 2008, respectively. During 2009 we reviewed our recent unvested option forfeiture history and revised our estimated forfeitures to an annual rate of 15% and trued up the recorded compensation expense to the revised rate.  This estimate revision increased expenses by approximately $143,000 in 2009.

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

Results of Operations — Years Ended December 31, 2009 and 2008

Revenue

Revenue declined 47% in 2009 to approximately $3.5 million when compared to 2008. Product revenue related to InfoWorkSpace declined approximately $3.1 million or 47%, while product development revenue declined by approximately $52,000. Product development revenue is revenue related to product customization work performed for customers seeking enhancements to our current product. During 2008, product development revenue included $67,000 related to the completion of reviews of development projects that occurred from 2004 to 2007.  The decline in license revenue in 2009 was the result of a shortfall in license renewals primarily due to redirections of the IT budget by the DISA and the second NCES contract award to our competitor, which resulted in a number of our existing customers not renewing their licenses and/or reducing the number of licenses used.  We believe that if we successfully execute on our strategy, we will be able to compensate for this decline in license renewals, at least in part, by the introduction of our product to new customers.

Gross profit

Cost of revenue includes material costs, costs of third-party software licenses, direct labor and overhead, customer support costs, and engineering and development costs associated with sponsored and customized product development revenue. Gross profit as a percentage of revenue increased in 2009 to 61.8%, from 61.5% in 2008.

Research and development

Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses decreased to approximately $1.7 million in the year ended December 31, 2009, from approximately $2.1 million in 2008. This decrease is primarily attributable to a reduction in the number of employees, recruiting, supplies and consulting costs.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel along with expenses pertaining to advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses decreased 50% to approximately $1.0 million in 2009 from approximately $2.0 million in the year ended December 31, 2008. This decrease is primarily attributable to an elimination of commercial and federal sales and business development personnel located in New Jersey, Florida, California and associated consultants in addition to a flattening of the organization, thereby resulting in significant cost savings and bringing the expense profile more in line with the focus of the business.  Currently, all new Federal and DoD business is primarily consolidated in our Sterling, Virginia office while renewals and commercial business is mainly driven from the Nashua, New Hampshire headquarters.  As the current product line InfoWorkSpace evolves with additional enhancements and new product derivatives are expected to be launched, sales and marketing currently remain our primary focus for investment in order to rebuild our revenue.. .

General and administrative

General and administrative costs include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, and legal and investor relations costs, and other administrative fees.  General and administrative expenses were approximately $2.5 million in 2009, an increase of $0.1 million over those incurred in 2008.  An increase of approximately $115,000 is attributable to a revision to our forfeiture rate estimates based on actual historical activity, and resulting adjustment to share-based compensation expense in 2009. An additional increase of approximately

$130,000 is the result of market gains recorded as deferred compensation expense along with increases in headcount-related expenses offset by decreases in relocation, consulting, and legal and professional expenses.

Occupancy and other facilities-related expenses

Occupancy and other facilities-related expenses decreased 18% to approximately $259,000 in the year ended December 31, 2009, from approximately $317,000 in 2008. These costs include rent expense and other operating costs associated with our headquarters in Nashua, New Hampshire, and our sales offices in Sterling, Virginia. This decrease is primarily due to a reduction in telecommunications charges and software licenses due to vendor changes and insurance expense.

Restructuring charge

We recorded a $215,000 charge to operations in 2007 in recognition of our consolidation of our Colorado Springs and Nashua facilities in Nashua, New Hampshire, which was completed in December 2007. An additional restructuring charge of $219,000 was recorded in 2008, as we experienced delays in finding a subtenant for the Colorado facility. The charge represents the estimated future costs of the lease pertaining to the Colorado Springs facility, net of estimated sublease proceeds.

Interest income

Interest income consists of interest on cash and cash equivalents.  Interest income decreased to approximately $45,000 in 2009 from approximately $155,000 in 2008. The decrease in 2009 was primarily related to a decrease in the interest rates and a reduced cash balance.

Other income

Other income consists of gains and losses related to short-term mutual fund investments. In 2009, we recorded a gain of approximately $46,000 due to the increase in the market value of our short-term investments, while we recorded a loss due to a decline in the market value of approximately $98,000 in 2008.

Income tax benefit

Due to the uncertainty of future taxable income, we have not recorded an income tax benefit for the losses incurred in 2009 and 2008.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of approximately $4.4 million.  We incurred a loss from operations of approximately $3.5 million for the year ended December 31, 2009, and a net loss for the year of approximately $3.4 million, as compared with an operating loss in 2008 of approximately $3.1 million, and a net loss of approximately $3.1 million in 2008.

We used cash for operations of $2.3 million in fiscal year 2009 compared to expending cash of $2.6 million in 2008. Cash expended for operating activities in 2009 was primarily the result of a net loss and a decline in deferred revenue, offset by a decrease in accounts receivable and non-cash items such as depreciation, and share-based compensation. Cash used by operating activities in 2008 was primarily the result of a net loss and a decline in deferred revenue offset by decreases in accounts receivable and prepaid software licenses, and non-cash items such as depreciation, amortization of capitalized software and share-based compensation.

We invested approximately $43,000 in property and equipment in fiscal 2009 compared to $45,000 in fiscal 2008. We generated cash from financing activities of $13,000 in 2008 primarily from proceeds of sales of our common stock pursuant to our various stock plans, and no cash from financing activities in 2009.

We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in August 2010. In July 2007, we signed an additional lease for 6,000 square feet adjacent to our existing rented space in Nashua, New Hampshire.  This lease will expire in August 2010. We also have leased office space, located in Sterling, Virginia which was recently extended to June 2013.  Future minimum lease obligations at December 31, 2009, under all of these non-cancelable operating leases are $84,000 in 2010, $98,000 in 2011, $35,000 in 2012 and $18,000 in 2013.

In September 2007, we announced our plan to consolidate our Colorado Springs and Nashua facilities in Nashua, New Hampshire by the end of 2007.  We recorded a restructuring charge of $215,000 to cover the expected lease payments of the Colorado Springs facility, net of expected sublease proceeds. In 2008, we reassessed our exposure in consideration of the current real estate market and interest in the space to date by potential subtenants.  Based on the resulting conclusions, we recorded an additional restructuring charge of $219,000 in 2008. The space is leased by us through November 2011 and is currently available for subleasing. We estimate that we will have to pay $228,000, net of estimated sublease proceeds, over the remaining lease term. Our gross remaining obligation on the lease, including estimated operating expenses, is approximately $394,000.

In April 2007, we entered into a new agreement with Microsoft to extend an existing software distribution license agreement through December 2008.  Under the agreement, we are required to purchase a minimum of $1.7 million and $2.75 million of licenses during 2007 and 2008 respectively, plus purchase an additional $0.5 million over the life of the two year agreement. During 2007, we reviewed our forecast for license sales over the balance of the agreement and recorded a charge of $1.45 million to reserve for an excess purchase commitment.  The charge was recorded as a component of cost of product revenue during the year ended December 31, 2007.

In December 2008, the Microsoft agreement was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $154,000 of which was satisfied during 2008 and $840,000 in 2009.  The amended agreement requires that we make additional payments of $1.1 million and $0.7 million during 2010 and 2011, respectively.  In addition to the remaining $1.8 million license purchase commitment, we have approximately $1.1 million of prepaid licenses on hand that have yet to be deployed to customers.  During 2009, we continued to experience a decline in the volume of our customer license renewals and a lengthening of the sales cycle for new license sales.  As of December 31, 2009, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million reserve remains the appropriate reserve for the excess purchase commitment.   The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

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

Operating costs are continually under review and adjusted accordingly. With the decline in revenue in 2009, we took the necessary steps to reduce spending to the appropriate levels.  We intend to continue to make the necessary improvements to our infrastructure in 2010 by adding resources where and when required which we believe is necessary in order to compete successfully in the ever-increasingly competitive collaborative software market.

Order bookings, which are purchase orders placed by customers, are not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order.  Based upon our current bookings forecast, expense structure and commitments, management believes that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months.

The following table summarizes our outstanding contractual obligations:

(in thousands)	2010	2011	2012	2013	Total
Operating leases	$84	$98	$35	$18	$171

Microsoft License Agreement	1,080	676			1,756

Total contractual obligations	$1,164	$710	$35	$18	$1,927

Recent Accounting pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”)  issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  This statement establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  The purpose of the Codification is to simplify GAAP, without change, by consolidating the numerous accounting rules into logically organized topics.  The Codification affects the way companies reference GAAP in financial statements and in their accounting policies. This Statement is effective for financial statements issued for periods ending after September 15, 2009.  Effective July 1, 2009, changes to the source of authoritative GAAP, the Codification, are communicated through an Accounting Standards Update (“ASU”).  ASUs will be published for all authoritative GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the Codification.  In June 2009, the FASB issued ASU No. 2009-01, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which amended the Codification for the issuance of Statement No. 168.  The ASU includes Statement No. 168 in its entirety.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper, short-term money market funds and mutual funds. These investments are subject to general credit and market risk and we have no debt other than our contractual lease obligations. A 10% change in interest rates would not have a material impact on our financial position, operating results or cash flows. We have closed our foreign offices, and sales to foreign customers from the United States are in U.S. dollars.  Therefore, we have no significant foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Ezenia! Inc.:

We have audited the accompanying consolidated balance sheets of Ezenia! Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.    These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CATURANO AND COMPANY, P.C.

Boston, Massachusetts
March 30, 2010

Consolidated Balance Sheets

(In thousands, except for share and per share related data)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$4,383	$6,774
Accounts receivable, less allowance of $28 at December 31, 2009 and 2008	129	771
Prepaid software licenses	1,239	1,125
Prepaid expenses and other current assets	169	186
Total current assets	5,920	8,856
Deposits	15	15
Equipment and improvements, net	133	243
Total assets	$6,068	$9,114

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$273	$257
Accrued expenses	1,627	1,674
Employee compensation and benefits	195	150
Accrued restructuring charges	228	287
Deferred revenue	876	1,326
Total current liabilities	3,199	3,694
Deferred revenue, net of current portion	3	—

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 15,417,754 issued and 14,658,217 outstanding in 2009 and in 2008	154	154
Capital in excess of par value	66,459	65,586
Accumulated deficit	(60,802)	(57,375)
Treasury stock; 759,537 shares at cost in 2009 and 2008	(2,945)	(2,945)
	2,866	5,420
Total liabilities and stockholders’ equity	$6,068	$9,114

See accompanying notes.

Consolidated Statements of Operations

(In thousands, except for share and per share related data)

	Year ended December 31,
	2009	2008
Revenue
Product revenue	$3,471	$6,570
Product development revenue	61	113
	3,532	6,683
Costs of revenue
Cost of product revenue	1,322	2,556
Cost of product development revenue	25	19
	1,347	2,575
Gross profit	2,185	4,108

Operating expenses
Research and development	1,711	2,084
Sales and marketing	1,033	2,024
General and administrative	2,547	2,408
Depreciation	153	182
Occupancy and other facilities-related expenses	259	317
Restructuring charge	—	219
Total operating expenses	5,703	7,234
Loss from operations	(3,518)	(3,126)

Other income (expense)
Interest income	45	155
Other	46	(98)
	91	57
Loss before income taxes	(3,427)	(3,069)
Provision for income taxes	—	—
Net loss	$(3,427)	$(3,069)
Basic and diluted loss per share:
Basic	$(0.23)	$(0.21)
Diluted	$(0.23)	$(0.21)
Weighted average common shares:
Basic	14,658,217	14,646,006
Diluted	14,658,217	14,646,006

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

(In thousands, except for share related data)

			Capital			Total
	Common Stock		in Excess of	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Par Value	Deficit	Stock	Equity

BALANCES AS OF DECEMBER 31, 2007	14,601,092	$154	$64,870	$(54,306)	$(2,945)	$7,773

Stock issued under employee benefit plans	57,125	—	13	—	—	13
Share-based compensation expense	—	—	703	—	—	703
Net loss	—	—	—	(3,069)	—	(3,069)

BALANCES AS OF DECEMBER 31, 2008	14,658,217	154	65,586	(57,375)	(2,945)	5,420

Share-based compensation expense	—	—	873	—	—	873
Net loss	—	—	—	(3,427)	—	(3,427)

BALANCES AS OF DECEMBER 31, 2009	14,658,217	$154	$66,459	$(60,802)	$(2,945)	$2,866

See accompanying notes.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2009	2008
Operating activities
Net loss	$(3,427)	$(3,069)
Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation	153	182
Amortization of capitalized software	—	18
Share-based compensation	873	703
Changes in operating assets and liabilities:
Accounts receivable	642	1,708
Prepaid software licenses	(114)	461
Prepaid expenses and other current assets	17	106
Accounts payable, accrued expenses, employee and compensation benefits, and accrued restructuring	(45)	(495)
Deferred revenue	(447)	(2,203)
Net cash used for operating activities	(2,348)	(2,589)

Investing activities
Purchases of equipment and improvements	(43)	(45)
Net cash used for investing activities	(43)	(45)

Financing activities
Proceeds from stock issued under employee benefit plans	—	13
Net cash provided by financing activities	—	13

Change in cash and cash equivalents	(2,391)	(2,621)
Cash and cash equivalents at beginning of year	6,774	9,395
Cash and cash equivalents at end of year	$4,383	$6,774
Supplementary disclosure of cash flow information:
Interest paid	$1	$1
Income taxes refunded	$—	$(17)

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

The consolidated financial statements include the accounts of Ezenia and its wholly owned subsidiaries, Ezenia International, Inc. and Ezenia Latin America, Inc.  All significant inter-company transactions and balances have been eliminated.  All assets and liabilities of our foreign subsidiaries are translated at the rate of exchange at the end of the year, while sales and expense are translated at the average rate in effect during the year.  The net effect of these translation adjustments was immaterial for all periods presented.

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

Revenue Recognition

Product revenue consists of sales of InfoWorkSpace software licenses and maintenance agreements, InfoWorkSpace product related training and consulting. Revenue from sales of InfoWorkSpace software license and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year. Revenue from InfoWorkSpace training, installation, and consulting services is recognized as the services are performed provided there is vendor specific objective evidence of fair value, which is the price charged when the services are sold separately.

Product development revenue relates to contracts involving customization of the InfoWorkSpace product according to a customer’s specifications. When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage-of-completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with the terms of the contract.  The associated cost recognition with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings.  Product development revenue and accounts receivable reported in the financial statements are recorded at the amount expected to be received.  Product development revenue is adjusted to actual upon final audit and retroactive adjustment.  Estimated contractual allowances are provided based on management’s evaluation of current contract terms. During 2008, the government completed a review of the 2004-2007 development contracts. Based upon these reviews, we recorded $67,000 of revenue which had initially been deferred pending the completion of the reviews.

Products and software licenses are sold without any contractual right of return by the customer.  Deferred revenue represents amounts received from customers under subscription software licenses, maintenance agreements, or for product sales in advance of revenue recognition.  Judgments are required in evaluating the creditworthiness of our customers.  In all instances, revenue is not recognized until we have evidence of an arrangement, the fee is fixed and determinable and collectability is reasonably assured.  Amounts billed to customers related to shipping and handling charges are recorded as revenue upon shipment and the related costs are included in cost of goods sold.

Third-Party Technology

Our InfoWorkSpace product incorporates third-party technology in the form of software licenses, which we purchase from other software vendors.  Software licenses purchased from vendors are reported as prepaid licenses and, when deployed, amortized to cost of revenue over the subscription period, which is generally one year.

Advertising

Advertising costs are included in sales and marketing expense.  We use our website as our main form of advertising along with participating in various industry-related trade shows. Advertising costs are expensed as incurred. Advertising expense was approximately $16,000 and $17,000 in fiscal years 2009 and 2008, respectively.

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

Major financial institutions maintain all of our cash equivalents. At times, balances may exceed federally insured limits. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.  Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales.  To reduce risk, we routinely assess the financial strength of our customers.  We maintain an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience.  Actual losses when incurred are charged to the allowance.

Revenue from one customer accounted for approximately 56% of total revenue in 2009 and 35% of total revenue in 2008.  Accounts receivable from this customer accounted for approximately 76% and 29% of the balances at December 31, 2009 and 2008, respectively. A second customer accounted for approximately 16% of total revenue in 2009 and 10% of total revenue in 2008.  This customer’s accounts receivable balance accounted for approximately 0% and 10% of the balance at December 31, 2009 and 2008, respectively.  A third customer accounted for approximately 5% of total revenue in 2009 and 28% of total revenue in 2008. This customer’s accounts receivable balance accounted for approximately 0% and 43% of the balance at December 31, 2009 and 2008, respectively. Revenue from international markets was immaterial in both 2009 and 2008.

Equipment and Improvements

Equipment and improvements are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Computer software and equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Repairs and maintenance costs are expensed as incurred.

Research and Development Costs

Costs that are incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.  During 2006, we released version 3.0 of our InfoWorkSpace software product.  In connection with this development effort, a total of $140,000 of costs were capitalized and amortized on a straight-line basis over the estimated economic life of the product of 2 years.  The costs were fully amortized during 2008.

Judgment is required in determining when technological feasibility of a product is established as well as its economic life. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have historically not been material, and accordingly, were expensed when incurred in these instances.

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

Comprehensive Loss

Comprehensive loss represents the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss consists of the net loss for the years ended December 31, 2009 and 2008, and is reported within the accompanying consolidated statements of changes in stockholders’ equity.

Net Loss Per Share

Shares used in computing basic and diluted net loss per share are as follows:

	2009	2008
Basic	14,658,217	14,646,006
Effect of assumed exercise of stock options	—	—
Diluted	14,658,217	14,646,006
Outstanding options excluded as impact is anti-dilutive	3,499,725	3,239,157

Accounting for Share-Based Compensation

Share-based compensation expense for all stock-based payment awards made to employees and directors is measured based on the grant-date fair value of the award.  Share-based compensation expense for awards granted to non-employees is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  The fair value of options and restricted stock awards granted to non-employees is periodically remeasured as the underlying options or awards vest. We estimate the fair value of each share-based award using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize share-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally four years.

For the years ended December 31, 2009 and 2008, we recorded share-based compensation expense in the consolidated statements of operations as follows:

(in thousands)

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Cost of revenue	$35	$23
Research and development	64	63
Sales and marketing	103	79
General and administrative	671	538
	$873	$703

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

	Year ended December 31,
	2009	2008
Expected volatility	111%-126%	69.33%-92.39%
Risk-free interest rate	1.28%-1.76%	1.52%-3.35%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2009 and 2008 was $0.08 and $0.37 per share, respectively.  We estimated forfeitures related to option grants at an annual rate of 29% per year in 2008. During 2009, we reviewed our recent unvested option forfeiture history and revised our estimated forfeitures to an annual rate of 15% and recorded an additional $143,000 in compensation expense based upon the revised rate.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized share-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.30 years, amounted to $697,000 at December 31, 2009.

There were no stock option exercises in 2009 and the weighted average exercise price of stock options exercised for the year ended December 31, 2008 was $0.23.  The total intrinsic value of stock options exercised for the year ended December 31, 2008 was $20,000.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  This Statement establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  The purpose of the Codification is to simplify GAAP, without change, by consolidating the numerous accounting rules into logically organized topics.  The Codification affects the way companies reference GAAP in financial statements and in their accounting policies. This statement is effective for financial statements issued for periods ending after September 15, 2009.  Effective July 1, 2009, changes to the source of authoritative GAAP, the Codification, are communicated through an Accounting Standards Update (“ASU”).  ASUs will be published for all authoritative GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the FASB Codification.  In June 2009, the FASB issued ASU No. 2009-01, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which amended the Codification for the issuance of Statement No. 168.  The ASU includes Statement No. 168 in its entirety.  The Company has adopted the provisions of ASU No. 2009-01 by referencing the Codification in these notes to the consolidated financial statements, rather than previous accounting standards.

Subsequent Events

The Company has evaluated all events or transactions through the date of this filing.  During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

3.                                      Equipment and Improvements

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Depreciation is calculated using the straight-line method over the useful lives of the respective assets.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term. For the years ended December 31, 2009 and 2008, equipment and improvements consisted of the following:

(in thousands)	2009	2008
Computer equipment and purchased software	$321	$441
Office equipment	27	34
Furniture and fixtures	51	51
Leasehold improvements	192	192
Total equipment and improvements	$591	$718
Less: accumulated depreciation	(458)	(475)
Total equipment and improvements, net	$133	$243

Depreciation expense for the years ended December 31, 2009 and 2008 was $153,000 and $182,000 respectively.

4.                                      Income Taxes

Due to the uncertainty of future taxable income, we have not recorded an income tax benefit for the losses incurred in 2009 and 2008.

Our deferred tax assets consist of the following:

	December 31, 2009	December 31, 2008
Deferred Tax Assets:
(in thousands)
Net Operating Loss Carryforwards	$24,117	$22,432
Purchased intangibles	2,731	3,243
Tax Credit Carryforwards	176	2,546
Reserves, accruals and allowances	98	147
Capitalized Research and Development Costs	—	75
Deferred Revenue	1	1
Depreciation and Amortization	72	78
Other	950	618
Total Gross Deferred Tax Asset	28,145	29,140
Valuation Allowance	(28,145)	(29,140)
Net Deferred Tax Asset	$—	$—

At December 31, 2009, we had domestic federal net operating loss (“NOL”) carryforwards of approximately $68.7 million available to reduce future taxable income, which expire at various dates beginning in 2020 through 2029. We have state NOL carryforwards of approximately $20.4 million available to reduce future state taxable income, which expire at various dates beginning in 2010 through 2029.

As described below under the provisions of the Code, certain substantial changes in our ownership may result in a limitation on the amount of NOL carryforwards which may be utilized annually to offset future taxable income and taxes payable.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of NOL carryforwards, and have determined at this time that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets and, as a result, a valuation allowance of approximately $28.1 million was established at December 31, 2009 and approximately $29.1 million at December 31, 2008.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2009 and 2008.

(in thousands)	December 31, 2009	December 31, 2008

Income tax computed at federal statutory tax rate	$(1,165)	$(1,044)

State taxes, net of federal benefit	(195)	(200)

Change in valuation allowance	(995)	1,232

R&D and other credits	(21)	(31)

Write off of tax credit carryforwards	2,393

Permanent differences and other	(17)	43

Total	$—	$—

FASB ASC 740 (“ASC 740”), Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. We have determined that the realization of $2.4 million in federal tax credits is in doubt. As a result, we would have recognized a $2.4 million increase in the liability for unrecognized tax benefits had we recognized any benefit associated with the credits in prior periods. However, due to past net operating losses, no benefit has been recognized; accordingly, no liability has been recognized. During 2009 this asset and its associated valuation allowance were derecognized in accordance with ASC 740.

At December 31, 2009, we had federal and state NOL carryforwards of $68.7 million and $20.4 million, expiring at various dates through 2029. Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”) as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We have not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such study and due to the possibility of additional changes in control in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under ASC 740.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2009 and 2008, we had no accrued interest or penalties related to uncertain tax positions.

We are subject to U.S. Federal and New Hampshire state income tax.  The tax years 2000 through 2009 remain open to examination by the major state taxing jurisdictions to which we are subject.  The Internal Revenue Service completed an audit of our consolidated federal income tax return for the 2005 tax year with no adjustments.

5.                                      Commitments and Contingencies

We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in March 2010. In July 2007, we signed an additional lease for 6,000 square feet adjacent to our existing rented space in Nashua, New Hampshire.  This lease will expire in August 2010. We also have leased office space, located in Sterling, Virginia, for our sales force, which was recently extended to June 2013.  Future minimum lease obligations at December 31, 2009, under all of these non-cancelable operating leases are $84,000 in 2010, $98,000 in 2011, $35,000 in 2012 and $18,000 in 2013.

In December 2007, we completed the closure of our Colorado Springs facility.  We recorded a restructuring charge of $215,000 to cover the expected lease payments of this facility, net of expected proceeds. In 2008, we reassessed our exposure in consideration of the current real estate market and interest in the space to-date by potential subtenants. Based on the resulting conclusions, we recorded an additional restructuring charge of $219,000 during the year. A portion of the space is leased through November 2011 and the remaining portion is currently available for subleasing. We estimate that we will have to pay $228,000, net of expected sublease rental, over the remaining lease term. Our gross remaining obligation on the lease, including estimated operating expenses, is approximately $394,000.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado facility for the period ended December 31, 2009 were as follows (in thousands):

Restructuring balance as of December 31, 2008	$287
Cash payments	(59)
Restructuring liability at December 31, 2009	$228

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

In December 2008, the Microsoft agreement was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $154,000 of which was satisfied during 2008 and $840,000 in 2009.  The amended agreement requires that we make additional payments of $1.1 million and $0.7 million during 2010 and 2011, respectively.  In addition to the remaining $1.8 million license purchase commitment, we have approximately $1.1 million of prepaid licenses on hand that have yet to be deployed to customers.  During 2009, we continued to experience a decline in the volume of our customer license renewals and a lengthening of the sales cycle for new licenses. As of December 31, 2009, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million reserve remains the appropriate reserve for the excess purchase commitment. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the outcomes of these matters will not materially and adversely affect our business, financial position or financial results.

6.                                      Stockholders’ Equity

We have authorized 2,000,000 shares of preferred stock, 50,000 shares of which are designated as Series D Junior Participating Preferred Stock (Note 9), and the reminder of which are undesignated. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by our  Board of Directors (the “Board”).

Share Repurchase Program

In October 2007, the Board authorized the repurchase up to $1.0 million of common stock.  This authority was exercised from time to time through November 2008. As of December 31, 2008, we had purchased $84,000 of our common stock under this program. The authorization period has expired.

7.                                      Benefit Plans

Stock Option Plans

Our Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”) provided for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, up to 6,090,541 shares to our officers, employees and consultants.  The 1991 Plan terminated on March 31, 2001, and no further options have been granted under the 1991 Plan subsequent to that date.  At December 31, 2009, there were 253,500 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 1991 Plan.

Our 2001 Stock Incentive Plan was approved and adopted by the Board on April 11, 2001 (the “2001 Plan”). The 2001 Plan provided for the sale or award of common stock, or the grant of non-qualified stock options for the purchase of common stock, up to 5,000,000 shares to our officers, directors, employees and consultants.  Vesting of options granted under the 2001 Plan accelerates upon a change of control or acquisition as defined in the 2001 Plan. The 2001 Plan terminated on December 31, 2004 and no further options have been granted under the 2001 Plan subsequent to that date.  At December 31, 2009, there were 14,250 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 2001 Plan.

Our 2004 Stock Incentive Plan was approved and adopted by the Board on December 31, 2004 (the “2004 Plan”). The 2004 Plan provides for the sale or award of common stock or the grant of non-qualified stock options for the purchase of common stock, up to 7,500,000 shares to our officers, directors, employees and consultants. The Board administers the 2004 Plan, and the terms of grants and awards made pursuant to the 2004 Plan.  Vesting of options granted under the 2004 Plan accelerates upon a change of control or acquisition as defined in the 2004 Plan. The 2004 Plan will terminate on December 31, 2014.  At December 31, 2009, there were 3,197,975 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 2004 Plan.

In April 1995, the Board and stockholders approved our Non-Employee Director Stock Option Plan (the “Director Plan”), which was amended by the Board on June 5, 2002. The Director Plan provided that the Board, at its discretion, was permitted to grant options to non-employee directors, subject to terms and conditions as determined by the Board.  The Director Plan terminated on November 9, 2004, and no further options have been granted under the Director Plan subsequent to that date.  At December 31, 2009, there were 34,000 shares of common stock reserved for issuance upon exercise of outstanding options granted under the Director Plan.

A summary of option activity under the 2004 Plan, 2001 Plan, the 1991 Plan and the Director Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,747,066	$3.40
Granted	1,364,600	0.63
Terminated	(815,384)	2.48
Exercised	(57,125)	0.23

Outstanding at December 31, 2008	3,239,157	2.52
Granted	1,061,050	0.10
Terminated	(800,482)	3.29
Exercised	—	—

Outstanding at December 31, 2009	3,499,725	$1.61

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2009 were 7.00 years and $8,000 respectively.  The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2009 was 6.77 years and $0, respectively.  The weighted average intrinsic value of options outstanding and options vested or expected to vest is $0.

Related information for options outstanding and exercisable as of December 31, 2009 under these option plans is as follows:

Range of exercise prices			Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.09	-	$0.97	2,363,700	7.85	$0.49	906,490	6.13	$0.83
1.01	-	3.14	547,275	6.99	2.00	392,992	6.88	2.01
3.30	–	3.30	333,250	6.16	3.30	308,204	6.16	3.30
3.50	-	7.87	5,500	4.25	3.55	5,281	4.17	3.55
9.13	–	9.13	250,000.14		9.13	250,000.14		9.13

			3,499,725	7.00	$1.61	1,862,967	5.48	$2.61

Options vested or expected to vest			2,959,413	6.38	$1.84	1,862,967		$2.61

In July 2009, we granted options for an aggregate of 64,000 shares to the non-employee members of our Advisory Panel.  The Board of Advisors (BOA) was formed to assist the Company and its management team in the execution of sales, marketing, business development, and operational matters to ensure the success of the Company. These options vest as set forth in the 2004 Plan, with 25% of the shares vesting on the first anniversary of the grant date and 6.25% of the shares vesting every quarter thereafter, as long as a member remains active in the Advisory Panel. The expense related to these options is immaterial, and was included in general and administrative expense on the accompanying consolidated statements of operations.

Savings Plan

We sponsor a savings plan for our employees, which has been qualified under Section 401(k) of the Internal Revenue Code.  Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits.  At the discretion of the Board, we contributed approximately $39,000 and $47,000 to the 401(k) plan in 2009 and 2008, respectively.

Deferred Compensation Plan

Effective March 31, 2006, we adopted the Ezenia Deferred Compensation Plan (the “Plan”). Under this Plan, eligible employees may elect to defer up to 100% of their base and incentive compensation into the Plan. We are under no obligation to establish a fund or reserve in order to pay the benefits under the Plan except in the event of a change in control.  If funded, the plan Trustee makes all investment decisions for the Trust on behalf of the participants. We have not guaranteed a return on investment for the participants, however, all earnings and losses on the Plan assets are borne by the participant.  All contributions and earnings are fully vested to the participant when made but are subject to our creditors in the event of bankruptcy.  As a result, the assets held in the Plan have been recorded as cash equivalents in the consolidated balance sheet with a corresponding liability being recorded as deferred compensation, which is included in employee compensation and benefits in the accompanying consolidated balance sheet.  Interest earned on the Plan assets is recorded as interest income in the consolidated statement of operations. A corresponding entry to deferred compensation is made to increase (decrease) the amounts due the participant resulting from the changes in the asset value with an offsetting charge or credit to general and administrative expense. Investment income (loss) and compensation expense was approximately $47,000 and ($98,000) in the years ended December 31, 2009 and 2008, respectively.

8.             Fair Value Measurements

We measure certain financial assets and liabilities at fair value based on valuation techniques using the best information available, which may include quoted market prices, market comparables, and discounted cash flow projections.  We measure fair value using the framework established by the FASB accounting guidance for fair value measurements and disclosures.  This framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

The valuation techniques are based upon observable and unobservable inputs.  Observable or market inputs reflect market data obtained from independent sources.  Unobservable inputs require management to make certain assumptions and judgments based on the best information available.  Observable inputs are the preferred source of values.  These two types of inputs create the following fair value hierarchy:

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

The only financial instruments reported at fair value are our cash equivalents, which include short-term mutual funds classified as trading securities, and are reported at fair value using Level 1 inputs. The fair value of the short-term mutual funds was $180,000 and $133,000 at December 31, 2009 and 2008, and the unrealized gain (loss) related thereto amounts to $46,000 and ($98,000), and is recorded in cash and cash equivalents, and other income (expense) for the years ended December 31, 2009 and 2008, respectively.

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

The Rights contain certain redemption rights and provisions, as defined in the agreement. On April 21, 2008, we designated 50,000 of our 2,000,000 shares of authorized preferred stock as Series D Junior Participating Preferred Stock.

10.          Related-Party Transactions

During 2007, we engaged the Carmen Group, Inc. (“Carmen Group”) as consultants to assist in the development and implementation of a strategy for marketing our products to Federal purchasers within the Department of Defense and appropriate adjacent markets. The President of the Carmen Group is the son of a member of our Board of Directors. We paid the Carmen Group $275,000 during the year ended December 31, 2008 for consulting services, and this amount is included in general and administrative expense on the accompanying consolidated statements of operations. We terminated the agreement with the Carmen Group during the fourth quarter of 2008.

The total amount paid to the Carmen Group in 2007 and 2008 was approximately $465,000.

Payments to two companies previously owned by our Director Mr. Ronald Breland, Selbre Associates and EC America, amount to approximately $30,000 per year or approximately $180,000 since 2005. The two companies provide General Services Administration (GSA) contract management and consulting in the marketing of our products to the Federal government. These two companies were sold to Immix Group in 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of December 31, 2009, our management, under the supervision and with the participation of both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 as amended, was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in  our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders. Such information is hereby incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders. Such information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders.  Such information is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 regarding our equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by securityholders	3,485,475	(1)	$1.62	4,283,946	(2)

Equity compensation plans not approved by securityholders	14,250	(3)	$0.42	—

Total	3,499,725		$1.61	4,283,946

(1)	Includes 253,500 shares of common stock to be issued upon exercise of outstanding options under the 1991 Plan, 34,000 shares of common stock to be issued upon exercise of outstanding options under the

Director Option Plan, and 3,197,975 shares of common stock to be issued upon exercise of outstanding options under the 2004 Plan.

(2)

Includes 4,283,946 shares of common stock remaining available for future issuance under the 2004 Plan. The 1991 Plan terminated on March 31, 2001, and the 1994 Non-Employee Director Option Plan terminated on November 9, 2004, and no additional options may be granted under these plans.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders. Such information is hereby incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders. Such information is hereby incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents Filed as Part of Form 10-K

1.                                      Consolidated Financial Statements.

The following consolidated financial statements and supplementary data are included in Part II-Item 8 filed as part of this report:

•                  Report of Independent Registered Public Accounting Firm

•                  Consolidated Balance Sheets as of December 31, 2009 and 2008

•                  Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008

•                  Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

3.                                      List of Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(11)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Registrant classifying and designating the Series D Junior Participating Cumulative Preferred Stock.
3.3(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
4.2(12)	Shareholder Rights Agreement, dated as of April 15, 2008, between Ezenia! Inc. and Computershare Trust Company, N.A., as Rights Agent.
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(8)+	2004 Stock Incentive Plan of the Registrant.
10.5(1)	License Agreement dated January 2, 1995 between the Registrant and Datapoint Corporation.
10.6(1)	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.7(2)+	Employment Agreement dated as of November 9, 2007 between the Registrant and Khoa D. Nguyen.
10.8+(13)	First Amendment to Employment Agreement between the Registrant and Khoa D. Nguyen, dated December 11, 2008
10.9(3)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended.

10.10(a)(4)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.
10.10(b)(7)	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government Systems Corporation.
10.11(5)+	2001 Stock Incentive Plan of the Registrant.
10.12(6)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.13(6)	License Agreement dated as of August 1, 2002 between the Registrant and Telecom AS.
10.14(6)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor Tandberg Telecom AS.
10.15(6)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.16(6)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant and Tandberg Telecom AS.
10.17(9)	First Amended and Restated Software Distribution License Agreement dated January 1, 2005 by and between Microsoft Corporation and Ezenia! Inc.
10.18(10)	Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft Corporation and Ezenia! Inc. dated April 2007.
10.19(11)	Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft Corporation and Ezenia! Inc. dated December 2008.
10.20+(13)	The Ezenia! Inc. Deferred Compensation Plan, as amended and restated as of December 11, 2008.
10.21(14)	Indemnification Agreement between the Registrant and each of its directors and executive officers.
21.1	Subsidiaries of the Registrant.
23.2	Consent of Caturano and Company, P.C.
31.1	Consent of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Consent of the Company’s Chief Financial Officer pursuant to 18 U. S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

*	Furnished herewith.
+	Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1.
(2)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on November 14, 2007.
(3)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and

Exchange Commission for the year ended December 31, 2002.
(8)	Incorporated by reference from the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2004.
(9)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2005.
(10)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.
(11)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882)).
(12)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882)).
(13)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZENIA! INC.

By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(Principal executive officer)

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Khoa D. Nguyen	Chairman, Chief Executive Officer, and President (Principal executive officer)	March 30, 2010
Khoa D. Nguyen

/s/ Ronald L. Breland	Director	March 30, 2010
Ronald L. Breland

/s/ Gerald P. Carmen	Director	March 30, 2010
Gerald P. Carmen

/s/ John A. McMullen	Director	March 30, 2010
John A. McMullen

/s/ George Q. Stevens	Director	March 30, 2010
George Q. Stevens

/s/ Thomas J. McCann	Chief Financial Officer	March 30, 2010
Thomas J. McCann	(Principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(11)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Registrant classifying and designating the Series D Junior Participating Cumulative Preferred Stock.
3.3(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
4.2(12)	Shareholder Rights Agreement, dated as of April 15, 2008, between Ezenia! Inc. and Computershare Trust Company, N.A., as Rights Agent.
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(8)+	2004 Stock Incentive Plan of the Registrant.
10.5(1)	License Agreement dated January 2, 1995 between the Registrant and Datapoint Corporation.
10.6(1)	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.7(2)+	Employment Agreement dated as of November 9, 2007 between the Registrant and Khoa D. Nguyen.
10.8+(13)	First Amendment to Employment Agreement between the Registrant and Khoa D. Nguyen, dated December 11, 2008
10.9(3)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended.
10.10(a)(4)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.
10.10(b)(7)	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government Systems Corporation.
10.11(5)+	2001 Stock Incentive Plan of the Registrant.
10.12(6)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.13(6)	License Agreement dated as of August 1, 2002 between the Registrant and Telecom AS.
10.14(6)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor Tandberg Telecom AS.
10.15(6)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.16(6)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant Tandberg Telecom AS.
10.17(9)	First Amended and Restated Software Distribution License Agreement dated January 1, 2005 by and between Microsoft Corporation and Ezenia! Inc.
10.18(10)	Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft Corporation and Ezenia! Inc. dated April 2007.
10.19(11)	Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft Corporation and Ezenia! Inc. dated December 2008.
10.20+(13)	The Ezenia! Inc. Deferred Compensation Plan, as amended and restated as of December 11, 2008.
10.21(14)	Indemnification Agreement between the Registrant and each of its officers and directors.
21.1	Subsidiaries of the Registrant.
23.2	Consent of Caturano and Company, P.C.

31.1	Consent of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Consent of the Company’s Chief Financial Officer pursuant to 18 U. S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.
+	Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1.
(2)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on November 14, 2007.
(3)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and
Exchange Commission for the year ended December 31, 2002.
(8)	Incorporated by reference from the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2004.
(9)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2005.
(10)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.
(11)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882)).
(12)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882)).
(13)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2009.