Form 10-Q
period 2010-03-31
EZENIA INC
filed 2010-05-14
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2010 was 14,658,217.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$3,839	$4,383
Accounts receivable, less allowances of $28 at March 31, 2010 and at December 31, 2009	900	129
Prepaid software licenses	1,442	1,239
Prepaid expenses and other current assets	129	169
Total current assets	6,310	5,920

Deposits	15	15
Capitalized software, net	84	—
Equipment and improvements, net	103	133
Total assets	$6,512	$6,068

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$296	$273
Accrued expenses	1,689	1,627
Accrued restructuring	269	228
Accrued employee compensation and benefits	219	195
Deferred revenue	1,787	876
Total current liabilities	4,260	3,199

Deferred revenue, net of current portion	—	3

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,417,754 issued and 14,658,217 outstanding at March 31, 2010 and December 31, 2009	154	154
Capital in excess of par value	66,588	66,459
Accumulated deficit	(61,545)	(60,802)
Treasury stock at cost, 759,537 shares at March 31, 2010 and December 31, 2009	(2,945)	(2,945)
Total stockholders’ equity	2,293	2,866
Total liabilities and stockholders’ equity	$6,512	$6,068

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Product revenue	$703	$974
Product development revenue	—	15
	703	989
Cost of revenues
Cost of product revenue	245	461
Cost of product development revenue	—	6
	245	467

Gross profit	458	522

Operating expenses
Research and development	215	497
Sales and marketing	266	250
General and administrative	597	612
Depreciation	34	42
Occupancy and other facilities-related expenses	97	64
Total operating expenses	1,209	1,465

Loss from operations	(751)	(943)

Interest income	4	15
Other income (expense)	4	(9)
	8	6

Net loss	$(743)	$(937)

Basic and diluted loss per share:
Basic	$(0.05)	$(0.06)
Diluted	$(0.05)	$(0.06)
Weighted average common shares:
Basic	14,658,217	14,658,217
Diluted	14,658,217	14,658,217

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net loss	$(743)	$(937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34	42
Share-based compensation	130	184
Changes in operating assets and liabilities:
Accounts receivable	(771)	(574)
Prepaid software licenses	(203)	151
Prepaid expenses and other assets	40	11
Accounts payable, accrued expenses, employee and compensation benefits and accrued restructuring	150	28
Deferred revenue	908	792
Net cash used in operating activities	(455)	(303)

Investing activities
Purchases of equipment and improvements	(5)	—
Capitalized software development costs	(84)	—
Net cash used in investing activities	(89)	—

Change in cash and cash equivalents	(544)	(303)
Cash and cash equivalents at beginning of period	4,383	6,774
Cash and cash equivalents at end of period	$3,839	$6,471

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Nature of Business and Basis of Presentation

Ezenia! Inc. (“Ezenia”, “we”, “our”, “us”, or the “Company”) operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.  Founded in 1991, we develop and market products that enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users.  Our products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia and its wholly-owned subsidiaries.  In the opinion of management, these financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although we believe the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenue and expenses during the reported period.  Actual results could differ materially from these estimates.  The accounting policies applied are consistent with those disclosed in Note 2 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The Company has evaluated all events or transactions through the date of this filing.  During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

2.  Revenue Recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training, installation, and consulting.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract period, which is generally one year. Revenue from IWS training, installation, and consulting services is recognized as the services are performed because we believe we have established vendor specific objective evidence of fair value based on the price charged when the services are sold separately.

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

3.  Share-Based Compensation

We account for share-based compensation as costs to be recognized for equity or liability instruments based on the fair value on the grant date, with expense recognized over the periods that an employee provides service in exchange for the award and requires us to estimate forfeitures at the grant date. Total share-based compensation cost was $130,000 and $184,000 for the three months ended March 31, 2010 and 2009, respectively.   In July 2009, the Company granted 64,000 options to non-employees.  The expense related to these options is immaterial, and is included in general and administrative expense on the accompanying condensed consolidated statements of operations.

A summary of stock option activity under all of our stock option plans for the three months ended March 31, 2010 is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Options outstanding, December 31, 2009	3,499,725	$1.61
Granted	80,000	0.11
Exercised	—	—
Canceled	(451,625)	5.25
Options outstanding, March 31, 2010	3,128,100	1.05
Options exercisable, March 31, 2010	1,896,263	$1.44

We estimate the fair value of each option award issued under our stock option plans on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the below table.  Expected volatilities are based on historical volatility of our common stock.  We base the expected term of the options on our historical option exercise data with a minimum life expectancy equal to the vesting period of the option.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of the grant for a term closest to the expected life of the options.

	Three Months Ended March 31,
	2010	2009
Expected volatility	153%	111%-112%
Risk-free interest rate	1.43%	1.28%-1.45%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted for the three months ended March 31, 2010 and 2009 was $0.10 and $0.07 per share, respectively. We estimated forfeitures related to option grants at an annual rate of 15.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized share-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.37 years, amounted to $546,000 at March 31, 2010.

4.  Research and Development Costs

Costs that are incurred internally in researching and developing computer software products are charged to expense until technological feasibility has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products/updates is reached shortly before the products are released to manufacturing.  In the first quarter of 2010, we determined that technological feasibility has been established for our newest product, MxM Secure version 2.0 (“MxM Secure”), and as such have capitalized $84,000 of costs related to the development of the product.  We expect to release  MxM Secure in May 2010, at which point the capitalized costs will be amortized over the expected life of the product.

5.  Nonqualified Deferred Compensation Plan and Fair Value Measurements

In connection with our nonqualified deferred compensation plan (the “Plan”), eligible employees may elect to defer up to 100% of their base and incentive compensation into the Plan. We hold these funds in a rabbi trust managed by a third-party trustee, and we are under no obligation to establish a fund or reserve in order to pay the benefits under the Plan except in the event of a change in control.

The short-term investments held in the rabbi trust are reported at fair value using Level 1 inputs (quoted market values). The unrealized gains (losses) related to the short-term investments held at March 31, 2010 and 2009 were approximately $4,000 and ($9,000), respectively. They are reported as other income (expense), and the changes to the corresponding liability are recorded in general and administrative expenses, in the accompanying condensed consolidated statements of operations. As of March 31, 2010 and December 31, 2009, the fair value of the short-term investments and the corresponding liability was approximately $184,000 and $180,000, respectively.

6.  Earnings Per Share

Shares used in computing basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Basic weighted-average shares outstanding	14,658,217	14,658,217
Dilutive impact from outstanding stock options	—	—
Diluted weighted-average shares outstanding	14,658,217	14,658,217
Outstanding options excluded as impact is anti-dilutive	3,128,100	3,717,675

7.  Commitments and Contingencies

In December 2007, we completed the closure of our Colorado Springs facility and recorded a restructuring reserve to cover the expected lease payments, net of expected sublease proceeds.  A portion of the space is subleased through November 2011 and the remaining portion is currently available for subleasing. Each quarter we record additional occupancy costs, resulting from the difference between the amount of actual sublease income that reduces our liability and the amount of sublease income we estimated when the reserve was established. The amount of these additional occupancy costs is approximately $41,000 for the three months ended March 31, 2010, and the corresponding liability increases the restructuring liability on our condensed consolidated balance sheets. We estimate that we will have to pay $269,000, net of an expected sublease rental, over the remaining lease term. Our gross remaining lease obligation, including estimated operating expense, is approximately $394,000.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado Springs facility for the three months ended March 31, 2010 were as follows (in thousands):

Restructuring balance as of December 31, 2009	$228
Cash payments	—
Additional occupancy costs	41
Restructuring liability at March 31, 2010	$269

We lease our primary facility in Nashua, New Hampshire, under an operating lease which will expire in August 2010. We also have office space in Sterling, Virginia, for our sales force under a lease that will expire in June 2013.  Future minimum lease obligations at March 31, 2010, under all of these non-cancelable operating leases are approximately $46,000 for the remainder of 2010, $98,000 in 2011, $35,000 in 2012 and $18,000 in 2013.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $840,000 and $154,000 of which was satisfied during 2009 and 2008, respectively. The amended agreement requires that we make minimum additional payments of approximately $800,000 and $700,000 during the balance of 2010 and 2011, respectively. In addition to the remaining $1.5 million license purchase commitment, we have approximately $1.1 million of prepaid licenses on hand that have yet to be deployed to customers. As of March 31, 2010, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase commitment reserve that was established during the year ended December 31, 2007, remains appropriate. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth. Actual results may differ materially from management’s estimates.

8. Related-Party Transactions

Payments to two companies previously owned by one of our Directors, Selbre Associates and EC America, amount to approximately $7,500 for each of the periods ended March 31, 2010 and 2009. The two companies provide General Services Administration (“GSA”) contract management and consulting in the marketing of our products to the Federal government. These two companies were sold to Immix Group in 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, strategic initiatives, product development initiatives, product release dates, changes in the competitive landscape, business and industry trends, future financial results, expense control initiatives, changes in and maintenance of our customer base and the potential development of new business, changes in our relationship with Microsoft and related purchase commitment reserve, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our IWS version 3.0 and MxM Secure, version 2.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or product enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. government as our largest customer, budgetary constraints within the defense and intelligence communities or the redirection of such budgeted funds, new product introductions and product enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, and unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Part I-Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in other periodic reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

For the quarter ended March 31, 2010, revenue declined approximately 29% or $286,000 to $703,000, from $989,000 for the same period in 2009.  Our operating loss was approximately $751,000, and our basic loss per share was ($0.05) for the quarter ended March 31, 2010,  compared to an operating loss of $943,000 and basic loss per share of ($0.06) for the quarter ended March 31, 2009.  Revenue relating to our IWS product declined approximately 29% for the quarter ended March 31, 2010 as compared to the same quarter in 2009. The reduction in revenue is primarily attributed to a decrease in renewals and sales from certain DoD customers as well as budgetary consolidations and the promotion of competing solutions by the DISA, including a collaborative product being sponsored and offered for free by the DISA to these customers. Operating expenses for the quarter ended March 31, 2010 totaled $1,209,000, a decline of $256,000 or 17% from the quarter ended March 31, 2009.  While operating expenses as a percentage of revenue increased due to the significant decline in revenue, we continue to focus on expense control. Operating expenses included approximately $164,000 in share-based compensation and depreciation expenses for the quarter ended March 31, 2010 as compared to approximately $226,000 in share-based compensation and depreciation expenses for the same quarter in 2009.

We continue to concentrate on enhancing our existing collaborative situational awareness product and service offerings. We continue our efforts to defend and re-establish our customer base within the military and intelligence community by pursuing new opportunities with various agencies and first responders.  Our sales organization, advisors and partners are focusing on new sales activities in adjacent markets, re-energizing existing partnerships and fostering new relationships with strategic resellers and system integrators.  Competition for the market for multi-media collaboration products, for military and commercial applications, remains highly competitive and has been negatively impacted by current economic and market conditions.

Our goal is to return to profitability as expeditiously as possible, while balancing prudent investments against expense control.  We anticipate continued downward pressure on revenue due to current adverse economic conditions which have lengthened the business development and sales activities on both the federal and commercial segments of our business.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenue:  Revenue declined 29% to approximately $703,000 for the quarter ended March 31, 2010 from approximately $989,000 for the quarter ended March 31, 2009. We believe that the decline in IWS revenue is primarily the result of budgetary consolidations and the promotion of competing solutions by the DISA.  We received no product development revenue for the quarter ended March 31, 2010, as compared to product development revenue of $15,000 for the quarter ended March 31, 2009.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit, as a percentage of revenue, was approximately 65% for the quarter ended March 31, 2010 as compared to approximately 53% for the quarter ended March 31, 2009. This 12% increase in gross profit percentage was primarily due to the decline in costs of third-party software licenses.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 57% to approximately $215,000 for the quarter ended March 31, 2010 from approximately $497,000 for the quarter ended March 31, 2009. This decrease is attributable to reductions in headcount in late 2009 and the capitalization of $84,000 of engineering labor for our  new product, MxM Secure, version 2.0 (“MxM Secure”).

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs, as well as advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased by 6% to approximately $266,000 for the quarter ended

March 31, 2010 from approximately $250,000 for the quarter ended March 31, 2009. The increase is primarily attributable to an increase in consulting expenses offset by a decrease in employee-related headcount costs.

General and Administrative:  General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, human resources, management information systems, legal and investor relations functions, and other administrative fees.  General and administrative expenses were basically flat at approximately $597,000 for the quarter ended March 31, 2010 as compared to approximately $612,000 for the quarter ended March 31, 2009, primarily due to a decline in employee-related compensation costs and share-based compensation costs, offset by an increase in legal expenses.

Occupancy and Other Facilities-Related Expenses:  Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our facilities.  Occupancy costs increased to approximately $97,000 during the three-month period ended March 31, 2010 as compared to approximately $64,000 for the corresponding period of the previous year.  The increase reflects the additional expense related to the vacated Colorado Springs facility, resulting from the difference between estimated and actual sublease income.

Interest Income:  Interest income consists of interest income on cash and cash equivalents. Interest income decreased to approximately $4,000 for the three months ended March 31, 2010 from approximately $15,000 for the three-month period ended March 31, 2009. This decrease is due to a decline in interest rates and a lower average cash balance on hand.

Other Expense:  For the quarter ended March 31, 2010, we had other income of $4,000 compared to other expense of $9,000 for the quarter ended March 31, 2009. The increase is a result of unrealized gains on short-term investments.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents on hand of approximately $3.8 million.  We incurred a loss from operations of approximately $751,000 for the three months ended March 31, 2010, and a net loss for the quarter of approximately $743,000 as compared to a loss from operations of approximately $943,000 and a net loss for the quarter of approximately $937,000 for the three month period ended March 31, 2009.

In the three-month period ended March 31, 2010, we used cash from operations of approximately $455,000 compared to using cash of approximately $303,000 for the three months ended March 31, 2009.   The cash used in operations for 2010 is primarily the result of the net loss and an increase in accounts receivable, prepaid software licenses and deferred revenue. We invested approximately $3,000 in property and equipment and $84,000 in capitalized labor for our new product, MxM Secure

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in August 2010. We also have a lease for office space in Sterling, Virginia, for sales and technical support operations, which expires in June 2013.  We ceased operations at our Colorado Springs facility in the fourth quarter of 2007 and no longer occupy those premises.  We initiated discussions with the landlord and its representatives to negotiate a settlement of the remaining liability under the lease, and ultimately agreed to meet all lease obligation payments.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $840,000 and $154,000 of which was satisfied during 2009 and 2008, respectively.  The amended agreement requires that we make minimum additional payments of approximately $800,000 and $700,000 during the balance of 2010, and 2011, respectively.  In addition to the remaining $1.5 million license purchase commitment, we have approximately $1.1 million of prepaid licenses on hand that have yet to be deployed to customers. As of March 31, 2010, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase commitment reserve established during 2007 remains appropriate. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth. Actual results may differ materially from management’s estimates.

We include standard intellectual property indemnification provisions in our licensing agreements in the ordinary course of business. Pursuant to our product license agreements, we will indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright, or other intellectual property infringement claims by third parties with respect to our products. Other agreements with our customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. Historically, our costs to defend lawsuits or settle claims relating to such indemnification provisions have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

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

Operating costs were in line with our expectations for the three months ended March 31, 2010. Operating costs declined 17% to approximately $1,209,000 for the three months ended March 31, 2010 as compared to approximately $1,465,000 for the three months ended March 31, 2009. Expenses were lower in all areas except for a slight increase in sales expenses, with the largest decline in engineering. The engineering decline was the result of the capitalization of engineering labor for our new product, MxM Secure, and a reduction in employee compensation costs.

Order bookings, which are purchase orders placed by customers, are not recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order.

Our cash balance decreased approximately $544,000 for the three months ended March 31, 2010 with cash on hand at the end of the period of approximately $3.8 million. Management believes that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months.

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

Item 4.   Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For factors that could affect our business, results of operation and financial condition, see the discussion of risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes in these risk factors for the period ended March 31, 2010.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Thomas J. McCann, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification Certification of Thomas J. McCann, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

EZENIA! INC.

(Registrant)

Date: May 14, 2010	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(principal executive officer)

Date: May 14, 2010	By:	/s/ Thomas J. McCann
Thomas J. McCann
Chief Financial Officer and Secretary
(principal financial and accounting officer)