Form 10-K/A
period 2009-12-31
EZENIA INC
filed 2010-07-01
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None.

Ezenia! Inc.

2009 Form 10-K/A Annual Report

The Company’s trademarks include Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad, and Encounter.  All other trademarks referred to in this document are the property of their respective companies.

EXPLANATORY NOTE

Ezenia! Inc. (referred to as the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2009, originally filed on March 31, 2010 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors (the “Board of Directors”) currently consists of seven members, as Robert McFarland resigned from the Board of Directors in December 2009, and Peter Janke and Larry Snyder were appointed to the Board of Directors in June 2010.  The following table sets forth our directors, their ages and the positions currently held by each person within the Company.

Name of Director	Age	Position(s) Held

Gerald P. Carmen	79	Class I Director

Peter Janke (4)	68	Class I Director

Larry Snyder (4)	59	Class I Director

Ronald L. Breland (2)(3)	61	Class II Director

John A. McMullen (1)(2)(3)	68	Class II Director

Khoa D. Nguyen	56	Chairman of the Board of Directors (Class III Director), President, Chief Executive Officer, and Treasurer

George Q. Stevens (1)	64	Class III Director

(1)                                  Members of the Audit Committee

(2)                                  Members of the Compensation Committee

(3)                                  Members of the Nominating Committee

(4)                                  Not appointed to any Board committees as of the date of this filing

GERALD P. CARMEN has been a Class I Director of the Company since February 2005. Mr. Carmen is currently an independent consultant.  As one of the founding partners of the Carmen Group, Inc., Mr. Carmen served as Vice Chairman from 1990 to August 2004.  In 1989, Mr. Carmen served as President and Chief Executive Officer of the Federal Asset Disposition Association, the predecessor of the current Resolution Trust Corporation. From August 1986 to May 1988, Mr. Carmen served as National Chairman for Citizens for America.  Mr. Carmen was appointed by President Reagan to serve as the United States Permanent Representative to the United Nations office and other international organizations in Geneva, Switzerland, from May 1984 to August 1986.  From 1981 to 1984, Mr. Carmen was the Administrator of the General Services Administration.  Mr. Carmen has been a member of the Cabinet Council for Management and Administration, the White House Property Review Board, and the President’s Committee on Arts and Humanities.  Mr. Carmen also served on the board of Star Scientific, Inc.  The Board of Directors believes Mr. Carmen’s qualifications to sit on the Board of Directors include his direct experience within the Federal government and his work with the Carmen Group in assisting other companies in developing strategic relationships within governmental markets, as well as his leadership skills.

PETER JANKE has been a Class I Director of the Company since June 2010. Mr Janke is the Executive Vice President of the Seneca Group, LLC where he launched a consulting practice in corporate restructuring and revitalization.  He has served as CEO of a $40 million client company in a turnaround situation and successfully stabilized it within nine months.  Mr Janke also served as the Chief Operating Officer of Raytheon Information Solutions where he assumed operating control of $300 million Federal Information Technology business scattered among several business units and was chartered to consolidate contracts, business practices, personnel and market strategies. He was also the Senior Vice President of Business Development at STG, Inc. and the Senior Vice President of Marketing & Sales at Litton Information Systems Group. Mr Janke earned a MA at Georgetown, a BA at the University of Wisconsin and has attended the Executive Education Program and Restructurings, Mergers and Acquisitions at the Harvard Business School.  Mr Janke is a Vietnam veteran who served in the US Air Force and carries a current Top Secret clearance. The Board of Directors believes Mr. Janke’s qualifications to sit on the Company’s Board of Directors include his consulting, operational management, and business skills.  Mr. Janke has many years experience in working with the Federal Government and assisting other companies in planning and implementing a turnaround strategies. .

LARRY SNYDER has been a Class I Director of the Company since June 2010.  Mr. Snyder is the Managing Director and principal, Quinault Capital, LLC privately held investment banking and consulting firm. Prior to co-founding Quinault Capital, Mr. Snyder was managing director at CRT Capital an investment banking firm based in Connecticut. His investment experience spans a total of 34 years in financial management, which includes 4 years at Merrill Lynch, 24 years at Refco, and 2 years at Pali Capital. At Refco, he directed the implementation of corporate and union pension securities in excess of $100 billion. Refco’s Pension Investment Monitoring and Evaluation Services portfolios were $400 million to $20 billion in asset size. He previously served on the Washington State University’s Business School Board for over 15 years and Eton Technical Institute’s Board of Directors for 12 years. His professional licenses include Series 3, 6, 7, 24, 26 and 63. Mr. Snyder majored in finance at Montana State University and at Washington State University. The Board of Directors believes Mr. Snyder’s qualifications to sit on the Company’s Board of Directors include his experience in investment banking, financial management and operating experience along with his consulting expertise.

GEORGE Q. STEVENS was named a Class III Director of the Company in June 2009. For over thirty-five years, Mr. Stevens has been extensively involved in mergers and acquisitions and the turn-around of many businesses, including start-ups.  From 1971 to 1986, Mr. Stevens was with American Standard and rose to the rank of President of one of their divisions, with thirteen specialized manufacturing plants.  When the division was sold to facilitate the purchase of Trane in 1985, Mr. Stevens led the acquisition of two plants, energized the operations, and sold them both.  In 1986, Mr. Stevens formed Stevens Information Systems (SIS), which developed the technology used by major investment houses to manage complex retirement plan assets of Fortune 500 companies across the United States and Europe.  In 2004, Mr. Stevens sold SIS and remained as Chairman until early 2005.  In 2005, Mr. Stevens founded Stevens Resource Group (SRG), which specializes in assessments and due diligence of large investment opportunities for multiple investment banking houses, provides business consulting for investment banking and private placement fields, and maintains an extensive finder network throughout the United States, Asia, Europe and the Middle East.  Recently, Mr. Stevens served and has served as officer, director and/or advisor for various companies including Nanonize Technologies, TeknoCreations, Accesskey IP, Adamas Equity Fund, Stealth Equity Fund, and Quinault Capital.  Mr. Stevens has been a guest lecturer for various corporations and universities with an emphasis on the rigor of starting a company, finance and management, and investment banking.  The Board of Directors believes Mr. Stevens’s qualifications to sit on the Board of Directors include his experience in evaluating investment opportunities and his involvement in business turn-around situations, as well as his executive management and operating experience.

RONALD L. BRELAND has been a Class II Director of the Company since September 2004.  Mr. Breland is currently the Vice President of Business Development at IMMIX Group, Inc. and was formerly the President and Chief Executive Officer of EC America and Selbre Associates.  Prior to establishing EC America in March 1998 and Selbre Associates in June 1988, Mr. Breland was Vice President of Marketing and Sales for General Digital Corporation in Rockville, Maryland and, prior to that, Vice President of Sales for Kennedy Company, a division of Allegheny International.  Mr. Breland has over 30 years of experience in contract negotiation and management for both commercial and government markets, development of strategic and tactical marketing programs, engineering development and marketing, and equipment and service sales.  Mr. Breland has developed, supervised and negotiated more than 1,000 government contract programs, and successfully conducted government contract compliance audits for Fortune 100 companies.  Mr. Breland is a Charter Member of the Industry Advisory Council of the Federation of Government Information Processing Councils and the General

Service Administration’s Advisory Council, a premier member of the Coalition for Government Procurement, and a former member of the Baltimore-Washington Minority Economic Development Council.  The Board of Directors believes that Mr. Breland’s qualifications to sit on the Board of Directors include his executive management and marketing experience, as well as his extensive experience in developing, supervising and negotiating government contract programs.

JOHN A. MCMULLEN has been a Class II Director of the Company since April 2005. Mr. McMullen previously served as a director of the Company from February 2000 until August 2003. In September 2003, Mr. McMullen took time off to actively participate in the political process by running for the Senate in the state of Vermont.  Since 1985, Mr. McMullen has been with Cambridge Meridian Group, Inc. and is currently a Managing Principal. Mr. McMullen has over 25 years of experience in financial analysis, acquisition planning, market assessment and research, competitive analysis, and corporate strategy.  In addition, Mr. McMullen taught Business Strategy at Harvard Law School, and has published articles in the fields of management, strategy, and law.  Mr. McMullen also has experience in the investment banking community in New York with Morgan Stanley and Company, worked with the Boston Consulting Group on strategy assignments, and was an engineer with the U.S. Atomic Energy Commission.  Mr. McMullen is a Phi Beta Kappa graduate of Columbia University with B.S. and B.A. degrees in Applied Physics and Engineering, received a J.D. with Honors from the Harvard Law School and a M.B.A. with High Distinction from the Harvard Business School, where he was elected a first year Baker Scholar. Mr. McMullen is a member of the Bars of New York, Massachusetts, and the District of Columbia. In 1982 and 1983, he served on the Governor’s 11 person Advisory Task Force on the Massachusetts Department of Revenue.  Mr. McMullen also served on the board of directors of MRO Software, Inc.  The Board of Directors believes that Mr. McMullen’s qualifications to sit on the Board of Directors include his decades of experience in financial and market analysis and corporate strategy, as well as his financial expertise.

KHOA D. NGUYEN has been a director of the Company since December 1997.  Mr. Nguyen was named President and Chief Executive Officer of the Company effective April 9, 1998 and, from August 2002 until April 2006, he also served as the Company’s Chief Financial Officer and Secretary. Since August 2002, Mr. Nguyen has served as Treasurer of the Company.  Previously, Mr. Nguyen had been Executive Vice President and Chief Operating Officer of the Company from September 1997 to April 1998.  Prior to joining the Company, Mr. Nguyen was employed at PictureTel Corporation, a videoconferencing company, where he served as Chief Technology Officer and General Manager of the Group Systems and Networking Products divisions from February 1994 to August 1996 and as Vice President of Engineering from January 1993 to February 1994.  From August 1991 to December 1992, he was Vice President of Engineering at VTEL Corporation, a videoconferencing company.  Previously, Mr. Nguyen held various research and development positions at IBM Corporation.  The Board of Directors believes Mr. Nguyen’s qualifications to sit on our Board of Directors include his decades of experience in the industry, including 13 years as Chief Executive Officer and/or Chief Operating Officer of the Company, and his deep understanding of our historical and current business strategies, objectives and products.

The Board of Directors has an Audit Committee (the “Audit Committee”), which is comprised of Mr. McMullen and Mr. Stevens.  Mr. McFarland served on the Audit Committee until his resignation in December 2009.  The Audit Committee engages our independent registered public accounting firm, consults with our independent registered public accounting firm concerning the scope of the audit, reviews the results of their examination, reviews and approves any material accounting policy changes affecting our operating results, and reviews the Company’s financial controls.  The Board of Directors has determined that Mr. McMullen is an “audit committee financial expert” as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission.

Our executive officers and their ages are:

Name	Age	Principal Position

Khoa D. Nguyen	56	Chairman, President, Chief Executive Officer, and Treasurer

Thomas J. McCann	65	Chief Financial Officer and Secretary

KHOA D. NGUYEN. See biographical information above for Mr. Nguyen.

THOMAS J. MCCANN has been with the Company since 2005.  In February 2010, Mr. McCann was appointed Chief Financial Officer and Secretary of the Company, with his prior position being the Corporate Controller of the Company.  Prior to joining the Company, Mr. McCann spent 25 years at Digital Equipment Corporation and Hewlett Packard Company in various financial management positions. He also worked in various positions at the Draper Division of Rockwell International.  He has been a member of the American Institute of Certified Public Accountants (AICPA) since 1972.

Mr. McCann replaced Kevin M. Hackett as Chief Financial Officer of the Company.  Mr. Hackett resigned from the Company, effective as of February 12, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Company.  Based on our review of copies of such forms, each officer, director and ten percent (10%) holder complied with his/her obligations in a timely fashion with respect to transactions in our securities during the year ended December 31, 2009.

Code of Conduct

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

ITEM 11.  EXECUTIVE COMPENSATION

Processes and Procedures for Determining Executive Compensation

Compensation Philosophy

Our compensation policies for executive officers are based on the belief that the interests of executives should be closely aligned with those of the our stockholders.  The compensation policies are designed to achieve the following objectives:

•             Offer compensation opportunities that attract highly qualified executives, reward outstanding initiative and achievement and retain the leadership and skills necessary to build long-term stockholder value.

•             Maintain a significant portion of the executives’ total compensation at risk, tied to both the annual and long-term financial performance of the Company and the creation of stockholder value.

•             Further our short and long-term strategic goals and values by aligning executive compensation with business objectives and individual performance.

Compensation Program

Our executive compensation program is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”).  The Compensation Committee is comprised of Mr. Breland and Mr. McMullen, each of whom is independent according to rules of The Nasdaq Stock Market LLC.  The Compensation Committee establishes and administers the Company’s executive compensation policies and plans and administers our stock option and other equity-related employee compensation plans.  The Compensation Committee typically does not retain compensation consultants, but does consider internal and external information in determining officers’ compensation, including outside survey data.

Our executive compensation program has three major integrated components: base salary; cash bonuses; and long-term incentives.

Base Salary.  Base salary levels for executive officers are determined annually by reviewing the competitive pay practices of networking companies of similar size and market capitalization, the skills, performance level and contribution to the business of individual executives and the needs of the Company.  Overall, the Compensation Committee believes that base salaries for our executive officers are competitive with median base salary levels for similar positions in these networking companies.

Cash Incentive Compensation.  Our executive officers are eligible to receive cash incentive awards designed to motivate them to attain short-term and longer-term corporate and individual management goals.  The Compensation Committee establishes annual bonus opportunities for each executive officer in relation to his or her base salary.  Bonuses under this program are based on our attainment of specific performance measures established by the Compensation Committee early in the fiscal year, by the achievement of specified individual objectives, and by the degree to which each executive officer contributes to our overall success and the management team.  In 2009, the formula for the named executive officers’ bonuses was based on a combination of individual objectives and the Company’s revenue and profitability objectives. Because these performance targets were not obtained, no bonuses were awarded for 2009.

Long-Term Incentives.  The Compensation Committee believes that stock options are an appropriate vehicle for compensating its officers and employees.  We provide long-term incentives through our 2004 Stock Incentive Plan.  The purpose of long-term stock options is to create a direct link between executive compensation and increases in stockholder value.  When determining option awards for an executive officer, the Compensation Committee considers the executive’s current contribution to our performance, the anticipated contribution to meeting our long-term strategic performance goals and industry practices and norms.  Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration.  Because the receipt of value by an executive officer under a stock option is dependent upon an increase in the price of our common stock (“Common Stock”), this portion of the executive’s compensation is directly aligned with an increase in stockholder value.

Chief Executive Officer Compensation

The Chief Executive Officer’s base salary, cash incentive awards and long-term incentive compensation are determined by the Compensation Committee, and are based upon the same factors that are employed by the Compensation Committee for executive officers generally. Mr. Nguyen’s base salary for the years ended December 31, 2009 and 2008 was $285,000. The Chief Executive Officer may also be entitled to an annual cash bonus depending on our performance.  No bonuses were awarded in 2009 and 2008. The Compensation Committee, in its sole discretion, determines the amount of any such cash bonus.  Mr. Nguyen has an employment agreement with the Company that is described below under the heading “Potential Payments upon Termination or Change-in-Control”.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the tax deduction to $1,000,000 for compensation paid to certain executives of public companies.  This limitation does not apply to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder.  In any case, the historical combined salary and bonus of each executive officer of the Company has been below the $1,000,000 limit.  The Compensation Committee’s present intention is to structure executive compensation to minimize the application of the deduction limitation of Section 162(m) of the Code unless the Compensation Committee feels the necessary changes in our executive compensation program needed to accomplish this objective would not be in the best interest of the Company or its stockholders.

Summary Compensation Table — 2009

The following table sets forth, for the years ended December 31, 2009 and 2008, the total compensation of our Principal Executive Officer and former Principal Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Option Awards($)(2)	All Other Compensation ($) (3)	Total ($)

Khoa D. Nguyen	2009	285,000	360,304	125,000	770,304
Chairman, President, Chief Executive Officer, and Treasurer	2008	285,000	458,511	125,000	868,511

Kevin M. Hackett (1)	2009	180,000	5,500	—	185,500
Former Chief Financial Officer	2008	43,038	964	—	44,002

(1)           Mr. Hackett joined the Company on October 6, 2008, and resigned in February 2010.

(2)           These amounts represent the aggregate grant date fair value of the option awards in the year in which the grant was made. The assumptions used for calculating the grant date fair value are set forth in Note 7 to our consolidated financial statements included in the Original Report.  The actual amount that will be realized, if any, upon the exercise of an option will depend upon the extent to which the market price of the Common Stock exceeds the option exercise price at the time the option is exercised.  The exercise price of these awards is the market closing price of the Common Stock on the grant date.

(3)           All other compensation for each individual was below $10,000, except for Mr. Nguyen for whom the Company paid life insurance premiums.

Outstanding Equity Awards at Fiscal Year-End Table — 2009

The following table sets forth information concerning unexercised options and equity incentive plan awards for each of the Named Executive Officers outstanding as of December 31, 2009.

All of the options presented below vest over a four-year period with 25% of the shares underlying such options vesting at the end of the first year and the balance of the shares vesting in equal quarterly installments over the next three years.  These options expire on the tenth anniversary of the grant date.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Khoa D. Nguyen	10,958		9.125	02/21/2010 (1)
	500,000		0.97	01/14/2015 (2)
	281,250	18,750	3.30	02/28/2016 (3)
	239,042		9.125	02/21/2010 (4)
	206,250	93,750	2.15	03/08/2017 (5)
	218,750	281,250	0.69	03/13/2018 (6)
		500,000	0.09	02/24/2019 (7)
Kevin M. Hackett	22,500	67,500	0.34	10/06/2018 (8)
		35,000	0.09	02/24/2019 (9)

(1)                    Stock option award for 10,958 shares of the Common Stock was granted on 02/21/2000.  This option expired in February 2010.

(2)                    Stock option award for 500,000 shares of the Common Stock was granted on 01/14/2005.  All of the shares underlying this grant have vested.

(3)                    Stock option award for 300,000 shares of the Common Stock was granted on 02/28/2006.  25% of the shares underlying the award vested on 02/28/2007, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.

(4)                    Stock option award for 239,042 shares of the Common Stock was granted on 02/21/2000.  This option expired in February 2010.

(5)                    Stock option award for 300,000 shares of the Common Stock was granted on 03/08/2007.  25% of the shares underlying the award vested on 03/08/2008, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.

(6)                    Stock option award for 500,000 shares of the Common Stock was granted on 03/31/2008.  25% of the shares underlying the award vested on 02/24/2010, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.

(7)                    Stock option award for 500,000 shares of the Common Stock was granted on 02/24/2009.  25% of the shares underlying the award vested on 02/24/2010, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.

(8)                    Stock option award for 90,000 shares of the Common Stock was granted on 10/06/08. 25% of the shares underlying the award vested on 10/06/2009, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.  Vesting terminated when Mr. Hackett resigned from the Company in February 2010. All rights to purchase shares under this option have been terminated.

(9)                    Stock option award for 35,000 shares of the Common Stock was granted on 02/24/2009.  25% of the shares underlying the award vested on 02/24/2010, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.  Vesting terminated when Mr. Hackett resigned from the Company in February 2010. All rights to purchase shares under this option have been terminated.

Other Compensation Related Information

Benefit Plans

2004 Stock Incentive Plan.  We currently maintain the 2004 Stock Incentive Plan (the “2004 Plan”). The purpose of the 2004 Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentives to certain employees, officers, directors, and consultants to contribute to our success.  We may issue stock options, restricted stock awards and/or stock grants pursuant to the 2004 Plan.

Savings Plan.  We also sponsor a savings plan for our employees, which has been qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”).  Eligible employees are permitted to contribute to the 401(k) Plan through payroll deductions within statutory and plan limits.  Company contributions are made at the discretion of the Board of Directors.  Beginning in 1997, the Board of Directors authorized the Company to match a portion of its employees’ contributions to the 401(k) Plan, and, in fiscal years 1997 through 2009, we made a matching contribution of thirty percent (30%) of each employee’s contributions to the extent the employee’s contribution equaled five percent (5%) or more of such employee’s gross compensation.

Nonqualified Deferred Compensation — 2009

Deferred Compensation Plan.  Effective March 31, 2006, we adopted the Ezenia Deferred Compensation Plan (the “Plan”). Under this Plan, eligible employees may elect to defer up to 100% of their base and incentive compensation into the Plan. We are under no obligation to establish a fund or reserve in order to pay the benefits under the Plan except in the event of a change in control.  If funded, the plan Trustee makes all investment decisions for the Trust on behalf of the participants. We have not guaranteed a return on investment for the participants, however, all earnings and losses on the Plan assets are borne by the participants.  All contributions and earnings are fully vested to the participant when made but are subject to our creditors in the event of bankruptcy.

Name	Executive Contributions in 2009 ($)	Registrant Contributions in 2009 ($)	Aggregate Gains In 2009 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At December 31, 2009 ($)
Khoa D. Nguyen	—	—	46,514	—	180,013

Mr. Nguyen is the only employee who participates in the Plan, and he only contributed to the Plan in 2006.  The 2006 contribution of $180,000 was valued at $180,013 as of December 31, 2009.

Potential Payments upon Termination or Change-in-Control

In 2007, we entered into a new employment agreement with Mr. Nguyen.  Under the employment agreement, Mr. Nguyen is entitled to a base salary at an annual rate to be established by the Board of Directors and is eligible to receive additional cash compensation under our annual incentive plan based upon specific financial and/or other targets as approved by the Compensation Committee. Mr. Nguyen is also eligible to participate in the employee benefit plans and executive compensation programs maintained by the Company applicable to other key executives of the Company.  In addition, we have agreed to procure life insurance coverage on behalf of Mr. Nguyen in the amount of $1.75 million.

In the event that Mr. Nguyen’s employment is terminated without cause (as defined in the employment agreement) or Mr. Nguyen resigns on account of a change of status (as defined in the employment agreement), Mr. Nguyen is entitled to receive an amount equal to two times (1) the highest annual salary in effect for him during the 12-month period immediately preceding the date of termination and (2) his current targeted annual incentive bonus (as defined in the employment agreement) (or, if no annual incentive bonus is then in effect, then the highest annual incentive bonus or other aggregate bonus(es) actually paid to Mr. Nguyen in any of the three preceding fiscal years of the Company).  In addition, all options and restricted stock awards held by Mr. Nguyen under the Company’s stock option plans shall become fully vested and exercisable.  Mr. Nguyen and his spouse are also entitled to be covered under the Company’s medical insurance plans for their lives.

In the event that Mr. Nguyen’s employment with the Company terminates due to his death prior to termination without cause or due to a change of status, Mr. Nguyen’s spouse or beneficiaries are entitled to receive a lump sum payment equal to what Mr. Nguyen would have received if his employment had been terminated without cause as described above.

If we terminate Mr. Nguyen’s employment other than for cause either in anticipation of or as required to accomplish a change of control (as defined in the employment agreement) or within 24 months after a change of control, or Mr. Nguyen resigns on account of a change in status within 24 months of a change of control, Mr. Nguyen is entitled to receive a severance payment equal to four times the sum of (1) Mr. Nguyen’s base compensation for our fiscal year then in effect or if greater, Mr. Nguyen’s base compensation for our fiscal year immediately preceding the year in which such termination occurs, plus (2) Mr. Nguyen’s annual target incentive bonus for the fiscal year then in effect (or, if no target incentive bonus is in effect for such year, then the highest annual incentive bonus or other aggregate bonus(es) actually paid to Mr. Nguyen in any of the three preceding fiscal years). Effective upon a change of control, all options and restricted stock awards held by Mr. Nguyen under any of our stock option plans shall become exercisable and vested in full.  Mr. Nguyen and his spouse are also entitled to be covered under our medical insurance plans for their lives.  In addition, Mr. Nguyen is entitled to receive a tax gross-up payment from the Company to cover any excise taxes imposed by Section 280G of the Code.

In addition, the Company has entered into severance agreements with Mr. McCann and certain members of senior management. If the individual’s employment is terminated by the Company without “cause”, or the individual terminates his employment for “good reason”, then the individual will be entitled to receive salary continuation for six months, as well as the right to participate in the Company’s health, dental and vision programs during such six-month period. However, if the individual commences any employment or self-employment prior to the completion of such six-month period, such salary continuation and other benefits will cease.

Compensation of Directors

The following table sets forth, for the fiscal year ended December 31, 2009, the total compensation of the non-management members of the Board of Directors. Compensation of the management member of the Board of Directors is set forth in the Summary Compensation Table.

Director Compensation Table - 2009

	Fees
	Earned
	or Paid	Option
	in Cash	Awards	Total
Name	($) (1)	($) (2) (3)	($)
Ronald L. Breland	12,500	9,926	22,426
Gerald P. Carmen	15,000	10,055	25,055
Robert N. McFarland (4)	14,000	12,242	26,242
John A. McMullen	13,500	12,841	26,341
George Q. Stevens	10,000	1,445	11,445

(1)   We pay each non-employee director a fee of $3,000 per meeting of the Board of Directors attended in person or $500 for each meeting attended remotely.  We also pay each non-employee director $500 for each meeting of the Audit Committee, Compensation Committee, and Nominating Committee attended by such director.

(2)   Initially, each non-employee director who joins the Board of Directors receives an option to purchase 35,000 shares of Common Stock.  In fiscal year 2009, Mr. Stevens received an option to purchase 35,000 shares at a price of $0.17 per share.  All other directors received an option to purchase 15,000 shares at a price of $0.09 per share in

2009. Each of these options becomes exercisable over a four-year period with 25% of the shares underlying such options vesting each year.  Such option grants have a term of ten years.

(3)   These amounts represent the aggregate grant date fair value of the option awards in the year in which the grant was made. The assumptions used for calculating the grant date fair value are set forth in Note 7 to our consolidated financial statements included in the Original Report.  The exercise price of these options is based upon the closing price of the Common Stock on the grant date.  The actual amount that will be realized, if any, upon an exercise of an option will depend upon the extent to which the market price of the Common Stock exceeds the option exercise price at the time the option is exercised.

(4)   Mr. McFarland resigned in December 2009.

(5)   The stock options outstanding at December 31, 2009 for each of the non-employee directors were as follows: Mr. Breland, options to purchase 83,000 shares; Mr. Carmen, options to purchase 80,000 shares; Mr. McFarland, options to purchase 24,750 shares; Mr. McMullen, options to purchase 80,000 shares; and Mr. Stevens, options to purchase 35,000 shares.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of May 27, 2010 by (1) each person who is known by the Company to own beneficially more than five percent of the Common Stock, (2) each member of the Board of Directors, (3) each of the Named Executive Officers (as defined under “Summary Compensation Table” below) and (4) all directors and executive officers as a group.  The address for each stockholder is c/o Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, New Hampshire 03063. Except as noted below, each stockholder has sole voting and investment power with respect to the shares listed.

	Shares Beneficially Owned
Directors, Officers and 5% Stockholders	Number	Percent (1)
Hummingbird Management LLC	1,586,484	10.22%

Khoa D. Nguyen (2)	2,564,994	15.19%
Ronald L. Breland (3)	94,375	*
Gerald P. Carmen (4)	84,375	*
John A. McMullen (5)	84,375	*
Kevin M. Hackett (6)	1,000	*
George Q. Stevens (7)	84,000	*
Peter Janke	0	*
Larry Snyder	0	*
All executive officers and directors as a group (9 persons) (8)	3,047,064	17.79%

*Less than 1%

(1)                      Percentages are calculated on the basis of 15,526,820 shares of Common Stock outstanding as of May 27, 2010. The total number of shares outstanding used in calculating the percentage also assumes that only the currently exercisable options or options which become exercisable within 60 days of May 27, 2010, held by the person to acquire shares of Common Stock are exercised, but does not include the number of shares of Common Stock underlying options held by any other person.

(2)                      Includes 1,356,250 shares that Mr. Nguyen has the right to acquire within 60 days of May 27, 2010 by the exercise of stock options.

(3)                      Includes 87,375 shares that Mr. Breland has the right to acquire within 60 days of May 27, 2010 by the exercise of stock options.

(4)                      Includes 59,375 shares that Mr. Carmen has the right to acquire within 60 days of May 27, 2010 by the exercise of stock options.

(5)                      Includes 55,625 shares that Mr. McMullen has the right to acquire within 60 days of May 27, 2010 by the exercise of stock options.

(6)                      Mr. Hackett resigned in February 2010.

(7)                      Includes 14,000 shares that Mr. Stevens has the right to acquire within 60 days of May 27, 2010 by the exercise of stock options.

(8)                      Includes 1,604,970 shares that directors and executive officers of the Company have the right to acquire within 60 days of May 27, 2010 by the exercise of stock options.

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

A description of these equity incentive plans is included in Note 7 to our consolidated financial statements set forth in the Original Report.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2007, we engaged Carmen Group, Inc. as consultants to develop and implement a strategy for marketing our products to Federal purchasers within the Department of Defense and appropriate adjacent markets.  The President of the Carmen Group is the son of a member of the Board of Directors. The agreement was terminated in November 2008.  During 2008, we paid the Carmen Group, Inc. $275,000 for consulting services.

Director Independence

The Board of Directors has determined that all of the members of the Board of Directors are currently “independent directors” as defined by the independence rules of The Nasdaq Stock Market LLC, with the exceptions of (a) Mr. Nguyen, who is the Company’s Chief Executive Officer, and (b) Mr. Carmen, due to a consulting arrangement between the Company and the Carmen Group, the president of which is Mr. Carmen’s son, from 2007 through 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee voted to engage Caturano & Company, P.C. (“Caturano”) as the Company’s independent public accountants, to audit the financial statements of the Company and its subsidiaries for the fiscal years ending December 31, 2009 and 2008.

Audit Fees

The fees billed for professional services rendered by Caturano for the audit of our annual financial statements were approximately $123,700 and $146,500, respectively, for the fiscal years ended December 31, 2009 and 2008. The aggregate fees billed for professional services rendered by Caturano includes the reviews of the financial statements included in our quarterly reports on Form 10-Q.

Audit Related Fees

We had no audit related fees for 2009 and 2008.

Tax Fees

We had no tax related fees for 2009 and 2008.

All Other Fees

We had no other fees for 2009 and 2008.

A summary of the fees paid to Caturano for the fiscal years ended December 31, 2009 and 2008 is set forth below:

	Fiscal Year	% of	Fiscal Year	% of
Fee Category	2009	Total	2008	Total
Audit Fees	$123,700	100%	$146,500	100%
Audit-Related Fees	—	—	—	—
All Other Fees -	—	—	—	—
Total Fees	$123,700	100%	$146,500	100%

All of the services provided by Caturano were approved by the Audit Committee.  The Company’s policy on auditor independence does not permit the employment of its independent auditor for material non-audit related services, except for services which are incidental and directly related to audit activities and tax-related activities.

PART IV

ITEM 15.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents Filed as Part of Form 10-K/A

1.                                      Consolidated Financial Statements.

None.

2.                                      Financial Statement Schedule.

None.

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
10.18(10)

1, 2005 by and between Microsoft Corporation and Ezenia! Inc. Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft Corporation and Ezenia! Inc. dated April 2007.

10.19(11)	Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft Corporation and Ezenia! Inc. dated December 2008.
10.20+(13)	The Ezenia! Inc. Deferred Compensation Plan, as amended and restated as of December 11, 2008.
10.21(14)	Indemnification Agreement between the Registrant and each of its directors and executive officers.
21.1 (15)	Subsidiaries of the Registrant.
23.2 (15)	Consent of Caturano and Company, P.C.
31.1	Consent of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Consent of the Company’s Chief Financial Officer pursuant to 18 U. S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

*	Previously furnished.

+	Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1.
(2)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on November 14, 2007.
(3)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.
(8)	Incorporated by reference from the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2004.
(9)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2005.
(10)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.
(11)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882)).
(12)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882)).
(13)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the

Securities and Exchange Commission for the year ended December 31, 2008.
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2009.
(15)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZENIA! INC.

By:	\s\ Thomas J. McCann
Thomas J. McCann
Chief Financial Officer

Date: July 1, 2010

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
10.18(10)

1, 2005 by and between Microsoft Corporation and Ezenia! Inc. Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft Corporation and Ezenia! Inc. dated April 2007.

10.19(11)	Amendment to First Amended and Restated Software Distribution License Agreement by and between Microsoft Corporation and Ezenia! Inc. dated December 2008.
10.20+(13)	The Ezenia! Inc. Deferred Compensation Plan, as amended and restated as of December 11, 2008.
10.21(14)	Indemnification Agreement between the Registrant and each of its officers and directors.
21.1 (15)	Subsidiaries of the Registrant.
23.2 (15)	Consent of Caturano and Company, P.C.

31.1	Consent of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Consent of the Company’s Chief Financial Officer pursuant to 18 U. S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously furnished.
+	Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1.
(2)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on November 14, 2007.
(3)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001.
(5)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.
(8)	Incorporated by reference from the Company’s Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2004.
(9)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2005.
(10)	Incorporated by reference from the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.
(11)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882)).
(12)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882)).
(13)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2009.
(15)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2009.