Form 10-Q
period 2010-06-30
EZENIA INC
filed 2010-08-16
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2010 was 15,558,070.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$4,336	$4,203
Marketable securities	164	180
Accounts receivable, less allowances of $9 at June 30, 2010 and $28 at December 31, 2009	156	129
Prepaid software licenses	1,605	1,239
Prepaid expenses and other current assets	112	169
Total current assets	6,373	5,920

Deposits	29	15
Capitalized software, net	130	—
Equipment and improvements, net	73	133
Total assets	$6,605	$6,068

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$354	$273
Accrued expenses	1,837	1,627
Accrued restructuring	119	228
Accrued employee compensation and benefits	225	195
Deferred revenue	1,665	876
Total current liabilities	4,200	3,199

Deferred revenue, net of current portion	665	3

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,558,070 issued and 14,658,217 outstanding at June 30, 2010 and December 31, 2009	163	154
Capital in excess of par value	66,835	66,459
Accumulated deficit	(62,313)	(60,802)
Treasury stock at cost, 759,537 shares at June 30, 2010 and December 31, 2009	(2,945)	(2,945)
Total stockholders’ equity	1,740	2,866
Total liabilities and stockholders’ equity	$6,605	$6,068

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Product revenue	$718	$888	$1,421	$1,862
Product development revenue	—	19	—	34
	718	907	1,421	1,896
Cost of revenues
Cost of product revenue	277	391	520	851
Cost of product development revenue	—	8	—	14
	277	399	520	865

Gross profit	441	508	901	1,031

Operating expenses
Research and development	252	462	467	960
Sales and marketing	307	284	572	534
General and administrative	545	654	1,142	1,266
Depreciation	34	43	68	85
Occupancy and other facilities-related expenses	56	67	154	132
Total operating expenses	1,194	1,510	2,403	2,977

Loss from operations	(753)	(1,002)	(1,502)	(1,946)

Interest income	4	14	7	30
Other income (expense)	(20)	24	(16)	14
	(16)	38	(9)	44

Net loss	$(769)	$(964)	$(1,511)	$(1,902)

Basic and diluted loss per share:
Basic	$(0.05)	$(0.07)	$(0.10)	$(0.13)
Diluted	$(0.05)	$(0.07)	$(0.10)	$(0.13)
Weighted average common shares:
Basic	15,214,674	14,658,217	14,937,983	14,658,217
Diluted	15,214,674	14,658,217	14,937,983	14,658,217

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net loss	$(1,511)	$(1,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68	85
Share-based compensation	290	371
Reversal of bad debt reserve	(19)	—
(Gain) loss on marketable securities	16	(14)
Changes in operating assets and liabilities:
Accounts receivable	(8)	430
Prepaid software licenses	(366)	215
Prepaid expenses and other assets	57	26
Accounts payable, accrued expenses, employee and compensation benefits and accrued restructuring	212	2
Deferred revenue	1,451	434
Net cash provided by (used in) operating activities	190	(353)

Investing activities
Purchases of equipment and improvements	(8)	(1)
Deposits	(14)	—
Capitalized software development costs	(130)	—
Net cash used in investing activities	(152)	(1)

Financing activities
Proceeds from stock issued under employee benefit plans	95	—
Net cash provided by financing activities	95	—

Change in cash and cash equivalents	133	(354)

Cash and cash equivalents at beginning of period	4,203	6,641
Cash and cash equivalents at end of period	$4,336	$6,287

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Nature of Business and Basis of Presentation

Ezenia! Inc. (“Ezenia”, “we”, “our”, “us”, or the “Company”) operates in one business segment, which is the design, development, manufacturing, marketing and sale of conferencing and real-time collaboration solutions for corporate and governmental networks and eBusiness.  Founded in 1991, our products enable organizations to provide high-quality group communication and collaboration capabilities to commercial, governmental, consumer and institutional users.  Our products allow individuals and groups, regardless of proximity constraints, to interact and share information in a natural, spontaneous way — voice-to-voice, face-to-face, mouse-to-mouse, keyboard-to-keyboard, flexibly, securely and in real time.  Using our products, individuals can interact through a natural meeting experience, allowing groups to work together effectively and disseminate vital information quickly in a secure environment.

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

3.  Share-Based Compensation

We account for share-based compensation as costs to be recognized for equity or liability instruments based on the fair value on the grant date, with expense recognized during the period over which an employee provides service in exchange for the award.  We estimate forfeitures at the grant date. Total share-based compensation cost was $160,000 and $187,000 for the three months ended June 30, 2010 and 2009, respectively, and $290,000 and $371,000 for the six months ended June 30, 2010 and 2009, respectively.

A summary of stock option activity under all of our stock option plans for the six months ended June 30, 2010 is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Options outstanding, December 31, 2009	3,499,725	$1.61
Granted	80,000	0.11
Exercised	—	—
Canceled	(451,625)	5.25
Options outstanding, March 31, 2010	3,128,100	1.05
Granted	1,062,000	0.12
Exercised	(899,853)	0.11
Canceled	(136,975)	0.28
Options outstanding, June 30, 2010	3,153,272	1.04
Options exercisable, June 30, 2010	1,953,718	1.44

We estimate the fair value of each option award issued under our stock option plans on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the below table.  Expected volatilities are based on historical volatility of our common stock.  We base the expected term of the options on our historical option exercise data with a minimum life expectancy equal to the vesting period of the option.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of the grant for a term closest to the expected life of the options.

	Six Months Ended June 30,
	2010	2009
Expected volatility	153%-174%	97%-112%
Risk-free interest rate	1%-1.63%	1.52%-3.35%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted for the three months ended June 30, 2010 and 2009 was $0.11 and $0.13 per share, respectively. The weighted average estimated fair value of options granted for the six months ended June 30, 2010 and 2009 was $0.11 and $0.07 per share, respectively. We estimated forfeitures related to option grants at an annual rate of 15 percent.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized share-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.38 years, amounted to $463,000 at June 30, 2010.

4.  Research and Development Costs

Costs that are incurred internally in researching and developing computer software products are charged to expense until technological feasibility has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing.  In the first quarter of 2010, we determined that technological feasibility had been established for our newest product, MxM Secure version 2.0 (“MxM Secure”), and as such have capitalized $46,000 and $130,000 during the three and six months ended June 30, 2010, respectively, of costs related to the development of the product.  The capitalized costs will be amortized over the expected life of the product of three years.

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

These short-term investments are held in a rabbi trust and are reported at fair value using Level 1 inputs (quoted market values) as marketable securities on the accompanying condensed consolidated balance sheets. The unrealized gains (losses) related to the short-term investments for the six months ended June 30, 2010 and 2009 were approximately ($16,000) and $14,000, respectively. The unrealized gains (losses) related to the short-term investments for the three months ended June 30, 2010 and 2009 were approximately ($20,000) and $24,000, respectively. They are reported as other income (expense), and the changes to the corresponding liability are recorded in general and administrative expenses, in the accompanying condensed consolidated statements of operations. As of June 30, 2010 and December 31, 2009, the fair value of the short-term investments and the corresponding liability was approximately $164,000 and $180,000, respectively.

6.  Earnings Per Share

Shares used in computing basic and diluted earnings per share for the three and six months June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic weighted-average shares outstanding	15,214,674	14,658,217	14,937,983	14,658,217
Dilutive impact from outstanding stock options	—	—	—	—
Diluted weighted-average shares outstanding	15,214,674	14,658,217	14,937,983	14,658,217
Outstanding options excluded as impact is anti-dilutive	3,153,272	3,604,700	3,153,272	3,604,700

7.  Commitments and Contingencies

In December 2007, we completed the closure of our Colorado Springs facility and recorded a restructuring reserve to cover the remaining lease payments, net of estimated sublease proceeds.  Each quarter we record additional occupancy costs, resulting from the difference between the amount of actual sublease income that reduces our liability and the amount of sublease income we estimated when the reserve was established. The amount of these additional occupancy costs is approximately $41,000 for the six months ended June 30, 2010, and the corresponding liability increases the restructuring liability on our condensed consolidated balance sheets. We estimate that we will have to pay $119,000, net of an expected sublease rental, over the remaining lease term. Our gross remaining lease obligation, including estimated operating expense, is approximately $235,000.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado Springs facility for the six months ended June 30, 2010 were as follows (in thousands):

Restructuring balance as of December 31, 2009	$228
Cash payments	(150)
Additional occupancy costs	41
Restructuring liability at June 30, 2010	$119

We lease our primary facility in Nashua, New Hampshire, under an operating lease which we have just extended until August 2012. We also have office space in Sterling, Virginia, for our sales force under a lease that will expire in June 2013.  Future minimum lease obligations at June 30, 2010, under all of these non-cancelable operating leases are approximately $54,000 for the remainder of 2010, $70,000 in 2011, $60,000 in 2012 and $18,000 in 2013.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $1.5 million of which was satisfied as of June 30, 2010. The amended agreement requires that we make minimum additional payments of approximately $540,000 and $700,000 during the balance of 2010 and 2011, respectively. In addition to the remaining $1.2 million license purchase commitment, we have approximately $1.1 million of prepaid licenses on hand that have yet to be deployed to customers. As of June 30, 2010, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase commitment reserve that was established during the year ended December 31, 2007, remains appropriate. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth. Actual results may differ materially from management’s estimates.

8. Related-Party Transactions

Payments to two companies previously owned by one of our Directors, Selbre Associates and EC America, amount to approximately $15,000 for each of the six month periods ended June 30, 2010 and 2009. The two companies provide General Services Administration (“GSA”) contract management and consulting in the marketing of our products to the Federal government. These two companies were sold to Immix Group in 2009.

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

Overview

For the quarter ended June 30, 2010, revenue declined approximately 19% as compared to the same period in 2009, operating loss was approximately ($753,000), and basic loss per share was ($0.05), an improvement of $0.02 per share, when compared to the ($0.07) loss per share for the quarter ended June 30, 2009.  Revenue relating to our Infoworkspace, or IWS, product declined approximately 21% for the quarter ended June 30, 2010 as compared to the same period in 2009. Product development revenue was $19,000 for the quarter ended June 30, 2009 with no product development revenue in the same period in 2010.  The reduction in revenue is primarily attributed to a decrease in renewals and sales from certain Department of Defense, or DoD, customers as well as budgetary consolidations and the promotion of competing solutions by the Defense Information Systems Agency, or DISA, including a collaborative product being sponsored and offered for free by the DISA to these customers. Even with this decline in revenue, we experienced a modest increase (approximately 3%) in cash on hand from $4.2 million at December 31, 2009 to approximately $4.3 million for the quarter ended June 30, 2010.  The preservation of cash was accomplished through our efforts to collect accounts receivables and vigilance over expenses. Operating expenses as a percentage of revenue remained constant at approximately 166% for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009.  While the expense ratios were unfavorable due to the decline of revenue, we continued to focus on expense control, with operating expenses decreasing to approximately $1.2 million (including approximately $194,000 in share-based compensation and depreciation expenses) for the quarter ended June 30, 2010 as compared to approximately $1.5 million (including approximately $230,000 in share-based compensation and depreciation expenses) for the same quarter in 2009.

We continue to concentrate on enhancing our existing collaborative situational awareness product and service offerings. We continue our efforts to defend and re-establish our customer base within the military and intelligence community by pursuing new opportunities with various agencies and first responders.  Our sales organization, advisors and partners are focusing on new sales activities in adjacent markets, re-energizing existing partnerships and fostering new relationships with strategic resellers and system integrators.  Competition for the market for multi-media collaboration products, for military and commercial applications, however, remains highly competitive and has been negatively impacted by current economic and market conditions.

In May we announced our new MxM Secure software product dedicated to real-time secure messaging and information sharing for both the commercial and federal markets.   MxM Secure is the culmination of over four years of development and incorporates all of our knowledge and experience into an intuitive, secure and elegant product for both marketplaces.  The lessons learned from the deployment over the last ten years of the Company’s flagship product line, InfoWorkSpace, for use by the DoD and intelligence agencies has been leveraged at every possible opportunity.  Architected and designed from the ground up, MxM Secure provides granular depth and flexible breadth of data protection and audit capabilities with extensive security capabilities as robust as in InfoWorkSpace.  However, MxM Secure is optimized for simplicity of use, user configurable graphical user interface, adaptable configuration of functionality, and ease of deployment either on premise or hosted models of deployment/use.

MxM Secure is an ideal fit for organizations that want to communicate and collaborate in real-time but need to satisfy regulatory compliance or for those organizations with a keen and urgent interest in securing company information such as trade secrets, sensitive negotiations, corporate policies, privacy concerns, and/or protection of their corporate digital reputation.

Our goal is to return to profitability as expeditiously as possible, while balancing prudent investments against expense control.  We anticipate continued downward pressure on revenue due to current adverse economic conditions which have lengthened the business development and sales activities on both the federal and commercial segments of our business.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenue:  Product revenue declined 19% to approximately $718,000 for the quarter ended June 30, 2010 from approximately $888,000 for the quarter ended June 30, 2009. We believe that the decline in IWS revenue is primarily the result of budgetary constraints and uncertainties within the DoD, as well as the redirection of information technology, or IT, purchases due to the Net-Centric Enterprise Services, or NCES, programs administered by DISA as described above.  We received no product development revenue for the quarter ended June 30, 2010, as compared to product development revenue of $19,000 for the quarter ended June 30, 2009.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 61% for the quarter ended June 30, 2010 as compared to approximately 56% for the quarter ended June 30, 2009. The 5% increase in gross profit percentage was primarily due to the decline in costs of third-party software licenses.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 45% to approximately $252,000 for the quarter ended June 30, 2010 from approximately $462,000 for the quarter ended June 30, 2009. This decrease is attributable to reductions in headcount in late 2009 and the capitalization of $46,000 of engineering labor for our new product, MxM Secure.

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased by 8% to approximately $307,000 for the quarter ended June 30, 2010 from approximately $284,000 for the quarter ended June 30, 2009. The increase is primarily attributable to a decrease in sales and marketing headcount resulting in a decrease in employee-related compensation costs offset by the addition of consultants to expand our presence in the market and the launching of our new product MxM Secure.

General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses declined by 17% to approximately $545,000 for the quarter ended June 30, 2010 as compared to approximately $654,000 for the quarter ended June 30, 2009, primarily due to a decline in compensation costs and life insurance expenses offset by higher legal expenses associated with our Colorado lease negotiations.

Occupancy and Other Facilities-Related Expenses:  Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and sales office located in Sterling, Virginia.  Occupancy costs decreased by 16% to approximately $56,000 during the three-month period ended June 30, 2010 as compared to approximately $67,000 for the corresponding period of the previous year.  The decrease in spending was primarily due to a reduction in operating expenses- insurance, supplies, heat and light.

Interest Income:  Interest income consists of interest income on cash and cash equivalents. Interest income decreased to approximately $4,000 for the three months ended June 30, 2010 from approximately $14,000 for the three-month period ended June 30, 2009. This decrease is due to a decline in interest rates and a lower average cash balance on hand.

Other Income (Expense):  For the quarter ended June 30, 2010, we had other expenses of $20,000 compared to other income of $24,000 for the quarter ended June 30, 2009. This difference results from unrealized gains (losses) on short-term investments.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenue:   Revenue declined 25% to approximately $1.4 million for the six months ended June 30, 2010 from approximately $1.9 million for the six months ended June 30, 2009.  We believe that the decline in IWS revenue is primarily the result of budgetary constraints and uncertainties within the DoD, as well as the redirection of IT purchases due to the NCES programs administered by DISA as described above.  We received no product development revenue for the six months ended June 30, 2010, as compared to product development revenue of $34,000 for the six months ended June 30, 2009.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 63% for the six months ended June 30, 2010 as compared to approximately 54% for the six months ended June 30, 2009. The 9% increase in gross profit percentage was primarily due to the decline in costs of third-party software licenses.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 51% to approximately $467,000 for the six months ended June 30, 2010 from approximately $960,000 for the six months ended June 30, 2009. This decrease is attributable to reductions in headcount in late 2009 and the capitalization of $130,000 of engineering labor for our new product, MxM Secure.

Sales and Marketing:   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased by 7%, to approximately $572,000 for the six months ended June 30, 2010 from approximately $534,000 for the six months ended June 30, 2009, due to a decline in employee-related compensation costs offset by the addition of consultants to expand our presence in the market and the launching of our new product MxM Secure.

General and Administrative:   General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses declined by approximately 10% to $1,142,000 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 of approximately $1,266,000. The decline in expenses was primarily due to declines in employee-related compensation costs offset by increases in legal expenses associated with our Colorado lease negotiations.

Occupancy and Other Facilities-Related Expenses:   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility in Nashua, New Hampshire, and our sales office in Sterling, Virginia.  Occupancy costs increased by 17% to approximately $154,000 during the six-month period ended June 30, 2010 as compared to approximately $132,000 for the corresponding period in 2009.  The increase in spending was primarily due to additional expenses related to the vacated Colorado Springs facility, resulting from the difference between estimated and actual sublease income, offset by a reduction in operating expenses.

Interest Income, net:  Interest income, net consists of interest income on cash and cash equivalents. Interest income, net, declined to approximately $7,000 for the six months ended June 30, 2010 from approximately $30,000 for the six-month period ended June 30, 2009. The decline was due to a reduction in the interest rate during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, along with a lower cash balance.

Other Income (Expense):   Other income (expense) consists primarily of unrealized gains (losses) on short-term investments.  For the six months ended June 30, 2009, we recorded a $14,000 gain while we recorded a loss of $16,000 in the same period of 2010 due to the changes in the fair value of these investments.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents on hand of approximately $4.3 million.  We incurred a loss from operations of approximately $753,000 for the three months ended June 30, 2010, and a net loss for the quarter of approximately $769,000. We incurred an operating loss of approximately $1,502,000 and a net loss of approximately $1,511,000 for the six months ended June 30, 2010, as compared to an operating loss of approximately $1,946,000 and a net loss of approximately $1,902,000 for the six months ended June 30, 2009.

In the six-month period ended June 30, 2010 we generated cash from operations of approximately $190,000 compared to using cash of approximately $353,000 for the six months ended June 30, 2009.  The cash generated from operations for 2010 is primarily the result of an increase in accounts payable and deferred revenue offset by an increase in prepaid software licenses and the net loss.  We invested in approximately $130,000 in capitalized labor for our new product, MxM Secure, and generated approximately $95,000 from financing activities due to proceeds from sales of our common stock via exercise of employee stock options pursuant to our various stock option plans.  Cash was used in the six months ended June 30, 2009 primarily by the net loss and by increases in accounts receivable and prepaid expenses offset by increases in accounts payable and deferred revenue.

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire, under an operating lease, which was recently extended and expires in August 2012. We also have a lease for office space in Sterling, Virginia, for sales and technical support operations, which expires in June 2013. A portion of the space under our Colorado Springs facility is subleased through November 2011 and the remaining portion is currently available for subleasing as we have ceased operations there.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $1.5 million of which was satisfied as of June 30, 2010. The amended agreement requires that we make minimum additional payments of approximately $540,000 and $700,000 during the balance of 2010 and 2011, respectively. In addition to the remaining $1.2 million license purchase commitment, we have approximately $1.1 million of prepaid licenses on hand that have yet to be deployed to customers. As of June 30, 2010, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase commitment reserve that was established during the year ended December 31, 2007, remains appropriate. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth. Actual results may differ materially from management’s estimates.

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

Operating costs declined 19% to approximately $2.4 million for the six months ended June 30, 2010 as compared to approximately $3.0 million for the six months ended June 30, 2009. Expenses were lower in all-areas except for a slight increase in sales and marketing expenses, with the largest decline in research and development. The engineering decline was the result of the capitalization of engineering labor for our new product, MxM Secure, and a reduction in employee compensation costs.

Order bookings, which are purchase orders placed by customers, are not recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order. Our cash balance increased approximately $133,000 for the six months ended June 30, 2010 with cash on hand at the end of the period of approximately $4.3 million. Management believes that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months.

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

Item 4.           Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2010, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For factors that could affect our business, results of operation and financial condition, see the discussion of risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes in these risk factors for the period ended June 30, 2010.

Item 6.  Exhibits

10.1

Settlement Agreement by and among the Company, North & Webster Value Opportunities Fund, LP, North & Webster, LLC, Samuel A. Kidston and James Bussone, dated June 30, 2010 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2010).

10.2*	Form of Severance Agreement by and among the Company and each of its executive officers (other than the Company’s Chief Executive Officer).

10.3*	Form of Non-Qualified Stock Option Agreement under the Ezenia! Inc. 2004 Equity Incentive Plan.

10.4*	Form of Stock Option Notice, Terms and Conditions under the Ezenia! Inc. 2004 Equity Incentive Plan.

31.1*	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Thomas J. McCann, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification Certification of Thomas J. McCann, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

EZENIA! INC.

(Registrant)

Date: August 16, 2010	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman, Chief Executive Officer, and President
(principal executive officer)

Date: August 16, 2010	By:	/s/ Thomas J. McCann
Thomas J. McCann
Chief Financial Officer and Secretary
(principal financial and accounting officer)

Exhibits Index
10.1

Settlement Agreement by and among the Company, North & Webster Value Opportunities Fund, LP, North & Webster, LLC, Samuel A. Kidston and James Bussone, dated June 30, 2010 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2010).

10.2*	Form of Severance Agreement by and among the Company and each of its executive officers (other than the Company’s Chief Executive Officer).

10.3*	Form of Non-Qualified Stock Option Agreement under the Ezenia! Inc. 2004 Equity Incentive Plan.

10.4*	Form of Stock Option Notice, Terms and Conditions under the Ezenia! Inc. 2004 Equity Incentive Plan.

31.1*	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Thomas J. McCann, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Khoa D. Nguyen, President and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification Certification of Thomas J. McCann, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

* Filed herewith

** Furnished herewith