Form 10-Q
period 2010-09-30
EZENIA INC
filed 2010-11-15
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2010 was 15,593,007.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$3,009	$4,203
Marketable securities	190	180
Accounts receivable, less allowances of $9 at September 30, 2010 and $28 at December 31, 2009	68	129
Prepaid software licenses	1,746	1,239
Prepaid expenses and other current assets	157	169
Total current assets	5,170	5,920

Deposits	29	15
Capitalized software, net	119	—
Equipment and improvements, net	66	133
Total assets	$5,384	$6,068

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$286	$273
Accrued expenses	1,740	1,627
Accrued restructuring	98	228
Accrued employee compensation and benefits	232	195
Deferred revenue	1,269	876
Total current liabilities	3,625	3,199

Deferred revenue, net of current portion	577	3

Stockholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 15,561,976 issued and 14,802,439 outstanding at September 30, 2010 and 15,417,754 issued and 14,658,217 outstanding at December 31, 2009	163	154
Capital in excess of par value	66,922	66,459
Accumulated deficit	(62,958)	(60,802)
Treasury stock at cost, 759,537 shares at September 30, 2010 and December 31, 2009	(2,945)	(2,945)
Total stockholders’ equity	1,182	2,866
Total liabilities and stockholders’ equity	$5,384	$6,068

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Product revenue	$640	$794	$2,061	$2,656
Product development revenue	—	25	—	59
	640	819	2,061	2,715
Cost of revenues
Cost of product revenue	259	260	777	1,111
Cost of product development revenue	—	10	—	24
	259	270	777	1,135

Gross profit	381	549	1,284	1,580

Operating expenses
Research and development	228	454	695	1,414
Sales and marketing	322	293	894	827
General and administrative	429	603	1,572	1,869
Depreciation	10	33	78	118
Occupancy and other facilities-related expenses	67	67	221	199
Total operating expenses	1,056	1,450	3,460	4,427

Loss from operations	(675)	(901)	(2,176)	(2,847)

Interest income	4	10	11	40
Other income (expense)	26	27	10	41
	30	37	21	81

Net loss	$(645)	$(864)	$(2,155)	$(2,766)

Basic and diluted loss per share:
Basic	$(0.04)	$(0.06)	$(0.14)	$(0.19)
Diluted	$(0.04)	$(0.06)	$(0.14)	$(0.19)
Weighted average common shares:
Basic	15,559,301	14,658,217	15,147,365	14,658,217
Diluted	15,559,301	14,658,217	15,147,365	14,658,217

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net loss	$(2,155)	$(2,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	118
Share-based compensation	375	543
Reversal of bad debt reserve	(19)	—
(Gain) loss on marketable securities	(10)	(41)
Changes in operating assets and liabilities:
Accounts receivable	80	577
Prepaid software licenses	(507)	53
Prepaid expenses, security deposits and other assets	(2)	(4)
Accounts payable, accrued expenses, employee and compensation benefits and accrued restructuring	33	73
Deferred revenue	967	(78)
Net cash provided by (used in) operating activities	(1,149)	(1,525)

Investing activities
Purchases of equipment and improvements	(11)	(37)

Capitalized software development costs	(130)	—
Net cash used in investing activities	(141)	(37)

Financing activities
Proceeds from stock issued under employee benefit plans	96	—
Net cash provided by financing activities	96	—
Change in cash and cash equivalents	(1,194)	(1,562)

Cash and cash equivalents at beginning of period	4,203	6,641
Cash and cash equivalents at end of period	$3,009	$5,079

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

2.  Revenue Recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product--related training, installation, and consulting.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract period, which is generally one year. Revenue from IWS training, installation, and consulting services is recognized as the services are performed because we believe we have established vendor specific objective evidence of fair value based on the price charged when the services are sold separately.

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

3.  Share-Based Compensation

We account for share-based compensation as costs to be recognized for equity or liability instruments based on the fair value on the grant date, with expense recognized during the period over which an employee provides service in exchange for the award.  We estimate forfeitures at the grant date. Total share-based compensation cost was $85,000 and $172,000 for the three months ended September 30, 2010 and 2009, respectively, and $375,000 and $543,000 for the nine months ended September 30, 2010 and 2009, respectively.

A summary of stock option activity under all of our stock option plans for the nine months ended September 30, 2010 is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Options outstanding, December 31, 2009	3,499,725	$1.61
Granted	80,000	0.11
Exercised	—	—
Canceled	(451,625)	5.25
Options outstanding, March 31, 2010	3,128,100	1.05
Granted	1,062,000	0.12
Exercised	(899,853)	0.11
Canceled	(136,975)	0.28
Options outstanding, June 30, 2010	3,153,272	1.04
Granted	300,500	0.20
Exercised	(3,906)	0.09
Canceled	(44,437)	0.59
Options outstanding September 30, 2010	3,405,429	0.97
Options exercisable, September 30, 2010	2,043,094	1.40

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

	Nine Months Ended September 30,
	2010	2009
Expected volatility	153%-177%	111%-126%
Risk-free interest rate	0.75%-1.63%	1.28%-1.76%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted for the three months ended September 30, 2010 and 2009 was $0.18 and $0.14 per share, respectively. The weighted average estimated fair value of options granted for the nine months ended September 30, 2010 and 2009 was $0.12 and $0.08 per share, respectively. We estimated forfeitures related to option grants at an annual rate of 15%.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized share-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.42 years, amounted to $403,000 at September 30, 2010.

4.  Research and Development Costs

Costs that are incurred internally in researching and developing computer software products are charged to expense until technological feasibility has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing.  In the first quarter of 2010, we determined that technological feasibility had been established for our newest product, MxM Secure version 2.0 (“MxM Secure”), therefore we capitalized $130,000 of costs related to the development of the product during the nine months ended September 30, 2010.  The capitalized costs will be amortized over the expected life of the product which is three years.  During the three and nine month periods ended September 30, 2010, we recorded approximately $11,000 of amortization expense related to the capitalized software.

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

These short-term investments are held in a rabbi trust and are reported at fair value using Level 1 inputs (quoted market values) as marketable securities on the accompanying condensed consolidated balance sheets. The unrealized gains (losses) related to the short-term investments for the nine months ended September 30, 2010 and 2009 were approximately $10,000 and $41,000, respectively. The unrealized gains (losses) related to the short-term investments for the three months ended September 30, 2010 and 2009 were approximately $26,000 and $27,000, respectively. They are reported as other income (expense), and the changes to the corresponding liability are recorded in general and administrative expenses, in the accompanying condensed consolidated statements of operations. As of September 30, 2010 and December 31, 2009, the fair value of the short-term investments and the corresponding liability were approximately $190,000 and $180,000, respectively.

6.  Earnings Per Share

Shares used in computing basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic weighted-average shares outstanding	15,559,301	14,658,217	15,147,365	14,658,217
Dilutive impact from outstanding stock options	—	—	—	—
Diluted weighted-average shares outstanding	15,559,301	14,658,217	15,147,365	14,658,217
Outstanding options excluded as impact is anti-dilutive	3,405,429	3,612,325	3,405,429	3,612,325

7.  Commitments and Contingencies

In December 2007, we completed the closure of our Colorado Springs facility and recorded a restructuring reserve to cover the remaining lease payments, net of estimated sublease proceeds.  Each quarter we record additional occupancy costs, resulting from the difference between the amount of actual sublease income that reduces our liability and the amount of sublease income we estimated when the reserve was established. The amount of these additional occupancy costs is approximately $51,000 for the nine months ended September 30, 2010, and the corresponding liability increases the restructuring liability on our condensed consolidated balance sheets. We estimate that we will have to pay $98,000, net of an expected sublease rental, over the remaining lease term. Our gross remaining lease obligation on our Colorado Springs facility, including estimated operating expense, is approximately $195,000.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado Springs facility for the nine months ended September 30, 2010 were as follows (in thousands):

Restructuring balance as of December 31, 2009	$228
Cash payments	(181)
Additional occupancy costs	51
Restructuring liability at September 30, 2010	$98

We lease our primary facility in Nashua, New Hampshire, under an operating lease which we have just extended until August 2012. We also have office space in Sterling, Virginia, for our sales force under a lease that will expire in June 2013.  Future minimum lease obligations at September 30, 2010, under all of these non-cancelable operating leases are approximately $35,000 for the remainder of 2010, $70,000 in 2011, $60,000 in 2012 and $18,000 in 2013.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $1.7 million of which was satisfied as of September 30, 2010. The amended agreement requires that we make minimum additional payments of approximately $270,000 and $766,000 during the balance of 2010 and 2011, respectively. In addition to the remaining $1.0 million license purchase commitment, we have approximately $1.4 million of prepaid licenses on hand that have yet to be deployed to customers. As of September 30, 2010, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase reserve that was established during the year ended December 31, 2007, remains appropriate. The computation of the excess purchase reserve requires management to make certain assumptions regarding future license renewals and sales growth. Actual results may differ materially from management’s estimates.

8. Related-Party Transactions

Payments to two companies previously owned by one of our Directors, Selbre Associates and EC America, amounted to approximately $22,500 in each of the nine-month periods ended September 30, 2010 and 2009. The two companies provide General Services Administration (“GSA”) contract management and consulting in the marketing of our products to the Federal government. These two companies were sold to Immix Group in 2009.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, strategic initiatives, product development initiatives, new product launches, changes in the competitive landscape, business and industry trends, future financial results, expense control initiatives, changes in and maintenance of our customer base and the potential development of new business, changes in our relationship with Microsoft and related purchase commitment reserve, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our IWS version

3.0 and MxM Secure, version 2.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or product enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. government as our largest customer, budgetary constraints within the defense and intelligence communities or the redirection of such budgeted funds, new product introductions and product enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, and unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Part I-Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in other periodic reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

For the quarter ended September 30, 2010, revenue declined approximately 22% as compared to the same period in 2009, operating loss was approximately ($675,000), and basic loss per share was ($0.04), an improvement of $0.02 per share, when compared to the ($0.06) loss per share for the quarter ended September 30, 2009.  Revenue relating to our Infoworkspace, or IWS, product declined approximately 19% for the quarter ended September 30, 2010 as compared to the same period in 2009. Product development revenue was $25,000 for the quarter ended September 30, 2009 with no product development revenue in the same period in 2010.  The reduction in revenue is primarily attributed to a decrease in renewals and sales from certain Department of Defense, or DoD, customers as well as budgetary consolidations and the promotion of competing solutions by the Defense Information Systems Agency, or DISA, including a collaborative product being sponsored and offered for free by DISA to these customers. Even though our expense ratios were unfavorable as a result of the decline of revenue, we continued to focus on expense control, with operating expenses decreasing to approximately $1.1 million (including approximately $95,000 in share-based compensation and depreciation expenses) for the quarter ended September 30, 2010 as compared to approximately $1.5 million (including approximately $205,000 in share-based compensation and depreciation expenses) for the same quarter in 2009.

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

In May 2010 we announced our new MxM Secure software product dedicated to real-time secure messaging and information sharing for both the commercial and federal markets.   MxM Secure is the culmination of over four years of development and incorporates our knowledge and experience into an intuitive, secure and elegant product for both marketplaces.  The lessons we have learned from our deployment of our flagship product line, IWS, for use by the DoD and intelligence agencies was leveraged at every possible opportunity in the creation of MxM Secure.  Architected and designed from the ground up, MxM Secure provides granular depth and flexible breadth of data protection and audit capabilities with extensive security capabilities as robust as in IWS.  However, MxM Secure is optimized for simplicity of use, user configurable graphical interface, adaptable configuration of functionality, and ease of deployment either on premise or hosted models of deployment/use.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenue:  Product revenue declined 19% to approximately $640,000 for the quarter ended September 30, 2010 from approximately $794,000 for the quarter ended September 30, 2009. We believe that the decline in IWS revenue is primarily the result of budgetary constraints and uncertainties within the DoD, as well as the redirection of information technology, or IT, purchases due to the Net-Centric Enterprise Services, or NCES, programs administered by DISA as described above.  We received no product development revenue for the quarter ended September 30, 2010, as compared to product development revenue of $25,000 for the quarter ended September 30, 2009.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 60% for the quarter ended September 30, 2010 as compared to approximately 67% for the quarter ended September 30, 2009. The 7% decline in gross profit percentage was primarily due to the increase in costs of third-party software licenses, the initial amortization of the capitalized MxM Secure software development costs and other fixed costs.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 50% to approximately $228,000 for the quarter ended September 30, 2010 from approximately $454,000 for the quarter ended September 30, 2009. This decrease is attributable to reductions in headcount in late 2009.

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased by 10% to approximately $322,000 for the quarter ended September 30, 2010 from approximately $293,000 for the quarter ended September 30, 2009. The increase is primarily attributable to a decrease in sales and marketing headcount resulting in a decrease in employee-related compensation costs offset by the addition of consultants to expand our presence in the market and the launching of our new product MxM Secure.

General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses declined by 29% to approximately $429,000 for the quarter ended September 30, 2010 as compared to approximately $603,000 for the quarter ended September 30, 2009, primarily due to a decline in compensation costs, life insurance expenses and share based compensation costs.

Occupancy and Other Facilities-Related Expenses:  Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and sales office located in Sterling, Virginia.  Occupancy costs remained flat quarter to quarter.

Interest Income:  Interest income consists of interest income on cash and cash equivalents. Interest income decreased to approximately $4,000 for the three months ended September 30, 2010 from approximately $10,000 for the three-month period ended September 30, 2009. This decrease is due to a decline in interest rates and a lower average cash balance on hand.

Other Income (Expense):  For the quarter ended September 30, 2010, we had other income of $26,000 compared to other income of $27,000 for the quarter ended September 30, 2009. This difference results from unrealized gains on short-term investments.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenue:   Revenue declined 24% to approximately $2.1 million for the nine months ended September 30, 2010 from approximately $2.7 million for the nine months ended September 30, 2009.  We believe that the decline in IWS revenue is primarily the result of budgetary constraints and uncertainties within the DoD, as well as the redirection of IT purchases due to the NCES programs administered by DISA as described above.  We received no product development revenue for the nine months ended September 30, 2010, as compared to product development revenue of $59,000 for the nine months ended September 30, 2009.

Gross Profit:  Cost of revenue includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 62% for the nine months ended September 30, 2010 as compared to approximately 58% for the nine months ended September 30, 2009. The 4% increase in gross profit percentage was primarily due to the decline in costs of third-party software licenses.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses declined by 51% to approximately $695,000 for the nine months ended September 30, 2010 from approximately $1.4 million for the nine months ended September 30, 2009. This decrease is attributable to reductions in headcount in late 2009 and the capitalization of $130,000 of engineering labor for our new product, MxM Secure.

Sales and Marketing:   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased by 8%, to approximately $894,000 for the nine months ended September 30, 2010 from approximately $827,000 for the nine months ended September 30, 2009, due to a decline in employee-related compensation costs offset by the addition of consultants to expand our presence in the market and in connection with the launch of our new product MxM Secure.

General and Administrative:   General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses declined by approximately 16% to $1.6 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 of approximately $1.9 million. The decline in expenses was primarily due to declines in employee-related compensation costs, share based compensation expense and life insurance expenses offset by increases in legal expenses associated with our Colorado lease and stockholder negotiations.

Occupancy and Other Facilities-Related Expenses:   Occupancy and other facilities-related expenses include rent expense and other operating costs associated with our headquarters facility in Nashua, New Hampshire, and our sales office in Sterling, Virginia.  Occupancy costs increased by 11% to approximately $221,000 during the nine month period ended September 30, 2010 as compared to approximately $199,000 for the corresponding period in 2009.  The increase in spending was primarily due to additional expenses related to the vacated Colorado Springs facility, resulting from the difference between estimated and actual sublease income, offset by a reduction in operating expenses.

Interest Income, net:  Interest income, net consists of interest income on cash and cash equivalents. Interest income, net, declined to approximately $11,000 for the nine months ended September 30, 2010 from approximately $40,000 for the nine month period ended September 30, 2009. The decline was due to a reduction in the interest rate during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, along with a lower cash balance.

Other Income (Expense):   Other income (expense) consists primarily of unrealized gains (losses) on short-term investments.  For the nine months ended September 30, 2009, we recorded a $10,000 gain while we recorded a gain of $41,000 in the same period of 2010 due to the changes in the fair value of these investments.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents on hand of approximately $3.0 million.  We incurred a loss from operations of approximately $675,000 for the three months ended September 30, 2010, and a net loss for the quarter of approximately $645,000. We incurred an operating loss of approximately $2.2 million and a net loss of approximately $2.2 million for the nine months ended September 30, 2010, as compared to an operating loss of approximately $2.8 million and a net loss of approximately $2.8 million for the nine months ended September 30, 2009.

In the nine-month period ended September 30, 2010 we used cash from operations of approximately $1.1 million compared to using cash of approximately $1.5 million for the nine months ended September 30, 2009.  The cash used from operations for 2010 is primarily the result of an increase in prepaid software licenses and the net loss offset by an increase in accounts receivable and deferred revenue.  The cash used from operations for 2009 is primarily the result of  the net loss and a decline in deferred revenue, offset by a decline in accounts receivable and by an increase in accounts payable.

We invested approximately $130,000 in capitalized labor for our new product, MxM Secure, and generated approximately $96,000 from financing activities due to proceeds from sales of our common stock via exercise of employee stock options pursuant to our various stock option plans during the nine months ended September 30, 2010.

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

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, $1.7 million of which was satisfied as of September 30, 2010. The amended agreement requires that we make minimum additional payments of approximately $270,000 and $766,000 during the balance of 2010 and 2011, respectively. In addition to the remaining $1.0 million license purchase commitment, we have approximately $1.4 million of prepaid licenses on hand that have yet to be deployed to customers. As of September 30, 2010, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase reserve that was established during the year ended December 31, 2007, remains appropriate. The computation of the excess purchase reserve requires management to make certain assumptions regarding future license renewals and sales growth. Actual results may differ materially from management’s estimates.

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

Operating costs declined 22% to approximately $3.5 million for the nine months ended September 30, 2010, as compared to approximately $4.4 million for the nine months ended September 30, 2009. Expenses were lower in all-areas except for a slight increase in sales and marketing expenses, with the largest decline in research and development. The decline in engineering expenses was the result of the capitalization of engineering labor for our new product, MxM Secure, and a reduction in employee compensation costs.

Order bookings, which are purchase orders placed by customers, are not recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order. Our cash balance declined by approximately $1.2 million for the nine months ended September 30, 2010 with cash on hand at the end of the period of approximately $3.0 million. Management believes that its existing cash resources will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next twelve months.

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

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2010, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For factors that could affect our business, results of operation and financial condition, see the discussion of risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes in these risk factors for the period ended September 30, 2010.

Item 6.      Exhibits

31.1*	Certification of Khoa D. Nguyen, Chairman and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Thomas J. McCann, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Khoa D. Nguyen, Chairman and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Thomas J. McCann, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

EZENIA! INC.

(Registrant)

Date: November 15, 2010	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman and Chief Executive Officer,
(principal executive officer)

Date: November 15, 2010	By:	/s/ Thomas J. McCann
Thomas J. McCann
Chief Financial Officer and Secretary
(principal financial and accounting officer)

Exhibits

Index

31.1*	Certification of Khoa D. Nguyen, Chairman and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Thomas J. McCann, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Khoa D. Nguyen, Chairman and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Thomas J. McCann, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

* Filed herewith

** Furnished herewith