Form 10-K
period 2010-12-31
EZENIA INC
filed 2011-03-31
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to              .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes  ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large Accelerated Filer  *     Accelerated Filer  *             Non-Accelerated Filer ☐  Smaller Reporting Company   ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐      No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2010 was $3,111,614 (computed by reference to the price at which the Registrant’s common stock was last sold on the OTC Bulletin Board on June 30, 2010).

The number of shares outstanding of the Registrant’s common stock as of March 30, 2011 was 15,601,601.

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

2010 Form 10-K Annual Report

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

ITEM 1. BUSINESS.

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

We offer one of the most comprehensive commercially available lines of group communication products.  Our InfoWorkSpace software product enables voice communication, secure messaging, white boarding, virtual workspaces, and JPEG-based video across a wide range of networks including local area networks, and wide area networks.  Furthermore, because our products are well suited for operating from small enclave environments to large multi-node public networks, they can be deployed with relative ease at small sites or in locations with a large number of users.

InfoWorkSpace and related services have been sold to customers in the federal government, mostly in the Department of Defense (“DoD”) and the intelligence community, either directly, or in many instances, in partnership with defense contractors and/or integrators.  We believe that it is in our interest to leverage these partnerships with well-established contractors and/or integrators to further expand deployment and provide  support for InfoWorkSpace in large-scale opportunities.

Company Background and Evolution — True Collaboration versus Videoconferencing

In 1991, Ezenia, known at the time as VideoServer, designed, developed, manufactured, and sold Multipoint Control Systems or Units (“MCS” or “MCU”) for both circuit-oriented, Integrated Services Digital Network based and packet-switched, Internet Protocol-based videoconferencing applications. Our MCS was unique at the time with its PC-based, flexible hardware design approach and system configurations, leveraging commercial off-the-shelf operating systems.  At that time, traditional videoconferencing vendors concentrated mostly on the development of more and more sophisticated, standards-based endpoints to be used in point-to-point videoconferencing.  We focused our business not on the endpoints, but on systems deployed in the infrastructure backroom, to enable three or more sites or parties involved in videoconferencing to properly communicate among themselves, by switching video sources based on audio processing of current and immediately preceding speakers. Our technical advantages were derived by masking and compensating for incompatibilities between endpoints from different manufacturers, algorithmic transcoding, compensation for different bandwidth requirements, and simultaneous multi-windowed video arrangements on the monitor known as “Hollywood Squares,” just to name a few.

In the late 1990’s, we fully realized the limitations and narrow applications of our videoconferencing products which, among many deficiencies, were monolithic, required highly specialized support and services, stood apart from the normal office environment that most information workers were accustomed to, and did not fulfill the need to truly collaborate and disseminate information in real time.

In March 2001, we completed the first phase of our business transformation with the acquisition of the InfoWorkSpace business from General Dynamics.  As an application solution and technology built on top of Placeware’s (see “Third-Party Technology” below) web conferencing technology, InfoWorkSpace:

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

•                  Leverages commercial off-the-shelf base operating systems such as  Windows and Solaris; and

•                  Fits into the virtual office environment with which most information workers are familiar.

We believe that the use and growth of real-time collaborative technologies within commercial or governmental enterprises is increasing.  Investments in information and collaborative technologies helps customers flatten their organizations, improve enterprise wide communication, shorten the decision-making process, and facilitate real-time reactions to critical issues.  Rather than just providing access to inert data stored on a server, the goal today is to find ways to enable information workers to collaborate and share their expertise  in real-time and in a secure environment.  Collaborative technologies are about creating informational value through better, faster and more efficient human interaction and cooperation, not just more data.  Businesses and governmental organizations today need solutions that make it easier for people to work together, share information and expertise, and coordinate activities across departments, networks, agencies, building complexes, facilities spread all over the country, and field deployments around the world.

Products

Our expertise is in developing products that deliver highly secure and flexible support for informational collaboration, in-session audio conferencing, and video streaming capabilities across a wide range of platforms.  Our products have been designed with a scalable, modular architecture to give customers the flexibility to add capacity, processing power, and conferencing features as the customer network and application requirements grow. Using a common set of hardware and software building blocks, customers can choose from a wide range of product configurations that differ in capacity, price, network connectivity and features, all of which share the same operating software user interface. We believe a key differentiator for our products is built-in robust security features, which allows them to be installed in some of the most secure environments in the market.

InfoWorkSpace

InfoWorkSpace is a comprehensive suite of collaboration applications designed to allow any organization to more efficiently communicate, particularly when attempting to work as, and within, a group.  From an overall perspective, InfoWorkSpace, when used effectively, can reduce or even eliminate dependency on travel, traditional video conferencing, traditional audio conferencing and the phone, and even e-mail and file servers.  Essentially, InfoWorkSpace presents and enables a corporate campus or enterprise whose resources can be accessed by an information worker through his or her own desktop or laptop PC.  Users can browse through the virtual campus, facility, or building to locate the room to be used for a meeting, or just pick the needed contact(s) and initiate the meeting with the click of the mouse.

Our customers, including the U.S. intelligence community and the U.S. Air Force, have leveraged the flexibility of InfoWorkSpace to aid in a myriad of missions.  From daily mission briefs to operational support in Afghanistan and Iraq, InfoWorkSpace has increasingly become a vital part of the U.S. defense network.  The stability, scalability and security of InfoWorkSpace allow our customers to depend on our software to complete mission-critical assignments and save lives in some of the world’s most dangerous areas.

InfoWorkSpace is a cross-platform solution in a box, supporting both UNIX and Windows-based operating systems. A standard software suite comes complete with our server software package, database, application server, and user directory along with a number of ancillary add-ons. This suite provides a self-sufficient workgroup environment for a user base of up to several thousands of users. However, with a few simple system configurations, InfoWorkSpace servers can be arranged in such a way that multiple servers can trust one another in order to support collaboration across an enterprise with an even larger number of participants.

The InfoWorkSpace security infrastructure is built upon current industry best practices and standards. Much like a UNIX administrator can restrict access to a directory or file to a limited set of users, InfoWorkSpace administrators can lock rooms down to prevent users from seeing sensitive data that is outside their area of responsibility.  Permission-based access allows administrators to finely tune a user’s access profile to the file level.  Data can be encrypted using standard SSL protocols and access can be controlled with PKI and X.509 certificates; our PKI/PKE implementation has been certified by the Joint Interoperability Test Center in Fort Huachuca, Arizona.

The stability, scalability, flexibility and security capabilities of InfoWorkSpace are critically important for our customers, but the true power of InfoWorkSpace is in its collaboration applications.  Users can participate in an interactive conference with absolutely no set up procedures.  This is a significant leap forward from where the industry was just a few years ago, using videoconferences as the only interactive medium.  InfoWorkSpace eliminates the need to have a heavy piece of hardware at each terminal point of collaboration, to schedule a conference with a bridge operator, or to have a whole new network infrastructure to support an interactive conferencing capability.  Once logged into InfoWorkSpace, information workers can initiate a conference by going to a virtual room and inviting the participants as needed.  Rooms are either pre-defined or created on demand. Once inside a room, either by joining or being invited into a session, participants can have an audio conference straight from the software. With InfoWorkSpace, no set up is required and no additional cost is incurred.  Participants can even be in multiple rooms at the same time, offering a more productive virtual environment than in the physical world. Participants can share and work on documents from the file cabinet associated with a room.  Users can have an interactive whiteboard session and save the results. Users also can manage their calendars, participate in message boards and save that information to the server where they can access it at any time from any place.

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

•              Secure file cabinet, from which permission-based access allows documents to be stored, retrieved, and monitored at any time from any place;

•              EZinFORM, a forms manager designed for an agency to document a task order where multiple sites and people are deployed on a mission that requires rapid updates to critical events;

•              EZinCMD, a unit command toll that can consolidate views and people into a critical command and control battlefield situation for rapid response;

•              Multi-Level security, which allows users of one security level to have real-time collaboration sessions with users at another security level with the use of the DIA-certified Information Support Server Environment (ISSE) Guard;

•              SSL and PKI encryption, which, when configured, renders traffic secure across the wire;

•              Full system auditing, which allows all data and actions to be audited and searchable;

•              Informal meetings, a lightweight application that provides all interactive capabilities;

•              Virtual campuses, buildings, offices and persistent meetings, a robust all-encompassing application that provides rich, secure, scalable, real-time collaborative capabilities and recreates the office environment with facilities like a file cabinet, document storage and retrieval message board, and calendaring; and

•              Virtual auditorium-style meetings with geographically dispersed presenter panels and large audiences, coupled with fully functional multimedia presentations and recordings, including in-band audio, as well as seating control and assignment, private sidebar discussions, moderator control, and audience Q&A sessions.

MxM Secure

In May 2010 we announced our new MxM Secure software product dedicated to real-time secure messaging and information sharing for both the commercial and federal markets.   MxM Secure is the culmination of over four years of development and incorporates our knowledge and experience into an intuitive, secure and elegant product for both marketplaces.  The lessons we have learned from our deployment of our flagship product line, InfoWorkSpace, for use by the DoD and intelligence agencies was leveraged at every possible opportunity in the creation of MxM Secure.  Architected and designed from the ground up, MxM Secure provides granular depth and flexible breadth of data protection and audit capabilities with extensive security capabilities as robust as in InfoWorkSpace.  However, MxM Secure is optimized for simplicity of use, user configurable graphical interface, adaptable configuration of functionality, and ease of deployment either on premise or hosted models of deployment/use.

MxM Secure is an ideal fit for organizations that want to communicate and collaborate in real time but need to satisfy regulatory compliance or for those organizations with a keen and urgent interest in securing company information such as trade secrets, sensitive negotiations, corporate policies, privacy concerns, and/or protection of their corporate digital reputation.

Market and Channels

InfoWorkSpace and MxM Secure products and services are licensed on an annual subscription and renewal basis, during which software updates and basic technical support are included as part of base offerings. Enhanced service offerings are also offered in a subscription model. Training, installation, and customization are sold on an “as needed” basis.

The worldwide government marketplace is best understood as a matrix of customers, sales vehicles (contracts), and sales channels.  We employ a sales model which is an analog to this government market matrix. InfoWorkSpace products and related services are available to specific segments of the government using various vehicles, including our GSA Schedule and multiple channels both directly, with our own sales force, and indirectly with partners such as General Dynamics, Harris Corporation, DRC, and Northrop Grumman.

During the year ended December 31, 2010, approximately 76% of our sales of InfoWorkSpace and related services were through our indirect channels. Our top end-user customers for InfoWorkSpace products and related services in 2009 and 2010 were the Armed Forces, intelligence and security agencies. Sales to these customers accounted for approximately 63%, 13% and 13%, respectively, of total revenue in 2010, and 56%, 16% and 6%, respectively, of total revenue in 2009.

We conduct our sales and marketing activities from our principal offices in Nashua, New Hampshire, and Sterling, Virginia.

Research and Product Development

We believe that future success depends on our ability to continue to enhance and expand our existing enterprise collaboration products and to develop new products that maintain our technology leadership. We have invested and will continue to invest in the development of products and core technologies while also leveraging the integration of “best-of-breed” software components through strategic partnerships. Extensive product development input is obtained via direct feedback from end-users and suggested improvements from strategic partners and resellers.  We carefully monitor the migration of industry standards and remain committed to developing products utilizing such standards.  This includes the development of interoperable collaboration products to meet either industry needs and/or DoD-driven interoperability criteria, while maintaining a keen focus on the security aspects of enterprise collaboration, including solutions in the web conferencing arena.

As of December 31, 2010, our research and development staff consisted primarily of software engineers augmented with U.S.-based and U.S.-citizen software contractors. Many of our software engineers carry either secret or top-secret levels of security clearance. Our research and development expenditures were approximately $1.0 million and $1.7 million in 2010 and 2009, respectively, representing approximately 37% and 49% of revenue, respectively.

Costs that are incurred internally in researching and developing computer software products are charged to expense until technological feasibility has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products and updates is reached shortly before the products are released to manufacturing.  With the exception of InfoWorkSpace version 3.0 released in 2006 and the MxM Secure product released in 2010, costs incurred after technological feasibility have historically not been material, and accordingly, have been expensed when incurred.

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

Third-Party Technology

We license technology from third parties, including software which is integrated with internally developed software and used in our products to perform key functions.  There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all.  In particular, in April 2007 we entered into a new agreement with Microsoft Corporation, with an effective date of January 1, 2007, to extend an existing software distribution license agreement through December 2008. This agreement was subsequently amended to, among other things, extend the payment terms through June 2011. The software distribution license agreement allows us to integrate Microsoft’s Live Communication software into our InfoWorkSpace product line.  We are currently in discussions with Microsoft Corporation for activities after June 2011 and have agreed in principal to an extension of the agreement for three years once the 2011 payment schedule has been completed.

Competition

The market for multimedia collaboration is an emerging segment with new vendors entering the competitive landscape and old vendors from existing industries. Furthermore, multimedia collaboration can also be grouped into two main groups: real-time synchronous solutions and asynchronous products.  While most vendors adopt the client-server architecture, some insist on the merit of peer-to-peer. Many large vendors offer both types of products. From another perspective, vendors could be classified into two classes of providers: the first group provides customer-premise solutions while the second implements a hosted environment.

Even though our business primarily focuses on the real-time synchronous, client-server, customer-premise market segment within the government, depending upon the possible perspectives, various vendors could be considered as likely competitors, including Adobe, Cisco, EMC, IBM, and Oracle, in this intensely contested market segment.  Many of these companies, as well as other current and potential competitors, have substantially greater financial, technical, and sales and marketing resources than us. If we are unable to retain our existing customers in the U.S. government, or are unable to convince a sufficient number of new companies or customers with an interest in collaborative technologies to adopt our InfoWorkSpace collaborative software product over alternative technologies marketed by our competitors, our financial results will suffer through price reductions and loss of market share.

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

Employees

At December 31, 2010, we employed 25  people on a full-time basis.  In March 2011, in response to our financial condition, we reduced our headcount from 25 employees to 13 employees.  None of our employees is represented by a labor organization.

Our success depends, to a significant degree, upon the continuing contributions of our key management, sales, marketing and research and development personnel, many of whom would be difficult to replace, including Khoa Nguyen, our Chief Executive Officer and Peter Janke, our President.  We do not carry key-man life insurance on any of our employees, including Mr. Nguyen and Mr. Janke.  We do not have employment contracts with our key personnel other than Mr. Nguyen. We believe that our future success will depend in large part upon our ability to attract additional key employees and retain our key employees.

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

ITEM 1A. RISK FACTORS.

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

Our declining revenue over the past several years combined with our recent history of operating losses and low balance of cash on hand have raised substantial doubt regarding our ability to continue as a going concern.

Our declining revenue over the past several years combined with our operating losses over the past several years and our cash balance of only $1.8 million as of December 31, 2010, raise substantial doubt about our ability to continue as a going concern.  As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2010 with respect to this uncertainty.  If we are unable to generate sufficient income from our operations, our ability to continue as a going concern will require us to obtain additional financing to fund our operations.  The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We may be unable to return to profitability and may need to raise additional capital to fund continuing operations.  If we do not return to profitability or our financing efforts are not successful, we may not be able to continue our operations.

We experienced a net loss of approximately $2.8 million for the year ended December 31, 2010 and as of December 31, 2010, had cash and cash equivalents on hand of approximately $1.8 million.  Management believes that its existing cash and cash equivalents, expected renewals and new business are sufficient to fund operations for the next 12 months. However, we can provide no assurances that we will obtain sufficient renewals or new businesses to return the business to profitability, especially since we have experienced net losses and decreasing cash balances over the past several years.  If we are unable to return to profitability through our marketing and sales efforts, or if unanticipated circumstances arise which could result in our needing additional capital sooner than anticipated, such as unexpected costs associated with our product development and sales and marketing efforts, we will be required to find additional financing sources.  There is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.  If we need to raise additional funds, but are unable to do so, we may be required to curtail or cease our operations.

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

We believe our revenue has declined due to redirections of the IT budget by the Defense Information Systems Agency (the “DISA”) to competing solutions selected for the Net-Centric Enterprise Services (“NCES”) programs.  While we believe that there are potential opportunities for limited recovery and new sales in our existing DoD customer base, we will continue to face severe difficulties in this market due to such redirection of budget funds and the promotion of competing solutions by the DISA, including a collaborative product being sponsored and offered free by the DISA to these customers.

A significant portion of our revenue is attributable to a small number of major customers, none of whom is obligated to continue to use our products and services.

While we are focusing efforts on broadening our customer base, sales to a relatively small number of customers within the U.S. government, specifically within the DoD and the intelligence community, have accounted for a significant portion of revenue.  Sales to our top three customers accounted for approximately 63%, 13% and 13%, respectively, of total revenue in 2010, and 56%, 16% and 6%, respectively, of total revenue in 2009. This concentration of customers may cause revenue and operating results to fluctuate from quarter to quarter based on major customers’ requirements, and the timing of their orders and shipments. Our agreements with customers generally do not include minimum purchase commitments or exclusivity arrangements. Our operating results could be materially and adversely affected if any present major customer were to reduce its level of orders, change to another vendor, realize a reduction in approved funding for collaborative technologies, or delay paying or fail to pay amounts due to us.

Loss of access to certain third-party technology utilized in our products could materially harm our business.

We utilize certain technology which we license from third parties, including software which is integrated with internally developed software, and use in our products to perform key functions.  There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all.  In April 2007, we entered into a new agreement with Microsoft Corporation to extend an existing software distribution license agreement through December 2008. This agreement was subsequently amended to, among other things, extend its payment terms through June 2011. This software distribution license agreement allows us to integrate Microsoft’s Live Communication software with our proprietary software, to create InfoWorkSpace.  Loss of access to this third-party technology, whether due to termination or expiration of the agreement with Microsoft or the failure to renew the agreement, would result in material harm to our business and results of operations. We are currently in discussions with Microsoft Corporation for activities after June 2011 and have agreed in principal to an extension of the agreement for three years once the 2011 payment schedule has been completed.

Our success depends upon market acceptance of our collaboration products.

Sales of real-time collaboration products account for all of our revenue. As a result, our success depends on the acceptance and the rate of adoption of Internet-based collaboration products, in general, and our InfoWorkSpace product, in particular.  We can provide no assurance that any of the markets for our products will develop to the extent, in the manner, or at the rate anticipated by us.  In particular, while our sales have historically been within certain organizations of the U.S. government and intelligence community, we are pursuing the sale of our products in the commercial market as well.  There can be no assurance of success in the commercial market for InfoWorkSpace and MxM Secure, or other products that we may introduce in 2011 or beyond. In addition, future prices that we are able to obtain for our products may decrease as a result of new product introductions by others, price competition, technological change or other factors.

If we are unable to adapt to the rapid pace of change in our market, our business could be adversely affected.

Our market is characterized by changing technology, emerging industry standards, evolving network developments and product introductions.  The adoption rate of new technologies and products may adversely impact near-term growth of the conferencing market as users evaluate the alternatives.  For 2011 we plan to continue investments in the enhancement and development of our current and new products to address the evolving technology landscape.  Our success will depend, in part, upon our ability to maintain technological leadership through continued investments, to enhance our existing product offerings, and to develop new products that achieve market acceptance.

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

Our success depends, to a significant degree, upon the continuing contributions of our key management, sales, marketing, and research and development personnel, some of whom would be difficult to replace, including Khoa Nguyen, our Chief Executive Officer and Peter Janke, our President.  We do not carry key-man life insurance on any of our employees, including Mr. Nguyen and Mr. Janke.  We do not have employment contracts with our key personnel other than Mr. Nguyen. We believe that our future success will depend in large part upon our ability to retain and attract such key employees.

As the result of our diminishing financial resources, our workforce has been reduced by approximately one-half since December 31, 2006, from 47 to 25 as of December 31, 2010, and in March 2011, we further reduced our headcount from 25 employees to 13 employees.  As a result, our ability to continue many activities has been impaired, which in turn may prevent or further delay our return to profitability and otherwise have a material adverse effect on our results of operations and financial condition.

Moreover, we have five directors on our Board of Directors, three of whom meet the standards for independence as specified by the SEC and the national stock exchanges.  Historically, we have strived to have an audit committee comprised of at least three independent directors, as required by the national stock exchanges.  Currently, we have three directors serving on our audit committee. We are continuing in our attempts to identify additional qualified individuals to serve as independent directors.  However, highly-qualified individuals may not be available or willing to serve as directors and there can be no assurance that we will be able to identify, recruit and ultimately secure the services of such individuals in a timely manner or at all.

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

The shares of our common stock were delisted from The Nasdaq National Market in August 2003 and are now traded on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of our stock due to low trading volume or obtain accurate quotations as to the market value of our stock. In addition, we are subject to Rule 15c2-11 promulgated by the SEC (“Rule 15c2-11”). If we fail to meet criteria set forth in such rule (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by Rule 15c2-11 to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, Rule 15c2-11 may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell the securities in the secondary market. The listing of our securities on the OTC Bulletin Board may make it more difficult for investors to trade in our securities, which could lead to further declines in our share price. Trading our shares on the OTC Bulletin Board also makes it more difficult for us to raise additional capital, as we may incur additional costs under state blue sky laws if we were to sell additional securities.

Provisions of Delaware law, our charter and by-laws may make a takeover more difficult.

Provisions of our certificate of incorporation and by-laws and of Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and Board of Directors. We also have a staggered board of directors that makes it difficult for stockholders to change the composition of our board of directors in any one year. These anti-takeover provisions could impede the ability of public stockholders to change our management and Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate office and principal research, development and manufacturing facility is located in Nashua, New Hampshire, in an approximately 6,000 square foot facility.  We currently lease this facility pursuant to a lease agreement that is scheduled to expire in 2012. We also have a sales office located in Sterling, Virginia, which we lease pursuant to a lease agreement that is scheduled to expire in 2013.  During 2007, we completed our consolidation of our Colorado Springs and Nashua facilities in Nashua, New Hampshire.  We believe these our existing office spaces are adequate for our current needs and that additional or replacement space will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the outcomes of these matters will not have a material and adverse effect on our business, financial position or financial results.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since 2003, our common stock has been quoted on the OTC Bulletin Board, under the symbol “EZEN.OB”.  The following table sets forth, for the periods indicated, the high and low bid or sale prices per share of our common stock as reported on the OTC Bulletin Board.

	Quarter Ended
	March 31	June 30	September 30	December 31
2010
Common stock price - high	$0.16	$0.30	$0.28	$0.25
Common stock price - low	$0.09	$0.10	$0.12	$0.08

2009
Common stock price - high	$0.17	$0.25	$0.23	$0.18
Common stock price - low	$0.06	$0.08	$0.11	$0.07

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

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

(In thousands, except per share amounts)
	Year Ended December 31,
	2010	2009	2008	2007 (1)	2006 (2)
OPERATING DATA
Revenue	$2,681	$3,532	$6,683	$8,988	$13,192
Operating income (loss)	(2,854)	(3,518)	(3,126)	(4,410)	2,899
Income (loss) before income taxes	(2,821)	(3,427)	(3,069)	(3,836)	3,405
Net income (loss)	(2,821)	(3,427)	(3,069)	(4,547)	3,918
Net income (loss) per share:
Basic	(0.18)	(0.23)	(0.21)	(0.31)	0.27
Diluted	(0.18)	(0.23)	(0.21)	(0.31)	0.26

BALANCE SHEET DATA
Cash and cash equivalents	$1,759	$4,203	$6,774	$9,395	$12,059
Total current assets	4,378	5,920	8,856	13,598	19,482
Stockholders’ equity (deficit)	612	2,866	5,420	7,773	11,901

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

Quarterly financial information (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2010
Revenue	$703	$718	$640	$620
Gross profit	458	441	381	380
Loss from operations	(751)	(753)	(675)	(678)
Net (loss)	(743)	(769)	(645)	(666)
Net (loss) per share:
Basic	(0.05)	(0.05)	(0.04)	(0.04)
Diluted	(0.05)	(0.05)	(0.04)	(0.04)
2009
Revenue	$989	$907	$819	$817
Gross profit	522	508	549	606
Loss from operations	(943)	(1,002)	(901)	(672)
Net (loss)	(937)	(964)	(864)	(662)
Net (loss) per share:
Basic	(0.06)	(0.07)	(0.06)	(0.04)
Diluted	(0.06)	(0.07)	(0.06)	(0.04)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor For Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  This Annual Report on Form 10-K, including the MD&A,, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, strategic initiatives, product development initiatives, new product launches, changes in the competitive landscape, business and industry trends, future financial results, expense control initiatives, changes in and maintenance of our customer base and the potential development of new business, changes in our relationship with Microsoft and related purchase commitment reserve, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our InfoWorkSpace and MxM Secure Products, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or product enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. government as our largest customer, budgetary constraints within the defense and intelligence communities or the redirection of such budgeted funds, new product introductions and product enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, and unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Item 1A of this Annual Report on Form 10-K and in other periodic reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

For the year ended December 31, 2010, overall revenue decreased approximately 24% when compared to the year ended December 31, 2009.  The reduction in revenue is primarily attributed to a decrease in renewals and sales from certain DoD customers as well as budgetary consolidations and the promotion of competing solutions by the DISA, including a collaborative product being sponsored and offered for free by the DISA to these customers.   As a result, we experienced an operating loss of $2.9 million and a net loss of approximately $2.8 million in 2010 compared to an operating loss of $3.5 million and a net loss of approximately $3.4 million in 2009, resulting in a loss of $0.18 per share in 2010, compared to a loss of $0.23 per share in 2009.

Revenue relating to our InfoWorkSpace product decreased approximately 24% in 2010 compared to 2009.  Gross profit also declined approximately 23% compared to 2009, but the gross profit percentage increased slightly to 62.0% in 2010 as compared to 61.8% in 2009. Operating expenses decreased $1.2 million to $4.5 million for 2010, as compared to $5.7 million for 2009. The decrease in our operating expenses in 2010 was a result of further spending reductions and belt-tightening measures in all areas of the company in response to declining revenue. Our other income decreased year over year as we saw a decrease in investment gains and a decrease in our interest earned, due to lower interest rates and a lower average cash balance.

In 2007, we entered into a new agreement with Microsoft to extend an existing software distribution license agreement through December 2008.  Under the agreement, we were required to purchase a minimum of $1.7 million of licenses during 2007 and $2.75 million during 2008, plus an additional $0.5 million over the life of the two year agreement. During 2007, we reviewed our forecast for license sales over the balance of the agreement and recorded a charge of $1.45 million to reserve for an excess purchase commitment.  The charge was recorded as a component of cost of product revenue during the year ended December 31, 2007.

In December 2008, the Microsoft agreement was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million; $2.1 million of which has been satisfied to date.  The amended agreement requires that we make additional payments of $0.7 million during 2011.  In addition to the remaining $0.7 million license purchase commitment, we have approximately $1.6 million of prepaid licenses on hand that have yet to be deployed to customers.  During 2010, we continued to experience a decline in the volume of our customer license renewals, and in early 2011, we entered into negotiations with Microsoft to extend the term of the Microsoft agreement.  Microsoft has tentatively agreed to allow us an additional three year period to deploy the prepaid licenses once the 2011 payment schedule has been completed. We reviewed our current forecast for license sales and believe that the $1.45 million reserve remains the appropriate reserve for the excess purchase commitment.  The prepaid licenses as of December 31, 2010, along with payments to be made in 2011, net of the reserve, represent inventory that is expected to be used in meeting license renewals and new business license requests.  The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

Although our revenue has declined as a result of the redirections of IT budget by the DISA, coupled with the current difficult economic conditions which lengthen the business development and sales activities on the commercial segment, our immediate focus is to continue to enhance our existing various collaborative product and service offerings and to develop and ultimately deploy the next generation of products and services via aggressive and concentrated sales, service, engineering, and marketing efforts. We plan to continue to vigorously defend and endeavor to protect our customer base within the military and intelligence community, while pursuing new opportunities with various agencies and first responders dealing with the threat of terrorism and natural disasters, as well as emerging commercial applications. This focus is subject to change as the driving influence in our future direction is based on the needs and requirements of our customer base, both current and future, and may be adversely affected by current economic and market conditions, as well as our financial position.

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

Revenue Recognition

Product revenue consists of sales of InfoWorkSpace software licenses and maintenance agreements, InfoWorkSpace product related training, installation, and consulting. Revenue from sales of InfoWorkSpace software license and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year. Revenue from InfoWorkSpace training, installation, and consulting services are recognized as the services are performed, provided there is vendor specific objective evidence of fair value, which is the price charged when the services are sold separately

Product development revenue relates to contracts involving customization of the InfoWorkSpace product according to a customer’s specifications. When reliable estimates are available for the costs and efforts necessary to complete the product development and the contract does not include contractual milestones or other acceptance criteria, product development revenue is recognized under the percentage-of-completion contract method based upon input measures, such as hours.  When such estimates are not available, we defer all revenue recognition until we have completed the contract and have no further obligations to the customer.  Revenue associated with contracts for product development revenue with milestone-based deliverables requiring a customer’s acceptance is recognized upon the customer’s acceptance in accordance with the terms of the contract.  The associated cost recognition with these deliverables or milestones is deferred until the terms of acceptance are satisfied and revenue is recognized. Certain of our product development contracts are subject to government audit and retroactive adjustment of the direct and indirect costs used to determine the contract billings.  Product development revenue and accounts receivable reported in the financial statements are recorded at the amount expected to be received.  Product development revenue is adjusted to actual upon final audit and retroactive adjustment.  Estimated contractual allowances are provided based on management’s evaluation of current contract terms.

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

At December 31, 2010, our accounts receivable balance was approximately $374,000 with no allowances. We do not believe an allowance is required. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional expenses being recorded for the period in which such determination was made.

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

We recorded $468,000 and $873,000 of share-based compensation expense in 2010 and 2009, respectively. During 2009 we reviewed our recent unvested option forfeiture history and revised our estimated forfeitures to an annual rate of 15% and trued up the recorded compensation expense to the revised rate.  This estimate revision increased expenses by approximately $143,000 in 2009.

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

Results of Operations — Years Ended December 31, 2010 and 2009

Revenue

Revenue declined 24% in 2010 to approximately $2.7 million when compared to 2009. Product revenue related to InfoWorkSpace declined approximately $790,000 or 23%, while product development revenue declined by approximately $61,000. Product development revenue is revenue related to product customization work performed for customers seeking enhancements to our current product. The decline in license revenue in 2010 was the result of a shortfall in license renewals primarily due to redirections of the IT budget by the DISA and the second NCES contract award to our competitor, which resulted in a number of our existing customers not renewing their licenses and/or reducing the number of licenses used.

Gross profit

Cost of revenue includes material costs, costs of third-party software licenses, direct labor and overhead, customer support costs, and engineering and development costs associated with sponsored and customized product development revenue. Gross profit as a percentage of revenue increased in 2010 to 62.0% from 61.8% in 2009.

Research and development

Research and development expenses include payroll, employee benefits, other headcount-related costs, and miscellaneous costs associated with product development. Research and development expenses decreased to approximately $1.0 million in the year ended December 31, 2010, from approximately $1.7 million in 2009. This decrease is primarily attributable to the capitalization of software costs associated with the release of our new MxM Secure product, along with a reduction in the number of employees.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel along with expenses pertaining to advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses increased 12% to approximately $1.2 million in 2010 from approximately $1.0 million in the year ended December 31, 2009. This increase is primarily attributable to an increase in consulting and professional expenses offset by a reduction in payroll related expenses.

General and administrative

General and administrative costs include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses were approximately $2.0 million in 2010, a decline of $562,000 from those incurred in 2009.  The decline in expenses was primarily in the area of payroll related expenses due to a reduction in headcount offset by an increase in legal fees.

Occupancy and other facilities-related expenses

Occupancy and other facilities-related expenses increased 10% to approximately $285,000 in the year ended December 31, 2010, from approximately $259,000 in 2009. These costs include rent expense and other operating costs associated with our headquarters in Nashua, New Hampshire, and our sales offices in Sterling, Virginia. This increase is primarily due to additions to the accrued restructuring liability for the closed Colorado facility.

Interest income

Interest income consists of interest on cash and cash equivalents.  Interest income decreased to approximately $12,000 in 2010 from approximately $45,000 in 2009. The decrease in 2010 was primarily related to a decrease in the interest rates and a reduced cash balance.

Other income

Other income consists of gains and losses related to short-term mutual fund investments. In 2010 and 2009, we recorded gains of approximately $20,000 and $46,000, respectively, due to the increase in the market value of our short-term investments.

Income tax benefit

Due to the uncertainty of future taxable income, we have not recorded an income tax benefit for the losses incurred in 2010 and 2009.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of approximately $1.8 million.  We incurred a loss from operations of approximately $2.9 million for the year ended December 31, 2010, and a net loss for the year of approximately $2.8 million, as compared with an operating loss of approximately $3.5 million and a net loss of approximately $3.4 million in 2009.

We used cash for operations of $2.4 million in each of fiscal years 2010 and 2009. Cash expended for operating activities in 2010 was primarily the result of a net loss, an increase in accounts receivable and prepaid licenses, offset by an increase in deferred revenue and non-cash items such as depreciation and share-based compensation. Cash used by operating activities in 2009 was primarily the result of a net loss and a decline in deferred revenue offset by decreases in accounts receivable and prepaid software licenses, and non-cash items such as depreciation and share-based compensation.

We invested cash of approximately $130,000 in software capitalization charges in 2010 along with $27,000 in property and equipment in fiscal 2010 compared to $43,000 in fiscal 2009. We generated cash from financing activities of $99,000 in 2010 primarily from proceeds of sales of our common stock pursuant to our various stock plans, and no cash from financing activities in 2009.

We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in August 2012.  We also have leased office space, located in Sterling, Virginia, and our lease for such property was recently extended to June 2013.  Future minimum lease obligations at December 31, 2010, under all of these non-cancelable operating leases are $70,000 in 2011, $60,000 in 2012 and $18,000 in 2013.

In September 2007, we announced our plan to consolidate our Colorado Springs and Nashua facilities in Nashua, New Hampshire by the end of 2007.  We recorded a restructuring charge of $215,000 to cover the expected lease payments of the Colorado Springs facility, net of expected sublease proceeds. In 2008, we reassessed our exposure in consideration of the current real estate market and interest in the space to date by potential subtenants.  Based on the resulting conclusions, we recorded an additional restructuring charge of $219,000 in 2008 and $61,000 in 2010 to the restructuring liability. The space is leased by us through November 2011 and is currently available for subleasing. We estimate that we will have to pay $86,000, net of estimated sublease proceeds, over the remaining lease term. Our gross remaining obligation on the lease, including estimated operating expenses, is approximately $162,000.

In April 2007, we entered into a new agreement with Microsoft to extend an existing software distribution license agreement through December 2008.  Under the agreement, we are required to purchase a minimum of $1.7 million and $2.75 million of licenses during 2007 and 2008, respectively, plus purchase an additional $0.5 million over the life of the two year agreement. During 2007, we reviewed our forecast for license sales over the balance of the agreement and recorded a charge of $1.45 million to reserve for an excess purchase commitment.  The charge was recorded as a component of cost of product revenue during the year ended December 31, 2007.

In December 2008, the Microsoft agreement was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million; $2.1 million of which has been satisfied to date.  The amended agreement requires that we make additional payments of $0.7 million during 2011.  In addition to the remaining $0.7 million license purchase commitment, we have approximately $1.6 million of prepaid licenses on hand that have yet to be deployed to customers.  During 2010, we continued to experience a decline in the volume of our customer license renewals and in early 2011 entered into negotiations with Microsoft to extend the term of the Microsoft agreement.  Microsoft has tentatively agreed to allow us an additional three year period to deploy the prepaid licenses once the 2011 payment schedule has been completed. We reviewed our current forecast for license sales and believe that the $1.45 million reserve remains the appropriate reserve for the excess purchase commitment.  The prepaid licenses as of December 31, 2010, along with payments to be made in 2011, net of the reserve, represent inventory that is expected to be used in meeting license renewals and new business license requests. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

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

Operating costs are continually under review and adjusted accordingly. With our revenue continuing to decline in 2010, we began taking drastic cost-cutting measures, including a reduction in our headcount from  25 employees to 13 employees in March 2011, coupled with decreases in other general and administrative expenses.  We believe that this new headcount level along with additional expense controls will reduce our cash disbursements to a point where our existing cash plus anticipated renewal and new orders will allow us to continue our operations while we concentrate on the considerable identified opportunities.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2010, disclose a ‘going concern’ explanation concerning our ability to continue to operate as a going concern. The consolidated financial statements for the year then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements for the year ended December 31, 2010, we incurred a $2.8 million loss and $2.4 million of negative cash flows from operating activities for the year then ended and at December 31, 2010, and ended the year with working capital of $0.9 million.  These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Order bookings, which are purchase orders placed by customers, are not recorded as revenue or recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order. Management believes that its existing cash and cash equivalents, expected renewals and new business are sufficient to fund operations for the next 12 months.  However, we can provide no assurances that we will be able to continue as a going concern.

The following table summarizes our outstanding contractual obligations:

	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$148	$70	$78	$—	$—
Microsoft License Agreement	676	676	—	—	—
Total contractual obligations	$824	$746	$78	$—	$—

Recent Accounting pronouncements

In April 2010, ASU 2010-17 was issued relative to recognizing revenue under the milestone method.  This ASU provides guidance to vendors on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We do not expect that this ASU will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Ezenia!, Inc.

We have audited the accompanying consolidated balance sheet of Ezenia!, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ezenia!, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses, and negative cash flows from operations and has limited existing resources available to meet 2011 commitments..  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts

March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Ezenia! Inc.:

We have audited the accompanying consolidated balance sheet of Ezenia! Inc. and subsidiaries as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ezenia! Inc. and subsidiaries as of December 31, 2009 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CATURANO AND COMPANY, P.C.

Boston, Massachusetts

March 30, 2010

Consolidated Balance Sheets

(In thousands, except for share and per share related data)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$1,759	$4,203
Marketable Securities	199	180
Accounts receivable, less allowance of $28 at December 31, 2009.	374	129
Prepaid software licenses	1,904	1,239
Prepaid expenses and other current assets	128	169
Total current assets	4,364	5,920
Deposits	29	15
Capitalized Software	109	—
Equipment and improvements, net	62	133
Total assets	$4,564	$6,068

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$274	$273
Accrued expenses	1,640	1,627
Employee compensation and benefits	238	195
Accrued restructuring charges	86	228
Deferred revenue	1,226	876
Total current liabilities	3,464	3,199
Deferred revenue, net of current portion	488	3

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 16,361,138and 15,417,754 issued and 15,601,601and 14,658,217 outstanding in 2010 and 2009, respectively	163	154
Capital in excess of par value	67,018	66,459
Accumulated deficit	(63,624)	(60,802)
Treasury stock; 759,537 shares at cost in 2010 and 2009	(2,945)	(2,945)
Total stockholders’ equity	612	2,866
Total liabilities and stockholders’ equity	$4,564	$6,068

See accompanying notes.

Consolidated Statements of Operations

(In thousands, except for share and per share related data)

	Year ended December 31,
	2010	2009
Revenue
Product revenue	$2,681	$3,471
Product development revenue	—	61
	2,681	3,532
Costs of revenue
Cost of product revenue	1,017	1,322
Cost of product development revenue	—	25
	1,017	1,347
Gross profit	1,664	2,185

Operating expenses
Research and development	998	1,711
Sales and marketing	1,152	1,033
General and administrative	1,985	2,547
Depreciation	98	153
Occupancy and other facilities-related expenses	285	259
Total operating expenses	4,518	5,703
Loss from operations	(2,854)	(3,518)

Other income (expense)
Interest income	12	45
Other	20	46
	32	91
Loss before income taxes	(2,822)	(3,427)
Provision for income taxes	—	—
Net loss	$(2,822)	$(3,427)
Basic and diluted loss per share
Basic & Diluted	$(0.18)	$(0.23)
Weighted average common shares
Basic & Diluted	15,260,158	14,658,217

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

(In thousands, except for share related data)

			Capital			Total
	Common Stock		in Excess of	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Par Value	Deficit	Stock	Equity

BALANCES AS OF DECEMBER 31, 2008	14,658,217	$154	$65,586	$(57,375)	$(2,945)	$5,420

Share-based compensation expense	—	—	873	—	—	873
Net loss	—	—	—	(3,427)	—	(3,427)

BALANCES AS OF DECEMBER 31, 2009	14,658,217	154	66,459	(60,802)	(2,945)	2,866

Share-based compensation expense	—	—	468	—	—	468
Net loss	—	—	—	(2,822)	—	(2,822)
Stock issued under employee benefit plans	943,384	9	91			100

BALANCES AS OF DECEMBER 31, 2010	15,601,601	$163	$67,018	$(63,624)	$(2,945)	$612

See accompanying notes.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2010	2009
Operating activities
Net loss	$(2,822)	$(3,427)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	119	153
Reversal of bad debt reserve	(19)	—
Share-based compensation	468	873
(Gain)Loss on marketable securities	(19)	(47)
Changes in operating assets and liabilities:
Accounts receivable	(226)	642
Prepaid software licenses	(665)	(114)
Prepaid expenses, deposits and other current assets	27	17
Accounts payable, accrued expenses, employee and compensation benefits, and accrued restructuring	(85)	(45)
Deferred revenue	835	(447)
Net cash used for operating activities	(2,387)	(2,395)

Investing activities
Capitalized Software Development Costs	(130)	—
Purchases of equipment and improvements	(27)	(43)
Net cash used for investing activities	(157)	(43)

Financing activities
Proceeds from stock issued under employee benefit plans	100	—
Net cash provided by financing activities	100	—

Change in cash and cash equivalents	(2,444)	(2,438)
Cash and cash equivalents at beginning of year	4,203	6,641
Cash and cash equivalents at end of year	$1,759	$4,203
Supplementary disclosure of cash flow information:
Interest paid	$—	$1
Income taxes paid	$—	$—

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

We have experienced recurring net losses of $2.8 million and $3.4 million for the years ended December 31, 2010 and 2009, respectively. Additionally, we have used net cash in operating activities of $2.4 million in each of the years ended December 31, 2010 and 2009.  These factors raise substantial doubt about our ability to continue as a going concern. Our plans regarding these concerns are addressed in the following paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to current financial conditions, we have undergone a reduction in our workforce from 25 employees to 13 employees in March 2011, as well as other reductions in other general and administrative expenses.  We have also continued to strengthen our sales force in order to increase our sales volume.

Our existing cash and cash equivalents are insufficient to fund our operations for the next twelve months. Therefore, we will need to rely upon renewal orders and the generation of new sales in order to fund operations and there can be no assurance that such activity will be sufficient.  The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

Product revenue consists of sales of InfoWorkSpace software licenses and maintenance agreements, InfoWorkSpace product related training and consulting.  Revenue from sales of InfoWorkSpace software license and maintenance agreements is recognized ratably over the subscription software license contract periods, which are generally one year.  Revenue from InfoWorkSpace training, installation, and consulting services is recognized as the services are performed, provided there is vendor specific objective evidence of fair value, which is the price charged when the services are sold separately.

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

Advertising

Advertising costs are included in sales and marketing expense.  We use our website as our main form of advertising along with participating in various industry-related trade shows. Advertising costs are expensed as incurred.  Advertising expense was approximately $23,000 and $16,000 in fiscal years 2010 and 2009, respectively.

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

Revenue from one customer accounted for approximately 63% of total revenue in 2010 and 56% of total revenue in 2009.  Accounts receivable from this customer accounted for approximately 10% and 20% of the balances at December 31, 2010 and 2009, respectively.  A second customer accounted for approximately 13% of total revenue in 2010 and 16% of total revenue in 2009.  A third customer accounted for approximately 13% of total revenue in 2010 and 6% of total revenue in 2009.  Revenue from international markets was immaterial in both 2010 and 2009.

Equipment and Improvements

Equipment and improvements are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Computer software and equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Repairs and maintenance costs are expensed as incurred.

Research and Development Costs

Costs that are incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers.  During 2010, we released our new MxM Secure software product.  In connection with this development effort, a total of $130,000 of costs were capitalized and will be amortized on a straight-line basis over the estimated economic life of the product of three years.  Amortization expense for the year ended December 31, 2010 was approximately $21,000 and is included as a component of cost of product revenue.

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

Comprehensive Loss

Comprehensive loss represents the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss consists of the net loss for the years ended December 31, 2010 and 2009, and is reported within the accompanying consolidated statements of changes in stockholders’ equity.

Net Loss Per Share

Shares used in computing basic and diluted net loss per share are as follows:

	2010	2009
Basic	15,260,158	14,658,217
Effect of assumed exercise of stock options	—	—
Diluted	15,260,158	14,658,217
Outstanding options excluded as impact is anti-dilutive	3,346,672	3,499,725

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

For the years ended December 31, 2010 and 2009, we recorded share-based compensation expense in the consolidated statements of operations as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2010	December 31, 2009
Cost of revenue	$21	$35
Research and development	47	64
Sales and marketing	55	103
General and administrative	345	671
	$468	$873

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

	Year ended December 31,
	2010	2009
Expected volatility	153%-187%	111%-126%
Risk-free interest rate	0.50%-1.63%	1.28%-1.76%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2010 and 2009 was $0.12 and $0.08 per share, respectively.  During 2009, we reviewed our recent unvested option forfeiture history and revised our estimated forfeitures to an annual rate of 15% and recorded an additional $143,000 in compensation expense based upon the revised rate.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized share-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.28 years, amounted to $361,000 at December 31, 2010.

There were no stock option exercises in 2009 and the weighted average exercise price of stock options exercised for the year ended December 31, 2010 was $0.11.  The total intrinsic value of stock options exercised for the year ended December 31, 2010 was $57,000.

Recent Accounting Pronouncements

In April 2010, ASU 2010-17 was issued relative to recognizing revenue under the milestone method.  This ASU provides guidance to vendors on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We will review these provisions during the next reporting period, but do not expect that this ASU will have a material impact on our financial statements.

Subsequent Events

We have evaluated all events or transactions through the date of this filing.  During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

3.                                      Equipment and Improvements

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Depreciation is calculated using the straight-line method over the useful lives of the respective assets.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.  For the years ended December 31, 2010 and 2009, equipment and improvements consisted of the following:

(in thousands)	2010	2009
Computer equipment and purchased software	$346	$321
Office equipment	29	27
Furniture and fixtures	51	51
Leasehold improvements	192	192
Total equipment and improvements	$618	$591
Less: accumulated depreciation	(556)	(458)
Total equipment and improvements, net	$62	$133

Depreciation expense for the years ended December 31, 2010 and 2009 was $98,000 and $153,000, respectively.

4.                                      Income Taxes

Due to the uncertainty of future taxable income, we have not recorded an income tax benefit for the losses incurred in 2010 and 2009.

Our deferred tax assets consist of the following:

Deferred Tax Assets: (in thousands)	December 31, 2010	December 31, 2009

Net Operating Loss Carryforwards	$25,139	$24,117
Purchased intangibles	2,219	2,731
Tax Credit Carryforwards	238	176
Reserves, accruals and allowances	577	98
Deferred Revenue	317	1
Depreciation and Amortization	79	72
Other	678	950
Total Gross Deferred Tax Asset	29,247	28,145
Valuation Allowance	(29,247)	(28,145)
Net Deferred Tax Asset	$—	$—

At December 31, 2010, we had domestic federal net operating loss (“NOL”) carryforwards of approximately $71.5 million available to reduce future taxable income, which expire at various dates beginning in 2020 through 2030.  We have state NOL carryforwards of approximately $22.6 million available to reduce future state taxable income, which expire at various dates beginning in 2011 through 2030.

As described below under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), certain substantial changes in our ownership may result in a limitation on the amount of NOL carryforwards which may be utilized annually to offset future taxable income and taxes payable.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of NOL carryforwards, and have determined at this time that it is more likely than not that we will not recognize the benefits of our federal and state deferred tax assets and, as a result, a valuation allowance of approximately $29.2 million was established at December 31, 2010 and approximately $28.1 million at December 31, 2009.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31, 2010 and 2009.

(in thousands)	December 31, 2010	December 31, 2009

Income tax computed at federal statutory tax rate	$(959)	$(1,165)

State taxes, net of federal benefit	(87)	(195)

Change in valuation allowance	1,102	(995)

R&D and other credits	(21)	(21)

Write off of tax credit carryforwards	(41)	2,393

Permanent differences and other	6	(17)

Total	$—	$—

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

At December 31, 2010, we had federal and state NOL carryforwards of $71.5 million and $22.6 million, expiring at various dates through 2030.  Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Code as well as similar state provisions.  These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.  We have not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such study and due to the possibility of additional changes in control in the future.  If we have experienced a change of control at any time since our formation, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382.  Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under ASC 740.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2010 and 2009, we had no accrued interest or penalties related to uncertain tax positions.

We are subject to U.S. federal and New Hampshire state income tax.  The tax years 2000 through 2009 remain open to examination by the major state taxing jurisdictions to which we are subject.  The Internal Revenue Service completed an audit of our consolidated federal income tax return for the 2005 tax year with no adjustments.

5.                                      Commitments and Contingencies

We lease our primary facility in Nashua, New Hampshire, under an operating lease, which expires in August 2012. We also have leased office space, located in Sterling, Virginia, for our sales force, and such lease was recently extended to June 2013.  Rent expense for the years ended December 31, 2010 and 2009 was approximately $170,000 and $102,000, respectively.  Future minimum lease obligations at December 31, 2010, under these non-cancelable operating leases are $70,000 in 2011, $60,000 in 2012 and $18,000 in 2013.

In December 2007, we completed the closure of our Colorado Springs facility.  We recorded a restructuring charge of $215,000 to cover the expected lease payments of this facility, net of expected proceeds.  Each year, we reassessed our exposure in consideration of the current real estate market and interest in the space to-date by potential subtenants.  Based on the resulting conclusions, we recorded an additional restructuring charge of $61,000 during the year.  A portion of the space is leased through November 2011 and the remaining portion is currently available for subleasing.  We estimate that we will have to pay $86,000, net of expected sublease rental, over the remaining lease term.  Our gross remaining obligation on the lease, including estimated operating expenses, is approximately $161,886.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado facility for the period ended December 31, 2010 were as follows (in thousands):

Restructuring balance as of December 31, 2009	$228
Additional occupancy costs	61
Cash payments	(203)
Restructuring liability at December 31, 2010	$86

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

In December 2008, the Microsoft agreement was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million; $2.1 million of which has been satisfied to date.  The amended agreement requires that we make additional payments of $0.7 million during 2011.  In addition to the remaining $0.7 million license purchase commitment, we have approximately $1.6 million of prepaid licenses on hand that have yet to be deployed to customers.  During 2010, we continued to experience a decline in the volume of our customer license renewals and in early 2011 entered into negotiations with Microsoft to extend the term of the Microsoft agreement.  Microsoft has tentatively agreed to allow us an additional three year period to deploy the prepaid licenses once the 2011 payment schedule has been completed. We reviewed our current forecast for license sales and believe that the $1.45 million reserve remains the appropriate reserve for the excess purchase commitment.  The prepaid licenses as of December 31, 2010, along with payments to be made in 2011, net of the reserve, represent inventory that is expected to be used in meeting license renewals and new business license requests. The computation of the excess purchase commitment reserve requires management to make certain assumptions regarding future license renewals and sales growth.  Actual results may differ materially from management’s estimates.

In 2007, we entered into an employment agreement with our Chief Executive Officer.  In the event that the Chief Executive Officer’s employment is terminated without cause or he resigns on account of a change of status (as defined in the employment agreement), the Chief Executive Officer is entitled to receive an amount equal to two times (1) the highest annual salary in effect for him during the 12-month period immediately preceding the date of termination and (2) his current targeted annual incentive bonus. In addition, all options awards held by the Chief Executive Officer under our stock option plans shall become fully vested and exercisable. The Chief Executive Officer and his spouse are also entitled to be covered under our medical insurance plans for their lives.

In the event that Chief Executive Officer’s employment with us terminates due to his death prior to termination without cause or due to a change of status, the Chief Executive Officer’s spouse or beneficiaries are entitled to receive a lump sum payment equal to what the Chief Executive Officer would have received if his employment had been terminated without cause as described above.

If we terminate the Chief Executive Officer’s employment other than for cause either in anticipation of or as required to accomplish a change of control (as defined in the employment agreement) or within 24 months after a change of control, or the Chief Executive Officer resigns on account of a change in status within 24 months of a change of control, the Chief Executive Officer is entitled to receive a severance payment equal to four times the sum of (1) the Chief Executive Officer’s base compensation for our fiscal year then in effect or if greater, the Chief Executive Officer’s base compensation for our fiscal year immediately preceding the year in which such termination occurs, plus (2) the Chief Executive Officer’s annual target incentive bonus for the fiscal year then in effect. Effective upon a change of control, all options awards held by the Chief Executive Officer under any of   our stock option plans shall become exercisable and vested in full. The Chief Executive Officer and his spouse are also entitled to be covered under our medical insurance plans for their lives. In addition, the Chief Executive Officer is entitled to receive a tax gross-up payment from us to cover any excise taxes imposed by Section 280G of the Code.

We have also entered into severance agreements with our Chief Financial Officer and certain members of our senior management. If the individual’s employment is terminated by us without “cause”, or the individual terminates his employment for “good reason”, then the individual will be entitled to receive salary continuation for six months, as well as the right to participate in our health, dental and vision programs during such six-month period. However, if the individual commences any employment or self-employment prior to the completion of such six-month period, such salary continuation and other benefits will cease.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  We believe that the outcomes of these matters will not have a material and adverse effect on our business, financial position or financial results.

6.                                      Stockholders’ Equity

We have authorized 2,000,000 shares of preferred stock, 50,000 shares of which are designated as Series D Junior Participating Preferred Stock, and the reminder of which are undesignated. Each series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by our  Board of Directors (the “Board”).

7.                                      Benefit Plans

Stock Option Plans

Our Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”) provided for the sale or award of common stock, or the grant of incentive stock options or nonqualified stock options for the purchase of common stock, up to 6,090,541 shares to our officers, employees and consultants.  The 1991 Plan terminated on March 31, 2001, and no further options have been granted under the 1991 Plan subsequent to that date.  At December 31, 2010, there were 1,500 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 1991 Plan.

Our 2001 Stock Incentive Plan was approved and adopted by the Board on April 11, 2001 (the “2001 Plan”).  The 2001 Plan provided for the sale or award of common stock, or the grant of non-qualified stock options for the purchase of common stock, up to 5,000,000 shares to our officers, directors, employees and consultants.  Vesting of options granted under the 2001 Plan accelerates upon a change of control or acquisition as defined in the 2001 Plan.  The 2001 Plan terminated on December 31, 2004 and no further options have been granted under the 2001 Plan subsequent to that date.  At December 31, 2010, there were 6,500 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 2001 Plan.

Our 2004 Stock Incentive Plan was approved and adopted by the Board on December 31, 2004 (the “2004 Plan”).  The 2004 Plan provides for the sale or award of common stock or the grant of non-qualified stock options for the purchase of common stock, up to 7,500,000 shares to our officers, directors, employees and consultants.  The Board administers the 2004 Plan, and the terms of grants and awards made pursuant to the 2004 Plan.  Vesting of options granted under the 2004 Plan accelerates upon a change of control or acquisition as defined in the 2004 Plan.  The 2004 Plan will terminate on December 31, 2014.  At December 31, 2010, there were 3,304,672 shares of common stock reserved for issuance upon exercise of outstanding options granted under the 2004 Plan.

In April 1995, the Board and stockholders approved our Non-Employee Director Stock Option Plan (the “Director Plan”), which was amended by the Board on June 5, 2002.  The Director Plan provided that the Board, at its discretion, was permitted to grant options to non-employee directors, subject to terms and conditions as determined by the Board.  The Director Plan terminated on November 9, 2004, and no further options have been granted under the Director Plan subsequent to that date.  At December 31, 2010, there were 34,000 shares of common stock reserved for issuance upon exercise of outstanding options granted under the Director Plan.

A summary of option activity under the 2004 Plan, 2001 Plan, the 1991 Plan and the Director Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	3,239,157	$2.52
Granted	1,061,050	0.10
Terminated	(800,482)	3.29
Exercised	—	—

Outstanding at December 31, 2009	3,499,725	1.61
Granted	1,449,150	0.14
Terminated	(658,819)	3.76
Exercised	(943,384)	0.11

Outstanding at December 31, 2010	3,346,672	$0.98

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2010 were 6.91 years and $0 respectively.  The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2009 was 7.00 years and $0, respectively.  The weighted average intrinsic value of options outstanding and options vested or expected to vest is $0.

Related information for options outstanding and exercisable as of December 31, 2010 under these option plans is as follows:

Range of exercise prices	Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.09 - $ 0.09	498,773	8.15	$0.09	110,651	8.15	$0.09
0.11 - 0.20	729,375	9.33	0.16	163,375	9.02	0.12
0.21 - 0.69	734,650	7.21	0.62	468,098	6.97	0.66
0.89- 0.97	540,500	4.02	0.96	540,219	4.02	0.96
1.03- 3.50	843,375	5.66	2.51	803,002	5.63	2.54

	3,346,672	6.91	$0.97	2,085,345	5.92	$1.39

Options vested or expected to vest	3,120,414	6.38	$1.03	2,085,345	5.92	$1.39

In July 2009, we granted options for an aggregate of 64,000 shares to the non-employee members of our Advisory Panel.  The Board of Advisors (“BOA”) was formed to assist us and our management team in the execution of sales, marketing, business development, and operational matters to ensure the success of the Company.  These options vest as set forth in the 2004 Plan, with 25% of the shares vesting on the first anniversary of the grant date and 6.25% of the shares vesting every quarter thereafter, as long as a member remains active in the Advisory Panel.  The expense related to these options is immaterial, and was included in general and administrative expense on the accompanying consolidated statements of operations.

Savings Plan

We sponsor a savings plan for our employees, which has been qualified under Section 401(k) of the Code.  Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits.  At the discretion of the Board, we contributed approximately $26,000 and $39,000 to the 401(k) plan in 2010 and 2009, respectively.

Deferred Compensation Plan

Effective March 31, 2006, we adopted the Ezenia Deferred Compensation Plan (the “Plan”). Under this Plan, eligible employees may elect to defer up to 100% of their base and incentive compensation into the Plan.  We are under no obligation to establish a fund or reserve in order to pay the benefits under the Plan except in the event of a change in control.  If funded, the plan Trustee makes all investment decisions for the Trust on behalf of the participants. We have not guaranteed a return on investment for the participants, all earnings and losses on the Plan assets are borne by the participant.  All contributions and earnings are fully vested to the participant when made but are subject to our creditors in the event of bankruptcy.  As a result, the assets held in the Plan have been recorded as cash equivalents in the consolidated balance sheet with a corresponding liability being recorded as deferred compensation, which is included in employee compensation and benefits in the accompanying consolidated balance sheet.  Interest earned on the Plan assets is recorded as interest income in the consolidated statement of operations. A corresponding entry to deferred compensation is made to increase (decrease) the amounts due the participant resulting from the changes in the asset value with an offsetting charge or credit to general and administrative expense.  Investment income and compensation expense was approximately $19,000 and $47,000 in the years ended December 31, 2010 and 2009, respectively.

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

•              Level 2:  valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability; and

•              Level 3:  valuations are based on prices or third-party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The only financial instruments reported at fair value are our marketable securities, which include short-term mutual funds classified as trading securities, and are reported at fair value using Level 1 inputs.  The fair value of the short-term mutual funds was $199,000 and $180,000 at December 31, 2010 and 2009, and the unrealized gain (loss) related thereto amounts to $19,000 and $46,000, and is recorded in cash and cash equivalents, and other income for the years ended December 31, 2010 and 2009, respectively.

9.             Shareholder Rights Agreement

On April 15, 2008, we adopted a Shareholder Rights Agreement which was terminated on February 11, 2011.

10.          Related-Party Transactions

Payments to two companies previously owned by our Director, Ronald Breland, Selbre Associates and EC America, amount to approximately $30,000 per year or approximately $210,000 since 2005.  The two companies provide General Services Administration (GSA) contract management and consulting in the marketing of our products to the federal government.  These two companies were sold to Immix Group in 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of December 31, 2010, our management, under the supervision and with the participation of both the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in  our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees, including our executive officers and directors. The Code is available on our website at www.ezenia.com.  We intend to disclose any amendments to or waivers of the Code on behalf of our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on our website. We shall also provide to any person without charge, upon request, a copy of the Code.  Any such request must be made in writing to Ezenia! Inc., c/o Investor Relations, 14 Celina Ave, Suite 17-18, Nashua, New Hampshire 03063

The other information required by Item 10 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders. Such information is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders. Such information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 regarding our equity compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,340,172	(1)	$.98	3,233,865	(2)
Equity compensation plans not approved by security holders	6,500	(3)	$0.23	—
Total	3,346,672		$.98	3,233,865

(1)         Includes 1,500 shares of common stock to be issued upon exercise of outstanding options under the 1991 Plan, 34,000 shares of common stock to be issued upon exercise of outstanding options under the Director Option Plan, and 3,304,672 shares of common stock to be issued upon exercise of outstanding options under the 2004 Plan.

(2)          Includes 3,233,865 shares of common stock remaining available for future issuance under the 2004 Plan. The 1991 Plan terminated on March 31, 2001, and the 1994 Non-Employee Director Option Plan terminated on November 9, 2004, and no additional options may be granted under these plans.

(3)          Represents shares of common stock to be issued upon exercise of outstanding options under the 2001 Plan.  The 2001 Plan terminated on December 31, 2004, and no additional options may be granted under this plan.

A description of these equity incentive plans is included in Note 7 to our Consolidated Financial Statements set forth herein.

The other information required by Item 12 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders.  Such information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders. Such information is hereby incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 will be included in our definitive Proxy Statement to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders. Such information is hereby incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)      Documents Filed as Part of Form 10-K

1.                                      Consolidated Financial Statements.

The following consolidated financial statements and supplementary data are included in Part II, Item 8 filed as part of this report, except as indicated:

•                  Report of Independent Registered Public Accounting Firms

•                  Consolidated Balance Sheets as of December 31, 2010 and 2009

•                  Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009

•                  Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

•                  Notes to Consolidated Financial Statements

•                  Quarterly Financial Information (unaudited) (located in Part II, Item 6 of this report)

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
3.2(11)

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Registrant dated as of April 21, 2008, classifying and designating the Series D Junior Participating Cumulative Preferred Stock.

3.3(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
4.2(11)	Shareholder Rights Agreement, dated as of April 15, 2008, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.
4.3(15)	Amendment, dated February 10, 2011, to the Shareholder Rights Agreement dated as of April 15, 2008, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(8)+	2004 Stock Incentive Plan of the Registrant.
10.5(1)	License Agreement dated as of January 2, 1995 between the Registrant and Datapoint Corporation.
10.6(1)	Letter Agreement dated as of December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.7(2)+	Employment Agreement dated as of November 9, 2007 between the Registrant and Khoa D. Nguyen.
10.8(12)+	First Amendment to Employment Agreement dated as of December 11, 2008 between the Registrant and Khoa D. Nguyen.

10.9(3)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended as of February 23, 2001.
10.10(a)(4)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.
10.10(b)(7)	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government Systems Corporation.
10.11(5)+	2001 Stock Incentive Plan of the Registrant.
10.12(14)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.13(6)	License Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.14(6)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor Tandberg Telecom AS.
10.15(6)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.16(6)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant and Tandberg Telecom AS.
10.17(9)	First Amended and Restated Software Distribution License Agreement dated as of January 1, 2005 by and between Microsoft Corporation and Ezenia! Inc.
10.18(10)	Amendment to First Amended and Restated Software Distribution License Agreement dated as of January 1, 2007 by and between Microsoft Corporation and Ezenia! Inc.
10.19(12)	Amendment to First Amended and Restated Software Distribution License Agreement dated as of December 2008 by and between Microsoft Corporation and Ezenia! Inc.
10.20(12)+	The Ezenia! Inc. Deferred Compensation Plan, as amended and restated, dated as of December 11, 2008.
10.21(13)	Indemnification Agreement between the Registrant and each of its directors and executive officers.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of McGladrey & Pullen, LLP
23.2*	Consent of Caturano and Company, Inc.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

*              Filed herewith.

**           Furnished herewith.

+                                               Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.

1                                                Incorporated by reference from the Company’s Registration Statement on Form S-1.

2                                                Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2007 (File No. 000-25882).

3                                                Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2001 (File No. 000-25882).

4                                                Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-25882).

5                                                Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001 (File No. 333-75824).

6                                                Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 (File No. 000-25882).

7                                              Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 (File No. 000-25882).

8                                              Incorporated by reference from the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2005 (File No. 000-25882).

9                                                  Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005 (File No. 000-25885)

10                                                Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (File No. 000-25885).

11                                                Incorporated by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882).

12                                                Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 (File No. 000-25882).

13                                                Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009 (File No. 000-25882).

14                                                Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 9, 2002 (File No. 000-25882).

15                                                Incorporated herein by reference to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commissions on February 11, 2011 (File No. 000-25882).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZENIA! INC.

By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman and Chief Executive Officer
(Principal executive officer)

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Khoa D. Nguyen	Chairman and Chief Executive Officer	March 31, 2011
Khoa D. Nguyen	(Principal executive officer)

/s/ Peter Janke	President and Vice Chairman	March 31, 2011
Peter Janke

/s/ Larry Snyder	Director	March 31, 2011
Larry Snyder

/s/ George Q. Stevens	Director	March 31, 2011
George Q. Stevens

/s/ Samuel A. Kidston	Director	March 31, 2011
Samuel A. Kidston

/s/ Thomas J. McCann	Chief Financial Officer	March 31, 2011
Thomas J. McCann	(Principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(11)

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Registrant dated as of April 21, 2008, classifying and designating the Series D Junior Participating Cumulative Preferred Stock.

3.3(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
4.2(11)	Shareholder Rights Agreement, dated as of April 15, 2008, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.
4.3(15)	Amendment, dated February 10, 2011, to the Shareholder Rights Agreement dated as of April 15, 2008, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(8)+	2004 Stock Incentive Plan of the Registrant.
10.5(1)	License Agreement dated as of January 2, 1995 between the Registrant and Datapoint Corporation.
10.6(1)	Letter Agreement dated as of December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.7(2)+	Employment Agreement dated as of November 9, 2007 between the Registrant and Khoa D. Nguyen.
10.8(12)+	First Amendment to Employment Agreement dated as of December 11, 2008 between the Registrant and Khoa D. Nguyen.
10.9(3)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended as of February 23, 2001.
10.10(a)(4)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.
10.10(b)(7)	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government Systems Corporation.
10.11(5)+	2001 Stock Incentive Plan of the Registrant.
10.12(14)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.13(6)	License Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.14(6)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor Tandberg Telecom AS.
10.15(6)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.16(6)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant and Tandberg Telecom AS.
10.17(9)	First Amended and Restated Software Distribution License Agreement dated as of January 1, 2005 by and between Microsoft Corporation and Ezenia! Inc.
10.18(10)	Amendment to First Amended and Restated Software Distribution License Agreement dated as of January 1, 2007 by and between Microsoft Corporation and Ezenia! Inc.
10.19(12)	Amendment to First Amended and Restated Software Distribution License Agreement dated as of December 2008 by and between Microsoft Corporation and Ezenia! Inc.
10.20(12)	The Ezenia! Inc. Deferred Compensation Plan, as amended and restated, dated as of December 11, 2008.

10.21(13)	Indemnification Agreement between the Registrant and each of its directors and executive officers.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of McGladrey & Pullen, LLP
23.2*	Consent of Caturano and Company, Inc.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

*              Filed herewith.

**           Furnished herewith.

+                                               Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.

1                                                Incorporated by reference from the Company’s Registration Statement on Form S-1.

2                                                Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2007 (File No. 000-25882).

3                                                Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2001 (File No. 000-25882).

4                                                Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-25882).

5                                                Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001 (File No. 333-75824).

6                                                Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 (File No. 000-25882).

7                                              Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 (File No. 000-25882).

8                                              Incorporated by reference from the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2005 (File No. 000-25882).

9                                                  Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005 (File No. 000-25885)

10                                                Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (File No. 000-25885).

11                                                Incorporated by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882).

12                                                Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 (File No. 000-25882).

13                                                Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009 (File No. 000-25882).

14                                                Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 9, 2002 (File No. 000-25882).

15                                                  Incorporated herein by reference to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commissions on February 11, 2011 (File No. 000-25882).