Form 10-K/A
period 2010-12-31
EZENIA INC
filed 2011-05-02
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None.

Ezenia! Inc.

2010 Form 10-K/A Annual Report

The Company’s trademarks include Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad, and Encounter.   All other trademarks referred to in this document are the property of their respective companies.

EXPLANATORY NOTE

     Ezenia! Inc. (referred to as the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2010, originally filed on March 31, 2011 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of April 15, 2011, our Board of Directors (the “Board of Directors”) consisted of four  members. The following table sets forth our directors, their ages and the positions currently held by each person within the Company.

Name of Director	Age	Position(s) Held

Larry Snyder (1)(2)(3)	60	Class I Director
Samuel A. Kidston (3)(2)	36	Class II Director
Khoa D. Nguyen	57	Chairman of the Board of Directors (Class III Director), Chief Executive Officer and Treasurer
George Q. Stevens (1)(2)	65	Class III Director

(1)                         Member of the Audit Committee

(2)                         Member of the Compensation Committee

(3)                         Member of the Nominating Committee

LARRY SNYDER has been a Class I Director of the Company since June 2010.  Mr. Snyder is the Managing Director and principal of Quinault Capital, LLC, a privately held investment banking and consulting firm. Prior to co-founding Quinault Capital, Mr. Snyder was managing director at CRT Capital, an investment banking firm based in Connecticut. His investment experience spans a total of 34 years in financial management, which includes four years at Merrill Lynch, 24 years at Refco, Inc., and two years at Pali Capital, Inc. At Refco, he directed the implementation of corporate and union pension securities in excess of $100 billion. Refco's Pension Investment Monitoring and Evaluation Services portfolios were $400 million to $20 billion, respectively, in asset size. He previously served on the Washington State University's Business School Board for over 15 years and Eton Technical Institute's Board of Directors for 12 years. His professional licenses include Series 3, 6, 7, 24, 26 and 63. Mr. Snyder majored in finance at Montana State University and at Washington State University. The Board of Directors believes Mr. Snyder’s qualifications to sit on the Company’s Board of Directors include his experience in investment banking, financial management and operating experience along with his consulting expertise.

             GEORGE Q. STEVENS was named a Class III Director of the Company in June 2009. For over 35 years, Mr. Stevens has been extensively involved in mergers and acquisitions and the turn-around of many businesses, including start-ups.  From 1971 to 1986, Mr. Stevens was with American Standard and rose to the rank of President of one of their divisions, with 13 specialized manufacturing plants.  When the division was sold to facilitate the purchase of Trane in 1985, Mr. Stevens led the acquisition of two plants, energized the operations, and sold both.  In 1986, Mr. Stevens formed Stevens Information Systems (SIS), which developed the technology used by major investment houses to manage complex retirement plan assets of Fortune 500 companies across the United States and Europe.  In 2004, Mr. Stevens sold SIS and remained as Chairman until early 2005.  In 2005, Mr. Stevens founded Stevens Resource Group (SRG), which specializes in assessments and due diligence of large investment opportunities for multiple investment banking houses, provides business consulting for investment banking and private placement fields, and maintains an extensive finder network throughout the United States, Asia, Europe and the Middle East.  Recently, Mr. Stevens served and has served as officer, director and/or advisor for various companies including Nanonize Technologies, TeknoCreations, Accesskey IP, Adams Equity Fund, Stealth Equity Fund, and Quinault Capital.  Mr. Stevens has been a guest lecturer for various corporations and universities with an emphasis on the rigor of starting a company, finance and management, and investment banking.  The Board of Directors believes Mr. Stevens’s qualifications to sit on the  Board of Directors include his experience in evaluating investment opportunities and his involvement in business turn-around situations, as well as his executive management and operating experience.

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

SAMUEL A. KIDSTON has been a director of the Company since January 2011.  Mr. Kidston is the founder and Chief Investment Officer of North & Webster, LLC, an investment management and advisory firm, where he has worked since 2006. Prior to founding North & Webster, LLC, Mr. Kidston served as an equity analyst at BlackRock, Inc., from December 2001 to March 2006. Mr. Kidston earned a B.A. from Wesleyan University and received his Charter as an Investment Analyst from the CFA Institute.  Mr. Kidston is the non-executive Chairman of the board of directors of SED International Holdings, Inc. (NYSE Amex: SED), a $500 mil. (sales) multi-national distributor of electronics and the non-executive Chairman of the Board of Sport-Haley, Inc. (Pink Sheets: SPOR).  Mr. Kidston serves on the Company’s Board of Directors as a nominee of North & Webster Value Opportunities Fund, LP (the “NW Fund”).  Pursuant to a settlement agreement among the Company, NW Fund, North & Webster, LLC, Mr. Kidston and James Bussone, dated June 30, 2010, the NW Fund had the right to appoint a nominee to the Company’s Board of Directors in January 2011 if the Company failed to meet revenue and operating targets in its operating budget for fiscal year 2010 and the NW Fund, North & Webster LLC, Mr. Kidston and Mr. Bussone continued to collectively hold at least 500,000 shares of the Company’s common stock.  The NW Fund has advised the Company that the NW Fund selected Mr. Kidston as a director because of his vast executive and operating experience, and dedication to increasing shareholder value.  Mr. Kidston earned a BA degree in Philosophy from Wesleyan University, and received his Charter as a Financial Analyst from the CFA Institute.  He is a member of the National Association of Corporate Directors and the Boston Security Analysts Society.

The Board of Directors has an Audit Committee (the “Audit Committee”), which is comprised of Messrs. Snyder and Stevens.  John A. McMullen served on the Audit Committee until his resignation from our Board of Directors in March 2011.  Messrs. Snyder and Stevens are, and Mr. McMullen was, independent according to rules of The Nasdaq Stock Market LLC.  The Audit Committee engages our independent registered public accounting firm, consults with our independent registered public accounting firm concerning the scope of the audit, reviews the results of their examination, reviews and approves any material accounting policy changes affecting our operating results, and reviews the Company’s financial controls.  The Board of Directors had determined that Mr. McMullen was an “audit committee financial expert” as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission.  Following Mr. McMullen’s resignation from the Board, the Company does not currently have an “audit committee financial expert” as so defined.

Our executive officers and their ages are:

Name	Age	Principal Position

Khoa D. Nguyen	57	Chairman, Chief Executive Officer and Treasurer
Thomas J. McCann	66	Chief Financial Officer and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Company.  Based on our review of copies of such forms, each officer, director and ten percent (10%) holder complied with his/her obligations in a timely fashion with respect to transactions in our securities during the year ended December 31, 2010.

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

ITEM 11.  EXECUTIVE COMPENSATION

Processes and Procedures for Determining Executive Compensation

Compensation Philosophy

Our compensation policies for executive officers are based on the belief that the interests of executives should be closely aligned with those of the stockholders.  The compensation policies are designed to achieve the following objectives:

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

Compensation Program

Our executive compensation program is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee is comprised of Messrs. Snyder, Stevens and Kidston, all of whom are independent according to the rules of The Nasdaq Stock Market LLC.   Mr. Ronald Breland and Mr. McMullen served on the Compensation Committee until their resignation from the Board of Directors in March 2011.  Both of Mr. Breland and Mr. McMullen were independent according to rules of The Nasdaq Stock Market LLC.  The Compensation Committee establishes and administers the Company’s executive compensation policies and plans and administers our stock option and other equity-related employee compensation plans.  The Compensation Committee typically does not retain compensation consultants, but does consider internal and external information in determining officers’ compensation, including outside survey data.

Our executive compensation program has three major integrated components: base salary, cash bonuses and long-term incentives.

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

Cash Incentive Compensation.  Our executive officers are eligible to receive cash incentive awards designed to motivate them to attain short-term and longer-term corporate and individual management goals.  The Compensation Committee establishes annual bonus opportunities for each executive officer in relation to his or her base salary.  Bonuses under this program are based on our attainment of specific performance measures established by the Compensation Committee early in the fiscal year, by the achievement of specified individual objectives, and by the degree to which each executive officer contributes to our overall success and the management team.  In 2010, the formula for the named executive officers’ bonuses was based on a combination of individual objectives and the Company’s revenue and profitability objectives. Because these performance targets were not obtained, no bonuses were awarded for 2010.

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

Chief Executive Officer Compensation

The Chief Executive Officer’s base salary, cash incentive awards and long-term incentive compensation are determined by the Compensation Committee, and are based upon the same factors that are employed by the Compensation Committee for executive officers generally. Mr. Nguyen’s base salary for the years ended December 31, 2010 and 2009 was $285,000. The Chief Executive Officer may also be entitled to an annual cash bonus depending on our performance.  No bonuses were awarded in 2010 and 2009. The Compensation Committee, in its sole discretion, determines the amount of any such cash bonus.  Mr. Nguyen has an employment agreement with the Company that is described below under the heading “Potential Payments upon Termination or Change-in-Control”.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the tax deduction to $1,000,000 for compensation paid to certain executives of public companies.  This limitation does not apply to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated there under.  In any case, the historical combined salary and bonus of each executive officer of the Company has been below the $1,000,000 limit.  The Compensation Committee’s present intention is to structure executive compensation to minimize the application of the deduction limitation of Section 162(m) of the Code unless the Compensation Committee feels the necessary changes in our executive compensation program needed to accomplish this objective would not be in the best interest of the Company or its stockholders.

 Summary Compensation Table – 2010

The following table sets forth, for the years ended December 31, 2010 and 2009, the total compensation of our Principal Executive Officer and Principal Financial Officer (the “Named Executive Officers”).  During 2010, we had no other executive officers with total compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards($)(2)	All Other Compensation ($) (3)	Total ($)

Khoa D. Nguyen	2010	285,000	232,054	31,250	548,304
Chairman, Chief Executive	2009	285,000	360,304	125,000	770,304
Officer, and Treasurer

Thomas J. McCann (1)	2010	125,820	20,036	—	145,856
Chief Financial Officer	2009	95,500	11,351	—	106,851

(1)                            Mr. McCann was appointed as Chief Financial Officer in February 2010.

(2)                            These amounts represent the aggregate grant date fair value of the option awards in the year in which the grant was made. The assumptions used for calculating the grant date fair value are set forth in Note  8 to our consolidated financial statements included in the Original Report.  The actual amount that will be realized, if any, upon the exercise of an option will depend upon the extent to which the market price of the Common Stock exceeds the option exercise price at the time the option is exercised.   The exercise price of these awards is the market closing price of the Common Stock on the grant date.

(3)                            All other compensation for each individual was below $10,000, except for Mr. Nguyen for whom the Company paid life insurance premiums.

Outstanding Equity Awards at Fiscal Year-End Table – 2010

The following table sets forth information concerning unexercised options and equity incentive plan awards for each of the Named Executive Officers outstanding as of December 31, 2010.

All of the options presented below vest over a four-year period with 25% of the shares underlying such options vesting at the end of the first year and the balance of the shares vesting in equal quarterly installments over the next three years.  These options expire on the tenth anniversary of the grant date.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Khoa D. Nguyen	500,000		0.97	01/14/2015	(1)
	300,000		3.30	02/28/2016	(2)
	281,250	18,750	2.15	03/08/2017	(3)
	343,750	156,250	0.69	03/13/2018	(4)
	62,500	281,250	0.09	02/24/2019	(5)
Thomas J. McCann	4,500		2.42	10/17/2015	(6)
	2,344	156	2.50	03/08/2017	(7)
	21,875	3,125	1.72	04/09/2017	(8)
	4,813	2,187	0.69	03/13/2018	(9)
	2,188	2,812	0.09	02/24/2019	(10)
	—	56,000	0.11	04/01/2020	(11)

(1)                    Stock option award for 500,000 shares of the Common Stock was granted on 01/14/2005.  All of the shares underlying this grant have vested.

(2)                    Stock option award for 300,000 shares of the Common Stock was granted on 02/28/2006.  25% of the shares underlying the award vested on 02/28/2007, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.

(3)                    Stock option award for 300,000 shares of the Common Stock was granted on 03/08/2007.  25% of the shares underlying the award vested on 03/08/2008, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.

(4)                    Stock option award for 500,000 shares of the Common Stock was granted on 03/13/2008.  25% of the shares underlying the award vested on 03/13/2009, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.

(5)                    Stock option award for 500,000 shares of the Common Stock was granted on 02/24/2009.  25% of the shares underlying the award vested on 02/24/2010, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.  Stock options in the amount of 156,250 have been exercised.

(6)                    Stock option award for 4,500 shares of the Common Stock was granted on 10/17/2005.  All of the shares underlying this grant have vested.

(7)                    Stock option award for 2,500 shares of the Common Stock was granted on 03/08/2007.  25% of the shares underlying the award vested on 03/08/2008, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.

(8)                    Stock option award for 25,000 shares of the Common Stock was granted on 04/09/2007.   25% of the shares underlying the award vested on 04/09/2008, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.

(9)                    Stock option award for 7,000 shares of the Common Stock was granted on 03/13/2008.  25% of the shares underlying the award vested on 03/13/2009, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.

(10)              Stock option award for 5,000 shares of the Common Stock was granted on 02/24/2009.  25% of the shares underlying the award vested on 02/24/2010, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.

(11)              Stock option award for 56,000 shares of the Common Stock was granted on 04/01/2010.  25% of the shares underlying the award vested on 04/01/2011, with the remaining shares vesting in equal quarterly installments thereafter, until the award becomes fully vested.

Other Compensation Related Information

Benefit Plans

2004 Stock Incentive Plan.  We currently maintain the 2004 Stock Incentive Plan (the “2004 Plan”). The purpose of the 2004 Plan is to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentives to certain employees, officers, directors and consultants to contribute to our success.  We may issue stock options, restricted stock awards and/or stock grants pursuant to the 2004 Plan.

Savings Plan.  We also sponsor a savings plan for our employees, which has been qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”).  Eligible employees are permitted to contribute to the 401(k) Plan through payroll deductions within statutory and plan limits.  Company contributions are made at the discretion of the Board of Directors.  Beginning in 1997, the Board of Directors authorized the Company to match a portion of its employees’ contributions to the 401(k) Plan, and, in fiscal years 1997 through 2010, we made a matching contribution of thirty percent (30%) of each employee’s contributions to the extent the employee’s contribution equaled five percent (5%) or more of such employee’s gross compensation.

Nonqualified Deferred Compensation – 2010

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

Name	Executive Contributions in 2010 ($)	Registrant Contributions in 2010 ($)	Aggregate Gains In 2010 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At December 31, 2010 ($)
Khoa D. Nguyen	—	—	19,453	—	199,466

Mr. Nguyen is the only employee who participates in the Plan, and he only contributed to the Plan in 2006.  The 2006 contribution of $180,000 was valued at $199,466 as of December 31, 2010.

Potential Payments upon Termination or Change-in-Control

In 2007, we entered into a new employment agreement with Mr. Nguyen.  Under the employment agreement, Mr. Nguyen is entitled to a base salary at an annual rate to be established by the Board of Directors and is eligible to receive additional cash compensation under our annual incentive plan based upon specific financial and/or other targets as approved by the Compensation Committee. Mr. Nguyen is also eligible to participate in the employee benefit plans and executive compensation programs maintained by the Company applicable to other key executives of the Company.  In addition, we have agreed to procure life insurance coverage on behalf of Mr. Nguyen in the amount of $1.75 million, which was obtained   in 2010.

In the event that Mr. Nguyen’s employment is terminated without cause (as defined in the employment agreement) or Mr. Nguyen resigns on account of a change of status (as defined in the employment agreement), Mr. Nguyen is entitled to receive an amount equal to two times (1) the highest annual salary in effect for him during the 12-month period immediately preceding the date of termination and (2) his current targeted annual incentive bonus (as defined in the employment agreement) (or, if no annual incentive bonus is then in effect, then the highest annual incentive bonus or other aggregate bonus(es) actually paid to Mr. Nguyen in any of the three preceding fiscal years of the Company).  In addition, all options and restricted stock awards held by Mr. Nguyen under the Company’s stock option plans shall become fully vested and exercisable.  Mr. Nguyen and his spouse are also entitled to be covered under the Company’s medical insurance plans for the duration of their lives.

In the event that Mr. Nguyen’s employment with the Company terminates due to his death prior to termination without cause or due to a change of status, Mr. Nguyen’s spouse or beneficiaries are entitled to receive a lump sum payment equal to what Mr. Nguyen would have received if his employment had been terminated without cause as described above.

If we terminate Mr. Nguyen’s employment other than for cause either in anticipation of or as required to accomplish a change of control (as defined in the employment agreement) or within 24 months after a change of control, or if  Mr. Nguyen resigns on account of a change in status within 24 months of a change of control, Mr. Nguyen is entitled to receive a severance payment equal to four times the sum of (1) Mr. Nguyen’s base compensation for our fiscal year then in effect or, if greater, Mr. Nguyen’s base compensation for our fiscal year immediately preceding the year in which such termination occurs, plus (2) Mr. Nguyen’s annual target incentive bonus for the fiscal year then in effect (or, if no target incentive bonus is in effect for such year, then the highest annual incentive bonus or other aggregate bonus(es) actually paid to Mr. Nguyen in any of the three preceding fiscal years). Effective upon a change of control, all options and restricted stock awards held by Mr. Nguyen under any of our stock option plans shall become exercisable and vested in full.  Mr. Nguyen and his spouse are also entitled to be covered under our medical insurance plans for the duration of their lives.  In addition, Mr. Nguyen is entitled to receive a tax gross-up payment from the Company to cover any excise taxes imposed by Section 280G of the Code.

In addition, the Company has entered into a severance agreement with Mr. McCann and certain members of senior management.  If the individual’s employment is terminated by the Company without “cause,” or the individual terminates his employment for “good reason,” then the individual will be entitled to receive salary continuation for six months, as well as the right to participate in the Company’s health, dental and vision programs during such six-month period. However, if the individual commences any employment or self-employment prior to the completion of such six-month period, such salary continuation and other benefits will cease.

Compensation of Directors

The following table sets forth, for the fiscal year ended December 31, 2010, the total compensation of the non-management members of the Board of Directors. Mr. Kidston was not a director of the Company during fiscal year 2010. Compensation of the management members of the Board of Directors is set forth in the Summary Compensation Table.

Director Compensation Table - 2010

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)(3)(4)	Total ($)
Ronald L. Breland (5)	14,000	7,831	21,831
Gerald P. Carmen (5)	22,000	7,803	29,803
Larry Snyder	6,500	1,872	8,372
John A. McMullen (5)	20,000	7,803	27,803
George Q. Stevens	23,500	3,384	26,884
Peter Janke (6)	3,500	1,872	5,372

(1)  We pay each non-employee director a fee of $3,000 per meeting of the Board of Directors attended in person or $500 for each meeting attended remotely.  We also pay each non-employee director $500 for each meeting of the Audit Committee, Compensation Committee, and Nominating Committee attended by such director.

(2)  Initially, each non-employee director who joins the Board of Directors receives an option to purchase 35,000 shares of Common Stock.  In fiscal year 2010, Mr. Snyder received an option to purchase 35,000 shares at a price of $0.17 per share.  Also in fiscal year 2010, Mr. Janke received an option to purchase 35,000 shares at a price of $0.20 per share.  Each of these options becomes exercisable over a four-year period with 20% of the shares underlying such options vesting immediately, with the remaining shares vesting in equal yearly installments over four years. All other non-employee directors received an option to purchase 25,000 shares at a price of $0.11 per share vesting immediately in 2010.   Such option grants have a term of ten years.

(3)   These amounts represent the aggregate grant date fair value of the option awards in the year in which the grant was made. The assumptions used for calculating the grant date fair value are set forth in Note 8 to our consolidated financial statements included in the Original Report.  The exercise price of these options is based upon the closing price of the Common Stock on the grant date.  The actual amount that will be realized, if any, upon an exercise of an option will depend upon the extent to which the market price of the Common Stock exceeds the option exercise price at the time the option is exercised.

(4)  The stock options outstanding at December 31, 2010 for each of the non-employee directors were as follows: Mr. Snyder and Mr. Stevens with options to purchase 35,000 shares each, Mr. McMullen with options to purchase 73,000 shares, Mr. Breland with options to purchase 101,000 shares and Mr. Carmen with options to purchase 80,000 shares.

(5)  Resigned from the Board of Directors in March 2011.

(6)  Mr. Janke was named President and Vice Chairman of the Board of Directors in September 2010. During fiscal year 2010, Mr. Janke earned salary in the amount of $76,462 and option awards with an aggregate grant date fair value of $6,991 in his capacity as President. In April 2011, Mr. Janke was relieved of these duties. Mr. Janke resigned from the Board of Directors in April 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 29, 2011 by (1) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (2) each member of the Board of Directors, (3) each of the Named Executive Officers and (4) all directors and executive officers as a group.  The address for each stockholder is c/o Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, New Hampshire 03063. Except as noted below, each stockholder has sole voting and investment power with respect to the shares listed.

	Shares Beneficially Owned
Directors, Officers and 5% Stockholders	Number	Percent (1)

Hummingbird Management LLC	1,586,484	10.17%
Khoa D. Nguyen (2)	2,871,244	16.66%
Samuel Kidston (3)	745,157	4.77%
Thomas J. McCann (4)	156,101	1.00%
George Q. Stevens (5)	91,000	*
Larry Snyder (6)	7,000	*
All executive officers and directors as a group (5 persons) (7)	3,870,502	22.34%

*Less than 1%

(1)

Percentages are calculated on the basis of 15,601,601 shares of Common Stock outstanding as of April 29, 2011. The total number of shares outstanding used in calculating the percentage also assumes that only the currently exercisable options or options which become exercisable within 60 days of April 29, 2011, held by the person to acquire shares of Common Stock are exercised, but does not include the number of shares of Common Stock underlying options held by any other person.

(2)	Includes 1,631,250 shares that Mr. Nguyen has the right to acquire within 60 days of April 29, 2011 by the exercise of stock options.
(3)	Includes 7,000 shares that Mr. Kidston has the right to acquire within 60 days of April 29, 2011 by the exercise of stock options.
(4)	Includes 54,501 shares that Mr. McCann has the right to acquire within 60 days of April 29, 2011 by the exercise of stock options.
(5)	Includes 21,000 shares that Mr. Stevens has the right to acquire within 60 days of April 29, 2011 by the exercise of stock options.
(6)	Includes 7,000 shares that Mr. Snyder has the right to acquire within 60 days of April 29, 2011 by the exercise of stock options.
(7)	Includes 1,720,751 shares that directors and executive officers of the Company have the right to acquire within 60 days of April 29, 2011 by the exercise of stock options.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 regarding our equity compensation plans under which shares of our Common Stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by securityholders	3,340,172	(1)	$0.98	3,233,865	(2)
Equity compensation plans not approved by securityholders	6,500	(3)	$0.23	—
Total	3,346,672		$0.98	3,233,865

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Director Independence

The Board of Directors has determined that all of the members of the Board of Directors are currently “independent directors” as defined by the independence rules of The Nasdaq Stock Market LLC, with the exception of Mr. Nguyen, who is the Company’s Chief Executive Officer.  Prior to the termination of his position as President of the Company and to his resignation from the Board of Directors in April 2011, Mr. Janke was also not considered independent due to his role as President of the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Caturano and Company, P.C. (“Caturano”) was the Company’s independent registered public accountants for fiscal year 2009.  During 2010, McGladrey & Pullen, LLP acquired the assets of Caturano.  As a result, on August 18, 2010, Caturano resigned as the independent registered public accounting firm for the Company and, concurrent with such resignation, the Company’s audit committee approved the engagement of McGladrey   as the independent registered public accounting firm for the Company to audit the Company's financial statements for fiscal year 2010. The Audit Committee voted on April 4, 2011 to engage Moody, Famiglietti & Andronico (“MFA”) as the Company’s independent public accountants.

Audit Fees

The fees billed for professional services rendered by McGladrey and Caturano for the audit of our annual financial statements were approximately $116,400 and $123,700, respectively, for the fiscal years ended December 31, 2010 and 2009. The aggregate fees billed for professional services rendered by Caturano includes the reviews of the financial statements included in our quarterly reports on Form 10-Q.

Audit Related Fees

We had no audit related fees for 2010 and 2009.

Tax Fees

We had no tax related fees for 2010 and 2009.

All Other Fees

We had no other fees for 2010 and 2009.

A summary of the fees paid to McGladrey and Caturano for the fiscal years ended December 31, 2010 and 2009 is set forth below:

	Fiscal Year Ended December 31,	% of	Fiscal Year Ended December 31,	% of
Fee Category	2010	Total	2009	Total
Audit Fees	$116,400	100%	$123,700	100%
Audit-Related Fees	—	—	—	—
All Other Fees -	—	—	—	—
Total Fees	$116,400	100%	$123,700	100%

All of the services provided by McGladrey and Caturano were approved by the Audit Committee.  The Company’s policy on auditor independence does not permit the employment of its independent auditor for material non-audit related services, except for services which are incidental and directly related to audit activities and tax-related activities.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      Documents Filed as Part of Form 10-K/A

1.                                      Consolidated Financial Statements.

None.

2.                                      Financial Statement Schedule.

None.

3.                                      List of Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(11)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Registrant classifying and designating the Series D Junior Participating Cumulative Preferred Stock.
3.3(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
4.2(11)	Shareholder Rights Agreement, dated as of April 15, 2008, between Ezenia! Inc. and Computershare Trust Company, N.A., as Rights Agent.
4.3(15)	Amendment, dated February 10, 2011, to the Shareholders Rights Agreement dated as of April 15, 2008, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(8)+	2004 Stock Incentive Plan of the Registrant.
10.5(1)	License Agreement dated January 2, 1995 between the Registrant and Datapoint Corporation.
10.6(1)	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.7(2)+	Employment Agreement dated as of November 9, 2007 between the Registrant and Khoa D. Nguyen.
10.8(12)+	First Amendment to Employment Agreement dated as of December 11, 2008 between the Registrant and Khoa D. Nguyen.
10.9(3)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended as of February 23, 2001.
10.10(a)(4)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.
10.10(b)(7)	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government Systems Corporation.
10.11(5)+	2001 Stock Incentive Plan of the Registrant.
10.12(14)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.13(6)	License Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.

10.14(6)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor Tandberg Telecom AS.
10.15(6)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.16(6)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant and Tandberg Telecom AS.
10.17(9)	First Amended and Restated Software Distribution License Agreement dated as of January 1, 2005 by and between Microsoft Corporation and Ezenia! Inc.
10.18(10)	Amendment to First Amended and Restated Software Distribution License Agreement dated as of January 1, 2007 by and between Microsoft Corporation and Ezenia! Inc..
10.19(12)	Amendment to First Amended and Restated Software Distribution License Agreement dated as of December 2008 by and between Microsoft Corporation and Ezenia! Inc..
10.20(12)	The Ezenia! Inc. Deferred Compensation Plan, as amended and restated, dated as of December 11, 2008.
10.21(13)	Indemnification Agreement between the Registrant and each of its directors and executive officers.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of McGladrey & Pullen, LLP
23.2**	Consent of Caturano and Company, Inc.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

*	Filed herewith.
**	Previously furnished or filed with the Original Report.
+	Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.
1	Incorporated by reference from the Company's Registration Statement on Form S-1.
2	Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on November 14, 2007 (File No. 000-25882).
3	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2001 (File No. 000-25882)..
4	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-25882).
5	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001 (File No. 333-75824).
6	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 (File No. 000-25882)..
7	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 (File No. 000-25882).
8	Incorporated by reference from the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2005 (File No. 000-25882).
9	Incorporated by reference from the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005 (File No. 000-25885).

10	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (File No. 000-25885).
11	Incorporated by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882).
12	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 (File No. 000-25882).
13	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009 (File No. 000-25882).
14	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 9, 2002 (File No. 000-25882).
15	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A/A, filed with the Securities and Exchange Commission on February 11, 2011(File No. 000-25882).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZENIA! INC.

By:	/s/ Thomas J. McCann
Thomas J. McCann
Chief Financial Officer

Date: May 2, 2011

Exhibit Index

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(11)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Registrant classifying and designating the Series D Junior Participating Cumulative Preferred Stock.
3.3(1)	Amended and Restated By-Laws of the Registrant.
4.1(1)	Specimen Stock Certificate.
4.2(11)	Shareholder Rights Agreement, dated as of April 15, 2008, between Ezenia! Inc. and Computershare Trust Company, N.A., as Rights Agent.
4.3(15)	Amendment, dated February 10, 2011, to the Shareholders Rights Agreement dated as of April 15, 2008, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.
10.1(1)+	Amended and Restated 1991 Stock Incentive Plan of the Registrant.
10.2(1)	Amended and Restated 1994 Non-Employee Director Option Plan of the Registrant.
10.3(1)+	1995 Employee Stock Purchase Plan of the Registrant.
10.4(8)+	2004 Stock Incentive Plan of the Registrant.
10.5(1)	License Agreement dated January 2, 1995 between the Registrant and Datapoint Corporation.
10.6(1)	Letter Agreement dated December 31, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.
10.7(2)+	Employment Agreement dated as of November 9, 2007 between the Registrant and Khoa D. Nguyen.
10.8(12)+	First Amendment to Employment Agreement dated as of December 11, 2008 between the Registrant and Khoa D. Nguyen.
10.9(3)	Asset Purchase Agreement dated as of December 28, 2000 between the Registrant and General Dynamics Government Systems Corporation, as amended as of February 23, 2001.
10.10(a)(4)	Put Agreement dated as of March 27, 2001 (as amended to date) by and between the Registrant and General Dynamics Government Systems Corporation.
10.10(b)(7)	Agreement and Release dated as of December 31, 2002 by and between the Registrant and General Dynamics Government Systems Corporation.
10.11(5)+	2001 Stock Incentive Plan of the Registrant.
10.12(14)	Asset Purchase Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.13(6)	License Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.14(6)	Promissory Note dated as of August 1, 2002 made by the Registrant in favor Tandberg Telecom AS.
10.15(6)	Security Agreement dated as of August 1, 2002 between the Registrant and Tandberg Telecom AS.
10.16(6)	Ezenia! License Agreement dated as of October 30, 2002 between the Registrant and Tandberg Telecom AS.
10.17(9)	First Amended and Restated Software Distribution License Agreement dated as of January 1, 2005 by and between Microsoft Corporation and Ezenia! Inc.
10.18(10)	Amendment to First Amended and Restated Software Distribution License Agreement dated as of January 1, 2007 by and between Microsoft Corporation and Ezenia! Inc..
10.19(12)	Amendment to First Amended and Restated Software Distribution License Agreement dated as of December 2008 by and between Microsoft Corporation and Ezenia! Inc..
10.20(12)	The Ezenia! Inc. Deferred Compensation Plan, as amended and restated, dated as of

December 11, 2008.
10.21(13)	Indemnification Agreement between the Registrant and each of its directors and executive officers.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of McGladrey & Pullen, LLP
23.2**	Consent of Caturano and Company, Inc.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Previously furnished or filed with the Original Report.

+	Management contract for compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.
1	Incorporated by reference from the Company's Registration Statement on Form S-1.
2	Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on November 14, 2007 (File No. 000-25882).
3	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2001 (File No. 000-25882)..
4	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-25882).
5	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 21, 2001 (File No. 333-75824).
6	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002 (File No. 000-25882)..
7	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 (File No. 000-25882).
8	Incorporated by reference from the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2005 (File No. 000-25882).
9	Incorporated by reference from the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005 (File No. 000-25885).
10	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (File No. 000-25885).
11	Incorporated by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882).
12	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 (File No. 000-25882).
13	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2009 (File No. 000-25882).
14	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 9, 2002 (File No. 000-25882).
15	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A/A, filed with the Securities and Exchange Commission on February 11, 2011(File No. 000-25882).