Form 10-Q
period 2011-03-31
EZENIA INC
filed 2011-05-13
CIK 943894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s Common Stock as of April 29, 2011 was 15,601,601.

EZENIA! INC.

Note: Ezenia!, the Ezenia! Logo, InfoWorkSpace, LaunchPad and Encounter are trademarks of Ezenia! Inc.  All other trademarks are property of their respective companies.

EZENIA! INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share related data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,018	$1,759
Marketable securities	206	199
Accounts receivable	829	374
Prepaid software licenses, net	543	629
Prepaid expenses and other current assets	79	128
Total current assets	2,675	3,089
Deposits	29	29
Capitalized software, net	98	109
Prepaid software licenses, net of reserve and current portion	389	396
Equipment and improvements, net	53	62
Total assets	$3,244	$3,685

Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$258	$274
Accrued expenses	509	761
Accrued employee compensation and benefits	314	238
Accrued restructuring	45	86
Current portion of deferred revenue	1,809	1,226
Total current liabilities	2,935	2,585

Deferred revenue, net of current portion	401	488

Total liabilities	3,336	3,073

Stockholders’ (deficit) equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 16,362,589 issued and 15,601,601 outstanding at March 31, 2011 and December 31, 2010	163	163
Capital in excess of par value	67,098	67,018
Accumulated deficit	(64,408)	(63,624)
Treasury stock at cost, 759,537 shares	(2,945)	(2,945)
Total stockholders’ (deficit) equity	(92)	612
Total liabilities and stockholders’ (deficit) equity	$3,244	$3,685

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share related data)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues
Product revenues	$676	$703

Cost of revenues
Cost of product revenue	239	245

Gross profit	437	458

Operating expenses
General and administrative	479	597
Research and development	469	215
Sales and marketing	213	266
Occupancy and other facilities-related expenses	58	97
Depreciation	10	34
Total operating expenses	1,229	1,209

Loss from operations	(792)	(751)

Other income
Other income	7	4
Interest income	1	4
Total other income	8	8

Net loss	$(784)	$(743)

Loss per share:
Basic and diluted	$(0.05)	$(0.05)
Weighted average common shares:
Basic and diluted	15,601,601	14,658,217

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,

	2011	2010

Operating activities
Net loss	$(784)	$(743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	34
Stock-based compensation	80	130
Gain on marketable securities	(7)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(455)	(770)
Prepaid software licenses	93	(203)
Prepaid expenses and other current assets	49	39
Accounts payable, accrued expenses, employee and compensation benefits and accrued restructuring	(233)	150
Deferred revenue	496	909
Net cash used in operating activities	(741)	(458)

Investing activities
Purchases of equipment and improvements	—	(5)
Capitalized software development costs	—	(84)
Net cash used in investing activities	—	(89)

Change in cash and cash equivalents	(741)	(547)

Cash and cash equivalents at beginning of period	1,759	4,203
Cash and cash equivalents at end of period	$1,018	$3,656

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

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $784,000 and used cash in operating activities of $741,000 for the three months ended March 31, 2011.  The Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $260,000, $92,000 and $64.4 million, respectively, at March 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues or its ability to receive investment capital and loans from third parties to sustain its current level of operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to current financial conditions, we have undergone a reduction in our workforce from 25 employees to 13 employees in March 2011, as well as other reductions in other general and administrative expenses. We have also continued to strengthen our sales force in order to increase our sales volume.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia and its wholly-owned subsidiaries.  In the opinion of management, these financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although we believe the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

Certain accounts in the December 31, 2010 and March 31, 2010 financial statements have been reclassified for comparative purposes to conform to the presentation in the March 31, 2011 financial statements.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of the financial statements and revenue and expenses during the reported period.  Actual results could differ materially from these estimates.  The accounting policies applied are consistent with those disclosed in Note 2 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The Company has evaluated all events or transactions through the date of this filing.  During this period, we did not have any material subsequent event that has not been previously disclosed.

2.  Revenue Recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product—related training, installation, and consulting.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract period, which is generally one year. Revenue from IWS product-related training, installation, and consulting services is recognized as the services are performed because we believe we have established vendor specific objective evidence of fair value based on the price charged when the services are sold separately.

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

3.  Stock-Based Compensation

We account for stock-based compensation as costs to be recognized for equity or liability instruments based on the fair value on the grant date, with expense recognized during the period over which an employee provides service in exchange for the award.  We estimate forfeitures at the grant date. Total stock-based compensation cost was $80,000 and $130,000 for the three months ended March 31, 2011 and 2010, respectively.

A summary of stock option activity under all of our stock option plans for the three months ended March 31, 2011 is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Options outstanding, December 31, 2010	3,346,672	$0.98
Granted	135,000	0.09
Canceled	(254,553)	0.25
Options outstanding, March 31, 2011	3,227,119	$1.00

Options vested and expected to vest, March 31, 2011	3,071,442	$1.04

Options exercisable, March 31, 2011	2,304,401	$1.30

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

	Three Months Ended March 31,
	2011	2010
Expected volatility	187%-188%	153%
Risk-free interest rate	1.03%-1.28%	1.43%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted for the three months ended March 31, 2011 and 2010 was $0.09 and $0.10 per share, respectively.  We estimated forfeitures related to option grants at an annual rate of approximately 15%.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.22 years, amounted to $212,000 at March 31, 2011.

4.  Research and Development Costs

Costs that are incurred internally in researching and developing computer software products are charged to expense until technological feasibility has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing.  In the first quarter of 2010, we determined that technological feasibility had been established for our newest product, MxM Secure version 2.0 (“MxM Secure”), therefore we capitalized $84,000 of costs related to the development of the product during the three months ended March 31, 2010.  The capitalized costs will be amortized over the expected life of the product which is three years.  During the three-month period ended March 31, 2011, we recorded approximately $11,000 of amortization expense related to the capitalized software.

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

These short-term investments are held in a rabbi trust and are reported at fair value using Level 1 inputs (quoted market values) as marketable securities on the accompanying condensed consolidated balance sheets. The unrealized gains (losses) related to the short-term investments for the three months ended March 31, 2011 and 2010 were approximately $7,000 and $4,000, respectively. They are reported as other income (expense), and the changes to the corresponding liability are recorded in general and administrative expenses, in the accompanying condensed consolidated statements of operations. As of March 31, 2011 and December 31, 2010, the fair value of the short-term investments and the corresponding liability were approximately $206,000 and $199,000, respectively.

6.  Earnings Per Share

Shares used in computing basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Basic weighted-average shares outstanding	15,601,601	14,658,217
Dilutive impact from outstanding stock options	—	—
Diluted weighted-average shares outstanding	15,601,601	14,658,217
Outstanding options excluded as impact is anti-dilutive	3,227,119	3,128,100

7.  Commitments and Contingencies

In December 2007, we completed the closure of our Colorado Springs facility and recorded a restructuring reserve to cover the remaining lease payments, net of estimated sublease proceeds.  Each quarter we record additional occupancy costs, resulting from the difference between the amount of actual sublease income that reduces our liability and the amount of sublease income we estimated when the reserve was established. The amount of these additional occupancy costs was $15,000 for the three months ended March 31, 2011, and the corresponding liability increased the restructuring liability on our condensed consolidated balance sheets. We estimate that we will have to pay $92,000, net of an expected sublease rental, over the remaining lease term. Our gross remaining lease obligation on our Colorado Springs facility, including estimated operating expense, is approximately $118,000.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado Springs facility for the three months ended March 31, 2011 were as follows (in thousands):

Restructuring balance as of December 31, 2010	$86
Cash payments	(56)
Additional occupancy costs and other facilities related expenses	15
Restructuring liability at March 31, 2011	$45

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, of which $2.4 million was satisfied as of March 31, 2011. In April 2011, the remaining payment schedule was modified to extend the required payments to September 2011.  This moves $72,000 in payments from the second quarter of the fiscal year to the third quarter.  In addition to the remaining license purchase commitment, we have approximately $1.7 million of prepaid licenses on hand that have yet to be deployed to customers. Microsoft has agreed to allow the Company an additional three year period to deploy the prepaid licenses. As of March 31, 2011, we reviewed our forecast for license sales through the amended term (ending in June 2014) and believe that the $1.45 million excess purchase reserve that was established during the year ended December 31, 2007 remains appropriate for at least the next 12 months.

In response to current financial conditions, we have undergone a reduction in our workforce from 25 employees to 13 employees in March 2011, as well as other reductions in other general and administrative expenses. We have also continued to strengthen our sales force in order to increase our sales volume.

8. Related-Party Transactions

Payments to two companies previously owned by one of our directors, Selbre Associates and EC America, amounted to approximately $7,500 in the three-month periods ended March 31, 2011 and 2010, respectively. The two companies provide General Services Administration contract management and consulting in the marketing of our products to the Federal government. These two companies were sold to Immix Group in 2009.  Effective April 2011 this Director resigned.

9. Subsequent Events

The Board of Directors of Ezenia! Inc., in their continuing drive to reduce expenses, have decided to eliminate a layer of management and have therefore relieved Mr. Peter Janke of his responsibilities as President and COO of Ezenia effective as of April 1, 2011. On April 25, 2011, Peter E. Janke resigned as the Vice Chairman of the Board and from the Board of Directors of Ezenia! Inc. (the “Company”), effective immediately

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, strategic initiatives, product development initiatives, new product launches, changes in the competitive landscape, business and industry trends, future financial results, expense control initiatives, changes in and maintenance of our customer base and the potential development of new business, changes in our relationship with Microsoft and related purchase commitment reserve, our ability to generate cash and to meet our working capital needs, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our IWS version

3.0 and MxM Secure, version 2.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or product enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. government as our largest customer, budgetary constraints within the defense and intelligence communities or the redirection of such budgeted funds, new product introductions and product enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, and unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Part I-Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in other periodic reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Overview

For the quarter ended March 31, 2011, revenue declined approximately 4% as compared to the same period in 2010, net loss was approximately ($784,000) compared to ($743,000), and basic loss per share was ($0.05),  which was the same for the quarter ended March 31, 2010.  The reduction in revenue is primarily attributed to a decrease in renewals and sales from certain Department of Defense, (the  “DoD”, customers as well as budgetary consolidations and the promotion of competing solutions by the Defense Information Systems Agency, (“DISA”), including a collaborative product being sponsored and offered for free by DISA to these customers. Even though our expense ratios were unfavorable as a result of the decline in revenue, our operating expenses remained relatively flat at $1.2 million quarter over quarter.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues:  Product revenues declined 4% to approximately $676,000 for the quarter ended March 31, 2011 from approximately $703,000 for the quarter ended March 31, 2010. We believe that the decline in IWS revenue is primarily the result of budgetary constraints and uncertainties within the DoD, as well as the redirection of information technology, or IT, purchases due to the Net-Centric Enterprise Services programs administered by DISA as described above.

Gross Profit:  Cost of revenues includes material costs, costs of third-party software licenses, assembly labor and overhead, customer support costs, and engineering and development costs associated with product development revenue.  Gross profit as a percentage of revenue was approximately 64.6% for the quarter ended March 31, 2011 as compared to approximately 65.1% for the quarter ended March 31, 2010. The 0.5% decline in gross profit percentage was primarily due to the amortization of the capitalized MxM Secure software development costs.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs and miscellaneous costs associated with product development. Research and development expenses increased by 118% to approximately $469,000 for the quarter ended March 31, 2011 from approximately $215,000 for the quarter ended March 31, 2010.  The increase is due in part to the capitalization of $84,000 of engineering labor for our new product MxM Secure in the quarter ended March 31, 2010.  The balance is made up of additional headcount and consultants brought on to continue to enhance our new product.

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses decreased by 20% to approximately $213,000 for the quarter ended March 31, 2011 from approximately $266,000 for the quarter ended March 31, 2010. The decrease is primarily attributable to a decrease in consulting expenses.

General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses declined by 20% to approximately $479,000 for the quarter ended March 31, 2011 as compared to approximately $597,000 for the quarter ended March 31, 2010, primarily due to lower stock-based compensation costs and legal and professional fees, partially offset by an increase in compensation costs.

Occupancy and Other Facilities-Related Expenses:  Occupancy and other facilities-related expenses include rent expenses and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and sales office located in Sterling, Virginia.  Occupancy costs declined 40% to approximately $58,000 for the quarter ended March 31, 2011 from approximately $97,000 for the quarter ended March 31, 2010.  The decline is attributable to a reduction of $26,000 in costs related to the closure of the facility in Colorado Springs, Colorado, along with a consolidation of facilities in Nashua, New Hampshire.

Other Income:  For the quarter ended March 31, 2011, we had other income of $7,000 compared to other income of $4,000 for the quarter ended March 31, 2010. This difference results from unrealized gains on short-term investments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents on hand of approximately $1.0 million.  We incurred a loss from operations of approximately $792,000 for the three months ended March 31, 2011, and a net loss for the quarter of approximately $784,000.

In the three-month period ended March 31, 2011 we used cash from operations of approximately $741,000 compared to using cash of approximately $458,000 for the three months ended March 31, 2010.  The cash used from operations for 2011 and 2010 is primarily the result of the net loss and an increase in accounts receivable and prepaid software licenses, partially offset by deferred revenue.

We also invested approximately $84,000 in capitalized labor for our new product, MxM Secure during the three months ended March 31, 2010. There were no capitalized costs in 2011.

Our contractual obligations relate primarily to our facilities leases and a contractual purchase commitment.  We lease our primary facility in Nashua, New Hampshire under an operating lease, which was recently extended and expires in August 2012. We also have a lease for office space in Sterling, Virginia, for sales and technical support operations, which expires in June 2013. A portion of the space under our Colorado Springs facility is subleased through November 2011 and the remaining portion is currently available for subleasing as we have ceased operations there.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, of which $2.4 million was satisfied as of March 31, 2011. In April 2011 the remaining payment schedule was modified to extend the required payments to September 2011.  This moves $72,000 in expected payments from the second quarter of the fiscal year to the third quarter. In addition to the remaining license purchase commitment, we have approximately $1.7 million of prepaid licenses on hand that have yet to be deployed to customers. Microsoft has agreed to allow the Company an additional three year period to deploy the prepaid licenses. As of March 31, 2011, we reviewed our forecast for license sales through the amended term (June 2011) and believe that the $1.45 million excess purchase reserve that was established during the year ended December 31, 2007 remains appropriate for at least the next 12 months.

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

Operating costs remained relatively flat at approximately $1.2 million for the three months ended March 31, 2011, and for the three months ended March 31, 2010. Order bookings, which are purchase orders placed by customers, are not recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order. Our cash balance declined by approximately $741,000 for the three months ended March 31, 2011 with cash on hand at the end of the period of approximately $1.0 million. Management believes that its existing cash resources and expected new and renewed license orders will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next several months.  The Company is currently reviewing all of its options for the long term.

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

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2011, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.  From time to time, we are subject to a variety of claims and suits that arise in the ordinary course of business. While we cannot predict the outcome of these matters, we believe that the outcome will not materially affect our business, financial position or results of operations.

Item 1A.  Risk Factors

For factors that could affect our business, results of operation and financial condition, see the discussion of risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes in these risk factors for the three months ended March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.      Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Registrant dated as of April 21, 2008, classifying and designating the Series D Junior Participating Cumulative Preferred Stock.

3.3(1)	Amended and Restated By-Laws of the Registrant.

4.1(1)	Specimen Stock Certificate.

4.2(2)	Shareholder Rights Agreement, dated as of April 15, 2008, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.

4.3(3)	Amendment, dated February 10, 2011, to the Shareholder Rights Agreement dated as of April 15, 2008, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.

31.1*	Certification of Khoa D. Nguyen, Chairman and Chief Executive Officer of the Company,

filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Thomas J. McCann, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Khoa D. Nguyen, Chairman and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification Certification of Thomas J. McCann, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

* Filed herewith

** Furnished herewith

(1)          Incorporated by reference from the Company’s Registration Statement on Form S-1.

(2)          Incorporated by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882).

(3)          Incorporated herein by reference to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commissions on February 11, 2011 (File No. 000-25882).

Copies of any of these exhibits are available without charge upon written request to Investor Relations, Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.

(Registrant)

Date: May 13, 2011	By:	/s/ Khoa D. Nguyen
Khoa D. Nguyen
Chairman and Chief Executive Officer,
(principal executive officer)

Date: May 13, 2011	By:	/s/ Thomas J. McCann
Thomas J. McCann
Chief Financial Officer and Secretary
(principal financial and accounting
officer)

Exhibits
Index

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Registrant dated as of April 21, 2008, classifying and designating the Series D Junior Participating Cumulative Preferred Stock.

3.3(1)	Amended and Restated By-Laws of the Registrant.

4.1(1)	Specimen Stock Certificate.

4.2(2)	Shareholder Rights Agreement, dated as of April 15, 2008, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.

4.3(3)	Amendment, dated February 10, 2011, to the Shareholder Rights Agreement dated as of April 15, 2008, between the Registrant and Computershare Trust Company, N.A., as Rights Agent.

31.1*	Certification of Khoa D. Nguyen, Chairman and Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Thomas J. McCann, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Khoa D. Nguyen, Chairman and Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification Certification of Thomas J. McCann, Chief Financial Officer of the Company, furnished suant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

* Filed herewith

** Furnished herewith

(1)          Incorporated by reference from the Company’s Registration Statement on Form S-1.

(2)          Incorporated by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2008 (File No. 000-25882).

(3)          Incorporated herein by reference to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commissions on February 11, 2011 (File No. 000-25882).