Form 10-Q
period 2011-06-30
EZENIA INC
filed 2011-08-12
CIK 943894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

Commission File Number 0-25882

EZENIA! INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3114212
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Celina Avenue, Suite 17-18, Nashua, NH  03063
(Address of principal executive offices, including zip code)

(603) 589-7600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☑

The number of shares outstanding of the registrant’s Common Stock as of July 29, 2011 was 15,601,601.

EZENIA! INC.

ITEM I.  FINANCIAL STATEMENTS

EZENIA! INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share related data)

	June 30,	December 31,
	2011	2010
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$648	$1,759
Marketable securities	206	199
Accounts receivable	105	374
Current portion of prepaid software licenses, net of reserve	361	629
Prepaid expenses and other current assets	73	128
Total current assets	1,393	3,089
Deposits	29	29
Capitalized software, net	87	109
Prepaid software licenses, net of reserve and current portion	504	396
Equipment and improvements, net	41	62
Total assets	$2,054	$3,685

Liabilities and stockholders' (deficit) equity
Current liabilities
Accounts payable	$199	$274
Accrued expenses	389	761
Accrued employee compensation and benefits	638	238
Accrued restructuring	111	86
Current portion of deferred revenue	1,531	1,226
Total current liabilities	2,868	2,585

Deferred revenue, net of current portion	313	488

Total liabilities	3,181	3,073

Stockholders’ (deficit) equity
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, 16,362,589 issued and 15,601,601 outstanding at June 30, 2011 and December 31, 2010	163	163
Capital in excess of par value	67,107	67,018
Accumulated deficit	(65,452)	(63,624)
Treasury stock at cost, 759,537 shares	(2,945)	(2,945)
Total stockholders’ (deficit) equity	(1,127)	612
Total liabilities and stockholders’(deficit) equity	$2,054	$3,685

See accompanying notes to unaudited condensed consolidated financial statements.

EZENIA! INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share related data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues
Product revenues	$488	$718	$1,164	$1,421

Cost of revenues
Cost of product revenue	176	277	415	520

Gross profit	312	441	749	901

Operating expenses
General and administrative	839	545	1,318	1,142
Research and development	254	252	724	467
Sales and marketing	128	307	341	572
Occupancy and other facilities-related expenses	132	56	190	154
Depreciation	12	34	21	68
Total operating expenses	1,365	1,194	2,594	2,403

Loss from operations	(1,053)	(753)	(1,845)	(1,502)

Other income (expense)
Other income (expense)	9	(20)	16	(16)
Interest income	-	4	1	7
Total other income (expense)	9	(16)	17	(9)

Net loss	$(1,044)	$(769)	$(1,828)	$(1,511)

Loss per share:
Basic and diluted	$(0.07)	$(0.05)	$(0.12)	$(0.10)
Weighted average common shares:
Basic and diluted	15,601,601	15,214,674	15,601,601	14,937,983

See accompanying notes to unaudited condensed consolidated financial statements.

 EZENIA! INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Operating activities
Net loss	$(1,828)	$(1,511)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	43	68
Stock-based compensation	89	290
Reversal of bad debt reserve	-	(19)
(Gain) loss on marketable securities	(7)	16
Changes in operating assets and liabilities:
Accounts receivable	269	(8)
Prepaid software licenses	160	(366)
Prepaid expenses and other current assets	55	57
Accounts payable, accrued expenses, accrued employee
compensation and benefits and accrued restructuring	(22)	212
Deferred revenue	130	1,451
Net cash (used in) provided by operating activities	(1,111)	190

Investing activities
Capitalized software development costs	-	(130)
Deposits	-	(14)
Purchases of equipment and improvements	-	(8)
Net cash used in investing activities	-	(152)

Financing activities
Proceeds from stock issued under employee benefit plans	-	95
Net cash provided by financing activities	-	95

Change in cash and cash equivalents	(1,111)	133

Cash and cash equivalents at beginning of period	1,759	4,203
Cash and cash equivalents at end of period	$648	$4,336

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

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $1,828,000 and used cash in operating activities of $1,111,000 during the six months ended June 30, 2011.  The Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $1,655,000, $1,127,000 and $65,500,000, respectively, at June 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues or its ability to receive investment capital and loans from third parties to sustain its current level of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In response to current financial conditions, during the last six months we have undergone a reduction in our workforce from 25 employees to 9 employees, as well as reductions in other general and administrative expenses.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ezenia and its wholly-owned subsidiaries.  In the opinion of management, these condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of these interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although we believe the disclosures in these financial statements are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the interim periods shown are not necessarily indicative of the results for any future interim period or for the entire fiscal year.

Certain accounts in the December 31, 2010 and June 30, 2010 financial statements have been reclassified for comparative purposes to conform to the presentation in the June 30, 2011 financial statements.

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

2.  Revenue Recognition

Product revenue consists of sales of InfoWorkSpace (“IWS”) software licenses and maintenance agreements, IWS product related training and consulting.  Revenue from sales of IWS software licenses and maintenance agreements is recognized ratably over the subscription software license contract period, which is generally one year. Revenue from IWS product-related training and consulting services is recognized as the services are performed because we believe we have established vendor specific objective evidence of fair value based on the price charged when the services are sold separately.

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

3.  Stock-Based Compensation

We account for stock-based compensation as costs to be recognized for equity or liability instruments based on the fair value on the grant date, with expense recognized during the period over which an employee provides service in exchange for the award.  We estimate forfeitures at the grant date. Total stock-based compensation cost was $9,000 and $160,000 for the three months ended June 30, 2011 and 2010, respectively, and $89,000 and $290,000 for the six months ended June 30, 2011 and 2010, respectively.

A summary of stock option activity under all of our stock option plans for the six months ended June 30, 2011 is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Options outstanding, December 31, 2010	3,346,672	$0.98
Granted	135,000	0.09
Canceled	(254,553)	0.25
Options outstanding, March 31, 2011	3,227,119	$1.00
Granted	130,000	.08
Cancelled	(1,057,743)	.50
Options outstanding, June 30, 2011	2,299,376	$1.17

Options exercisable, June 30, 2011	2,117,520	$1.26

Options vested and expected to vest, June 30, 2011	2,257,225	$1.19

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

	Six Months Ended June 30,
	2011	2010
Expected volatility	187%-200%	153%-174%
Risk-free interest rate	.75%-1.31%	1%-1.63%
Expected life in years	4.0	4.0
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted for the three months ended June 30, 2011 and 2010 was $0.08 and $0.11 per share, respectively. The weighted average estimated fair value of options granted for the six months ended June 30, 2011 and 2010 was $0.09 and  $0.11 per share, respectively. We estimated forfeitures related to option grants at an annual rate of approximately 15%.

Other reasonable assumptions about these factors could provide different estimates of fair value.  Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted average period of 1.72 years, amounted to $172,000 at June 30, 2011.

4.  Capitalized Software

Costs that are incurred internally in researching and developing computer software products are charged to expense until technological feasibility has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers.

Judgment is required in determining when technological feasibility of a product is established. In most cases, we have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing.  In the first quarter of 2010, we determined that technological feasibility had been established for our newest product, MxM Secure version 2.0 (“MxM Secure”), and as such, we have capitalized $46,000 and $130,000 of costs related to the development of the product during the three and six months ended June 30, 2010, respectively. The capitalized costs will be amortized over the expected life of the product which is three years.  During the three and six month periods ended June 30, 2011, we recorded approximately $11,000 and $22,000 of amortization expense, respectively, related to the capitalized software. No amortization expense was recorded during the three and six month periods ended June 30, 2010.

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

These short-term investments are held in a rabbi trust and are reported at fair value using Level 1 inputs (quoted market values) as marketable securities on the accompanying condensed consolidated balance sheets. The unrealized gains (losses) related to the short-term investments for three months ended June 30, 2011 and 2010 were approximately $9,000 and ($20,000), respectively. The unrealized gains (losses) related to the short-term investments for the six months ended June 30, 2011 and 2010 were approximately $16,000 and ($16,000), respectively. The unrealized gains (losses) are reported as other income (expense), and the changes to the corresponding liability are recorded in general and administrative expenses, in the accompanying condensed consolidated statements of operations. As of June 30, 2011 and December 31, 2010, the fair value of the short-term investments and the corresponding liability, classified in the accrued employee compensation and benefits account, were approximately $206,000 and $199,000, respectively.

6.  Earnings Per Share

The number of shares utilized in the calculation of basic and diluted earnings per share were the same for each period presented. For both the three and six months ended June 30, 2011, 2,299,376 incremental shares of common stock were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company’s common stock for the relevant period. For both the three and six months ended June 30, 2010, 3,153,272 incremental shares of common stock were not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company’s common stock for the relevant period.

7.  Commitments and Contingencies

In December 2007, we completed the closure of our Colorado Springs facility and recorded a restructuring reserve to cover the remaining lease payments, net of estimated sublease proceeds.  Each quarter we record additional occupancy costs, resulting from the difference between the amount of actual sublease income that reduces our liability and the amount of sublease income we estimated when the reserve was established. The amount of these additional occupancy costs for the three and six months ended June 30, 2011, and the corresponding liability increase to the restructuring liability was $21,000 and $36,000, respectively, on our condensed consolidated balance sheets. We estimate that we will have to pay $42,000, net of an expected sublease rental, over the remaining lease term. Our gross remaining lease obligation through November 2011 on our Colorado Springs facility, including estimated operating expense, is approximately $58,000.

In June 2011, we completed the closure of our Virginia facility and recorded a restructuring reserve of $69,000 to cover the remaining lease payments through June 2013.

The adjustments to the accrued restructuring liability related to the shutdown of the Colorado Springs and Virginia facilities for the six months ended June 30, 2011 were as follows (in thousands):

Restructuring balance as of December 31, 2010	$86
Cash payments	(80)
Additional occupancy costs and other facilities related expenses	105
Restructuring liability at June 30, 2011	$111

Our Board of Directors, in their continuing drive to reduce expenses, eliminated a layer of management and therefore relieved Peter Janke of his responsibilities as our President and COO effective as of April 1, 2011. On April 25, 2011, Mr. Janke resigned as the Vice Chairman of the Board and from the Board of Directors.

During June 2011, Khoa D. Nguyen, the CEO of our Company, resigned.  In connection with this resignation, we accrued $308,000 in severance costs. On or about July 25, 2011, Mr. Nguyen filed a complaint against Ezenia alleging breach of contract and requesting a declaratory judgment against Ezenia in the amount of approximately $1.15 million. While Ezenia plans to defend itself against this complaint, we cannot predict the outcome of this matter, nor can we predict whether the outcome will have a material effect on our business, financial position or results of operations.

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, of which $2.65 million was satisfied as of June 30, 2011. In April 2011, the remaining payment schedule was modified to extend the required payments from the second quarter of the fiscal year to the third quarter.  In addition to the remaining license purchase commitment, as of June 30, 2011, we have approximately $2.21 million of prepaid licenses on hand that have yet to be deployed to customers. Microsoft has agreed to allow us an additional three year period to deploy the prepaid licenses. As of June 30, 2011, $98,000 is required to be paid to Microsoft in the third quarter of 2011.  As of June 30, 2011, we reviewed our forecast for license sales through the amended term (ending in June 2014) and believe that the $1.35 million excess purchase reserve remains appropriate for at least the next 12 months.

8. Related-Party Transactions

Payments to two companies previously owned by one of our former directors, Selbre Associates and EC America, amounted to approximately $7,500 and $15,000 in each of the three and six month periods ended June 30, 2011 and 2010, respectively. The two companies provide General Services Administration contract management and consulting in the marketing of our products to the Federal government. These two companies were sold to Immix Group in 2009.  Effective April 2011, this Director resigned.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties.  Statements indicating that we “expect,” “estimate,” “believe,” “are planning,” or “plan to,” are forward-looking, as are other statements concerning our business focus, strategic initiatives, product development initiatives, new product launches, changes in the competitive landscape, business and industry trends, future financial results, expense control initiatives, changes in and maintenance of our customer base and the potential development of new business, changes in our relationship with Microsoft and related purchase commitment reserve, our ability to generate cash and to meet our working capital needs, our ability to continue as a going concern, and other events that have not yet occurred. These forward-looking statements are neither promises nor guarantees, but involve risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements. Factors that may cause such differences include, but are not limited to, our ability to maintain or accurately forecast revenue growth or to anticipate and accurately forecast a decline in revenue from any of our products or services, customer acceptance of our IWS version 3.0 and MxM Secure, version 2.0, our ability to compete in an intensely competitive market, our ability to develop and introduce new products or product enhancements on schedule and that respond to customer requirements and rapid technological change, our dependence on the U.S. government as our largest customer, budgetary constraints within the defense and intelligence communities or the redirection of such budgeted funds, new product introductions and product enhancements by competitors, our ability to select and implement appropriate business models, plans and strategies and to execute on them, our ability to identify, hire, train, motivate, and retain highly qualified management/other key personnel and our ability to manage changes and transitions in management/other key personnel, the impact of global economic and political conditions on our business, our inability to generate sufficient cash flow or obtain adequate financing to meet our liquidity needs, and unauthorized use or misappropriation of our intellectual property, as well as the risk factors discussed in Part I-Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in other periodic reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statement to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our policies and estimates. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

For the three and six months ended June 30, 2011, the net losses were approximately $1,044,000 and $1,828,000, respectively, compared to $769,000 and $1,511,000, respectively, for the three and six months ended June 30, 2010, resulting in an increase in net losses period over period of approximately 36% and 21%, respectively. Basic and diluted loss per share for the three and six months ended June 30, 2011 were $0.07 and $0.12, respectively, compared to $0.05 and $0.10, respectively, for the three and six months ended June 30, 2010. The increase in net losses, period over period, is primarily attributed to a decrease in renewals and sales from certain Department of Defense (the “DoD”) customers as well as budgetary consolidations and the promotion of competing solutions by the Defense Information Systems Agency (“DISA”), including a collaborative product being sponsored and currently offered for free by DISA to the DoD customers. DISA will begin charging for the collaborative product in the fourth quarter of this year.

We continue to concentrate on enhancing our existing collaborative situational awareness product and service offerings. We continue our efforts to defend and re-establish our customer base within the military and intelligence community by pursuing new opportunities, within the changing landscape of the DoD, with various agencies and first responders. Our sales organization, advisors and partners are focusing on new sales activities in adjacent markets, re-energizing existing partnerships and fostering new relationships with strategic resellers and system integrators. Competition for the market for multi-media collaboration products, for military and commercial applications, however, remains highly competitive and has been negatively impacted by current economic and market conditions.

The Company’s IWS product and its current customers will continue to serve as a fundamental base for new business initiatives. The Company is also continuing to invest in research and development of persistent whiteboard technology. The development of the MxM product is currently being re-assessed. Pending the determination of the re-assessment of this product, we may begin beta testing of our new MxM product which will be marketed to small and medium sized businesses as a secure, collaborative and storage application as early as the fourth quarter of 2011. The management of the Company is also exploring alternatives for marketing other components of technology that have been developed internally, including but not limited to, collaborative arrangements, partnership, sales, mergers and acquisitions.

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues:  Product revenues declined 32% to approximately $488,000 for the quarter ended June 30, 2011 from approximately $718,000 for the quarter ended June 30, 2010. We believe that the decline in IWS revenue is primarily the result of budgetary constraints and uncertainties within the DoD, as well as the redirection of information technology, or IT, purchases due to the Net-Centric Enterprise Services programs administered by DISA as described above.

Gross Profit: Cost of revenues includes material costs, costs of third-party software licenses, assembly labor and overhead, and customer support costs associated with product revenue.  Gross profit as a percentage of revenue was approximately 63.9% for the quarter ended June 30, 2011 as compared to approximately 61.4% for the quarter ended June 30, 2010. The 2.5% increase in gross profit percentage was primarily due to a reduction of customer support personnel costs.
Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs and miscellaneous costs associated with product development. Research and development expenses increased slightly by 0.1% to approximately $254,000 for the quarter ended June 30, 2011 from approximately $252,000 for the quarter ended June 30, 2010.  The increase is due in part to the capitalization of $46,000 of engineering labor for our new product MxM Secure in the quarter ended June 30, 2010.  The balance is due to consultants brought on to continue to enhance our new product.

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses decreased by 58% to approximately $128,000 for the quarter ended June 30, 2011 from approximately $307,000 for the quarter ended June 30, 2010. The decrease is primarily attributable to a reduction in sales personnel and a decrease in consulting expenses.

        General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses increased by 54% to approximately $839,000 for the quarter ended June 30, 2011 as compared to approximately $545,000 for the quarter ended June 30, 2010, which is primarily due to accrued severance costs of $403,000 offset partially by lower stock-based compensation costs and legal and professional fees.

      Occupancy and Other Facilities-Related Expenses:  Occupancy and other facilities-related expenses include rent expenses and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and sales office located in Sterling, Virginia.  Occupancy costs increased 136% to approximately $132,000 for the quarter ended June 30, 2011 from approximately $56,000 for the quarter ended June 30, 2010.  The increase is primarily due to a restructuring charge of $69,000 for the closure of the Virginia facility and additional operating costs of $6,000 related to the closure of the facility in Colorado Springs, Colorado.

Other Income(Expense):  For the quarter ended June 30, 2011, we had other income of $9,000 compared to other expenses of $20,000 for the quarter ended June 30, 2010. This difference results from unrealized gains on short-term investments.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues:  Product revenues declined 18% to approximately $1.2 million for the six months ended June 30, 2011 from approximately $1.4 million for the six months ended June 30, 2010. We believe that the decline in IWS revenue is primarily the result of budgetary constraints and uncertainties within the DoD, as well as the redirection of information technology, or IT, purchases due to the Net-Centric Enterprise Services programs administered by DISA as described above.

Gross Profit: Cost of revenues includes material costs, costs of third-party software licenses, assembly labor and overhead, and customer support costs associated with product revenue.  Gross profit as a percentage of revenue was approximately 64% for the six months ended June 30, 2011 as compared to approximately 63% for the six months ended June 30, 2010. The 1% increase in gross profit percentage was primarily due to  a reduction in customer support personnel costs.

Research and Development:  Research and development expenses include payroll, employee benefits, other headcount-related costs and miscellaneous costs associated with product development. Research and development expenses increased by 55% to approximately $724,000 for the six months ended June 30, 2011 from approximately $467,000 for the six months ended June 30, 2010.  The increase is due in part to the capitalization of $130,000 of engineering labor for our new product MxM Secure in the six months ended June 30, 2010.  The balance is due to additional consultants brought on to continue to enhance our new product.

Sales and Marketing:  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel, advertising, tradeshows, seminars, and other marketing-related programs.  Sales and marketing expenses decreased by 40% to approximately $341,000 for the six months ended June 30, 2011 from approximately $572,000 for the six months ended June 30, 2010. The decrease is primarily attributable to a reduction in sales personnel and a decrease in consulting expenses.

        General and Administrative:  General and administrative expenses include payroll, employee benefits, other headcount-related costs associated with the finance, human resources, management information systems, and other administrative headcount, legal and investor relations costs, and other administrative fees.  General and administrative expenses increased by 15% to approximately $1,318,000 for the six months ended June 30, 2011 as compared to approximately $1,142,000 for the six months ended June 30, 2010, which is primarily due to accrued severance costs of $403,000 offset partially by lower stock-based compensation costs and legal and professional fees.

    Occupancy and Other Facilities-Related Expenses:  Occupancy and other facilities-related expenses include rent expenses and other operating costs associated with our headquarters facility located in Nashua, New Hampshire, and sales office located in Sterling, Virginia.  Occupancy costs increased 23% to approximately $190,000 for the six months ended June 30, 2011 from approximately $154,000 for the six months ended June 30, 2010.  The increase is primarily due to a restructuring charge of $69,000 for the closure of the Virginia facility, partially offset by a reduction of $26,000 in costs related to the closure of the facility in Colorado Springs, Colorado, along with a consolidation of facilities in Nashua, New Hampshire.

Other Income(Expense):  For the six months ended June 30, 2011, we had other income of $16,000 compared to other expense of ($16,000) for the six months ended June 30, 2010. This difference results from unrealized gains on short-term investments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents on hand of approximately $648,000.  We incurred a loss from operations of approximately $1,845,000 for the six months ended June 30, 2011, and a net loss for the six months of approximately $1,828,000. The Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $1,655,000, $1,127,000 and $65,500,000, respectively, at June 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues or its ability to receive investment capital and loans from third parties to sustain its current level of operations.

In the six month period ended June 30, 2011, we used cash from operations of approximately $1,111,000 compared to providing cash of approximately $190,000 for the six months ended June 30, 2010.  The cash used in operations for 2011 is primarily the result of the net loss, partially offset by a decrease in accounts receivable, prepaid software licenses and deferred revenue. The cash provided by operations for 2010 is primarily the result of an increase in accounts payable and deferred revenue offset by an increase in prepaid software licenses and the net loss.

There were no investing or financing activities during the six month period ended June 30, 2011. We invested approximately $130,000 in capitalized labor for our new product, MxM Secure, during the six month period ended June 30, 2010.

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

In December 2008, our software distribution license agreement with Microsoft was amended to extend the term through June 2011 and reduce the remaining purchase commitment to $2.75 million, of which $2.65 million was satisfied as of June 30, 2011. In April 2011, the remaining payment schedule was modified to extend the required payments from the second quarter of the fiscal year to the third quarter. In addition to the remaining license purchase commitment, we have, as of June 30, 2011, approximately $2.21 million of prepaid licenses on hand that have yet to be deployed to customers. Microsoft has agreed to allow the Company an additional three year period to deploy the prepaid licenses. As of June 30, 2011, $98,000 is required to be paid to Microsoft in the third quarter of 2011. As of June 30, 2011, we reviewed our forecast for license sales through the amended term (June 2014) and believe that the $1.35 million excess purchase reserve remains appropriate for at least the next 12 months.

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

Operating costs remained relatively flat at approximately $2.6 million for the six months ended June 30, 2011 versus $2.4 million for the six months ended June 30, 2010. Order bookings, which are purchase orders placed by customers, are not recognized as revenue until all requirements of that order are satisfied, although the cash flow received from these orders may more closely follow the receipt date of the order. Our cash balance declined by approximately $1,111,000 for the six months ended June 30, 2011 with cash on hand at the end of the period of approximately $648,000. Management believes that its existing cash resources and expected new and renewed license orders will be sufficient to fund its anticipated working capital and capital expenditure needs for at least the next several months.  The Company is currently reviewing all of its options for the long term.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2011, our management, under the supervision and with the participation of our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized, and reported within the requisite time periods, including ensuring that such material information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about July 25, 2011, Khoa D. Nguyen, former Chief Executive officer of the Company, filed a complaint against Ezenia in the Circuit Court of the Commonwealth of Virginia, Fairfax County, alleging breach of contract and requesting a declaratory judgment against Ezenia in the amount of approximately $1.15 million. Nguyen's complaint alleges that Ezenia caused a diminution or adverse change in Nguyen's duties, responsibilities or employment condition, which caused Nguyen to resign his position with Ezenia in June 2011. He further alleges that the diminution of his duties constituted a "Change in Status," triggering certain contractual matters. In connection with his resignation, the Company has accrued $308,000 in severance costs. While Ezenia plans to defend itself against this complaint, we cannot predict the outcome of this matter, nor can we predict whether the outcome will have a material effect on our business, financial position or results of operations.

ITEM 1A.  RISK FACTORS

For factors that could affect our business, results of operation and financial condition, see the discussion of risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes in these risk factors for the six months ended June 30, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated November 8, 1999.

3.3(1)	Amended and Restated By-Laws of the Registrant.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, dated July 26, 2011.

3.4(1)	Amended and Restated By-Laws of the Registrant.

3.5(3)	Amendment to Amended and Restated By-Laws of the Registrant, effective July 26, 2011.

4.1(1)	Specimen Stock Certificate.

10.1*	Microsoft Licensing Payment Plan Agreement, dated April 25, 2011.

31.1*
Certification of Larry Snyder, President and Chief Executive Officer of the Company and Principal Executive Officer and Principal Financial and Accounting Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**
Certification of Larry Snyder, President and Chief Executive Officer of the Company and Principal Executive Officer and Principal Financial and Accounting Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101***
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

***Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

1	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 12, 1995 (No. 33-91132).
2	Incorporated by reference from the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 31, 2000 (No. 333-44984).
3	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commissions on July 29, 2011 (File No. 000-25882).

Copies of any of these exhibits are available without charge upon written request to Investor Relations,
Ezenia! Inc., 14 Celina Avenue, Suite 17-18, Nashua, NH 03063.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZENIA! INC.
(Registrant)

Date: August 11, 2011	By:	/s/ Larry Snyder
President and Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Exhibits Index

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, dated November 8, 1999.

3.3(1)	Amended and Restated By-Laws of the Registrant.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, dated July 26, 2011.

3.4(1)	Amended and Restated By-Laws of the Registrant.

3.5(3)	Amendment to Amended and Restated By-Laws of the Registrant, effective July 26, 2011.

4.1(1)	Specimen Stock Certificate.

10.1*	Microsoft Licensing Payment Plan Agreement, dated April 25, 2011.

31.1*
Certification of Larry Snyder, President and Chief Executive Officer of the Company and Principal Executive Officer and Principal Financial and Accounting Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**
Certification of Larry Snyder, President and Chief Executive Officer of the Company and Principal Executive Officer and Principal Financial and Accounting Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101***
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

***Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

1	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 12, 1995 (No. 33-91132).
2	Incorporated by reference from the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 31, 2000 (No. 333-44984).
3	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commissions on July 29, 2011 (File No. 000-25882).